Form 10-Q
period 2015-10-31
Sharing Services, Inc.
filed 2015-12-09
CIK 1644488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to ________________

Commission file number: 333-205310

________________________

SHARING SERVICES, INC.

(Exact name of registrant as specified in its charter)

Nevada	30-0869786
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

289 Moo 4, Nampong, Nampong
Khon Kaen, 40310 Thailand

Telephone No.: (775) 562-0587

(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

____________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Check whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months ( or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☒ (Not required by smaller reporting companies)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting Company	☒
(Do not check if a smaller reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 30, 2015, the aggregate value of voting and non-voting common equity held by non-affiliates was 23,360,000 shares of common stock, $0.001 par value, issued and outstanding.

Sharing Services, Inc.

Quarterly Report on Form 10-Q

2

SHARING SERVICES, INC.

INDEX TO CONDENSED FINANCIAL STATEMENTS

October 31, 2015 (Unaudited) and April 30, 2015 (Audited)

CONDENSED BALANCE SHEETS	4

CONDENSED STATEMENT OF OPERATIONS	5

CONDENSED STATEMENT OF CASH FLOWS	6

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS	7-12

SHARING SERVICES, INC.

CONDENSED BALANCE SHEETS

	October 31, 2015	April 30, 2015
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$4,925	$7,773
Prepaid expenses	47	89

TOTAL ASSETS	$4,972	$7,862

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$-	$-
Due to employees and consultants (Note 4)	10,000	-

TOTAL LIABILITIES	$10,000	$-

STOCKHOLDERS' EQUITY (DEFICIT )
Capital stock
Authorized 200,000,000 shares of common stock, $0.001 par value, Issued and outstanding 30,000,000 shares and 30,000,000 sharesrespectively	$30,000	$30,000
Additional paid-in capital	(20,000)	(20,000)
Stock Subscriptions Payable (Note 4)	3,890	-
Accumulated Deficit	(18,918)	(2,138)

TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(5,028)	$7,862

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$4,972	$7,862

The accompanying notes are an integral part of these financial statements.

SHARING SERVICES, INC.

CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended October 31, 2015	For the Six Months Ended October 31, 2015

REVENUE	$-	$-

EXPENSES
Business service fees	$-	$754
Professional development fees	6,000	10,000
Professional legal and accounting fees	-	5,900
Incorporation expense	-	-
License and permit fees	-	-
Telephone expense	42	42
Trust account management fees	-	-
Webhosting expense	84	84

TOTAL EXPENSES	(6,126)	(16,780)

NET LOSS	$(6,126)	$(16,780)

BASIC NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING	30,000,000	30,000,000

On November 9, 2015, the Company effectuated a forward split of common stock at 150 to 1 and the shareholder of the Company returned 1,470,000,000 common shares to treasury. All shares amounts have been retroactively adjusted for all periods presented.

The accompanying notes are an integral part of these financial statements.

SHARING SERVICES, INC.

CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

For the Six Months Ended October 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$(16,780)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease in prepaid expenses	42
Decrease in Accounts payables and accrued liabilities	10,000

NET CASH USED IN OPERATING ACTIVITIES	(6,738)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale of common stock (Note 4)	-
Cash for stock subscription (Notes 4 and 6)	3,890

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,890

NET INCREASE (DECREASE) IN CASH	(2,848)

CASH, BEGINNING OF PERIOD	7,773

CASH, ENDING OF PERIOD	$4,925

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH ACTIVITIES;
Cash paid during the period for:
Interest	$-
Income taxes	$-

The accompanying notes are an integral part of these financial statements.

Sharing Services, Inc.

Notes To The Unaudited Condensed Financial Statements

October 31, 2015

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organization

Sharing Services, Inc. was incorporated in the State of Nevada as a for-profit Company on April 24, 2015 and established a fiscal year end of April 30. On October 20, 2015, the Company launched its taxi sharing website and web application, which are available at www.TaxiCabSharing.com. Customers can schedule a taxi cab ride and find someone who is in close proximity to their originating point and who is going to the same general vicinity as their destination in order to share their cab ride and cost. The Company intends to market its taxi sharing services, via social media services such as Twitter and Facebook.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying balance sheet as of October 31, 2015, which has been derived from the Company's unaudited financial statements as of that date has been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and are included in the Company's Form 10-Q Quarterly Report filing with the United States Securities and Exchange Commission. In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company's financial position at such date and the operating results and cash flows for the period. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's most recent audited financial statements contained in the Company's S-1 registration statement filing with the Securities and Exchange Commission. Operating results for the six months ended October 31, 2015 are not necessarily indicative of the results that may be expected for the year ending April 30, 2016.

Certain information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the United States Securities and Exchange Commission. These unaudited financial statements are included in the Company's Form 10-Q Quarterly Report filing for the period.

Comprehensive Loss

"Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of October 31, 2015, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Accordingly, actual results could differ from those estimates.

Sharing Services, Inc.

Notes To The Unaudited Condensed Financial Statements

October 31, 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. As of October 31, 2015, the Company had cash and cash equivalents of $4,925.

Financial Instruments

All significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practical the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

Loss per Common Share

The basic earnings (loss) per share is calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company.

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances and tax loss carry-forwards. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern" ("ASU 2014-15"). ASU 2014-15, which is effective for annual reporting periods ending after December 15, 2016, extends the responsibility for performing the going-concern assessment to management and contains guidance on how to perform a going-concern assessment and when going-concern disclosures would be required under U.S. GAAP. The Company does not anticipate that the adoption of ASU 2014-15 will have a material impact on its financial statements.

Sharing Services, Inc.

Notes To The Unaudited Condensed Financial Statements

October 31, 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-10, "Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation," ("ASU 2014-10"). ASU 2014-10 removes the definition of a development stage entity from the ASC, thereby removing the financial reporting distinction between development stage entities and other reporting entities from GAAP. In addition, ASU 2014-10 eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of operations, cash flows, and stockholders' equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. ASU 2014-10 is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The Company has elected to adopt ASU 2014-10 effective with this registration statement on Form S-1 and its adoption resulted in the removal of previously required development stage disclosures.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

To date the Company has generated no revenues from its business operations and has an accumulated deficit of $18,918. As of October 31, 2015, the Company had a working capital deficit of $5,028. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of October 31, 2015, the Company has funded initial expenses through the sale of common shares of the Company to the sole director and President of the Company and the sale of 23,340,000 (155,600 pre-split) common shares to friends and associates of the sole director and President of the Company at a price per share of $0.000261 ($0.025 pre-split) for net cash proceeds of $3,890.

Under its current operating plan the Company will require approximately $60,000 to fund ongoing operations and working capital requirements through October 31, 2016. Management is implementing a plan to address these uncertainties to enable the Company to continue as a going concern through the end of fiscal 2016 and beyond. This plan includes new equity financing in amounts sufficient to sustain operations, and to begin generating revenues and closely monitor costs from operations. However, there can be no assurances that management's plans will be successful if additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's then-current stockholders would be diluted. If additional funds are raised through the issuance of debt securities, the Company will incur interest charges until the related debt is paid off.

Sharing Services, Inc.

Notes To The Unaudited Condensed Financial Statements

October 31, 2015

NOTE 3 – GOING CONCERN (continued)

These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 4 – CAPITAL STOCK

The Company's capitalization is 200,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

On April 24, 2015, the Company issued 1,500,000,000 (10,000,000 pre-split) common shares at $0.00000666666666666667 ($0.001 pre-split) per share to the sole officer and director of the Company for cash proceeds of $10,000.

On October 31, 2015, the directors of the Company approved a special resolution to undertake to issue 23,340,000 (155,600 pre-split) common shares to 31 subscribers at $0.000261 ($0.025 pre-split) per share, which shares have not at the time of this filing been issued. Proceeds from the sale of the shares was $3,890 and the proceeds are recorded on the balance sheets as Stock Subscriptions Payable.

On November 4, 2015, the directors of the Company approved a special resolution to undertake a forward split of the common stock of the Company on a basis of 150 new common shares for 1 old common share. The issued and outstanding common stock increased from 10,000,000 to 1,500,000,000 as of November 9, 2015.

On November 4, 2015, the founding shareholder of the Company returned 1,470,000,000 (9,800,000 pre-split) restricted common shares to treasury, which shares were subsequently cancelled by the Company. These shares were returned to treasury for $0.00000000680272108843537 ($0.00000102040816326531 pre-split) per share for a total consideration of $10 to the shareholder. After the redemption and return to treasury of the founding shareholder's 1,470,000,000 (9,800,000 pre-split) restricted common shares, the issued and outstanding common stock decreased from 1,500,000,000 (10,000,000 pre-slit) to 30,000,000 (200,000 pre-split) as of November 4, 2015.

After the issuance of the 23,340,000 (155,600 pre-split) common shares to the 31 shareholders, the issued and outstanding common stock will increase from 30,000,000 (200,000 pre-split) to 53,340,000 (355,600 pre-split).

On November 15, 2015, the directors of the Company approved a special resolution to issue 20,000 (pre-split 133.333) restricted common shares to one (1) consultant in lieu of and as full payment against the $10,000 owed to him for consulting services performed up to an including October 31, 2015. The shares are to be issued at $0.50 (pre-split) per share. After the issuance of these 20,000 (133.333 pre-split) common shares to the one (1) shareholder, the issued and outstanding common stock will increase from 53,340,000 (355,600 pre-split) to 53,360,000 (355,733.333 pre-split).

All references in these financial statements to number of common shares, price per share and weighted average number of shares outstanding prior to the 150:1 forward split have been adjusted to reflect the stock split on a retroactive basis unless otherwise noted.

As of October 31, 2015, the Company has not granted any stock options and has not recorded any stock-based compensation.

Sharing Services, Inc.

Notes To The Unaudited Condensed Financial Statements

October 31, 2015

NOTE 5 – RELATED PARTY TRANSACTIONS

As of October 31, 2015, the Company has no related party transactions.

NOTE 6 – INCOME TAXES

Income taxes are provided in accordance with ASC 740 Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax asset and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

No provision was made for Federal Income tax.

The Company did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. The Company provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events up to and including December 8, 2015, which is the date these financial statements were issued and determined that the following are the only reportable subsequent events.

On November 4, 2015, the directors of the Company approved a special resolution to undertake a forward split of the common stock of the Company on a basis of 150 new common shares for 1 old common share. The issued and outstanding common stock increased from 10,000,000 to 1,500,000,000 as of November 9, 2015.

Sharing Services, Inc.

Notes To The Unaudited Condensed Financial Statements

October 31, 2015

NOTE 7 – SUBSEQUENT EVENTS (continued)

On November 4, 2015, the founding shareholder of the Company returned 1,470,000,000 (9,800,000 pre-split) restricted common shares to treasury, which shares were subsequently cancelled by the Company. These shares were returned to treasury for $0.00000000680272108843537 ($0.00000102040816326531 pre-split) per share for a total consideration of $10 to the shareholder. After the redemption and return to treasury of the founding shareholder's 1,470,000,000 (9,800,000 pre-split) restricted common shares, the issued and outstanding common stock decreased from 1,500,000,000 (10,000,000 pre-slit) to 30,000,000 (200,000 pre-split) as of November 4, 2015.

After the issuance of the 23,340,000 (155,600 pre-split) common shares to the 31 shareholders, the issued and outstanding common stock will increase from 30,000,000 (200,000 pre-split) to 53,340,000 (355,600 pre-split).

On November 15, 2015, the directors of the Company approved a special resolution to issue 20,000 (pre-split 133.333) restricted common shares to one (1) consultant in lieu of and as full payment against the $10,000 owed to him for consulting services performed up to an including October 31, 2015. The shares are to be issued at $0.50 (pre-split) per share. After the issuance of these 20,000 (133.333 pre-split) common shares to the one (1) shareholder, the issued and outstanding common stock will increase from 53,340,000 (355,600 pre-split) to 53,360,000 (355,733.333 pre-split).

Item 2. Management`s Discussion and Analysis of Financial Condition and Results of Operations

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Overview

On August 24, 2015, Mr. Thipjaroey, president and sole director, incorporated the Company in the State of Nevada and established a fiscal year end of April 30. The objective of this corporation is to provide taxi cab sharing services through the Company's website located at http://www.taxicabsharing.com.

On November 1, 2015, the Company launched its TaxiCabSharing.com website and app where consumers can schedule a taxi cab ride and find someone who is in close proximity with them and who is going to the same vicinity as their destination.

Since the launch of our TaxiCabSharing.com website and app, the Company, together with third-party consultants, have begun the development required to intergrate PayPal and other third-party payment processors into the TaxiCabSharing.com website and app's so the Company can begin sell its taxi cab sharing services. Scheduled completion date is anticipated towards the end of January 2016. Once payment gateways are in place the Company can charge a booking confirmation fee for its services.

The Company now intends to begin marketing it taxi cab sharing services, which are located at www.TaxiCabSharing.com, via social media services such as Twitter and Facebook.

Plan of Operation

As of the date of this filing, the Company has generated no revenues and other than an agreement with a third-party consultant to develop the Company's TaxiCabSharing.com website and app, the Company has not entered into any agreement, arrangement or understanding with any other third party Company. Failure to raise funds will require the Company to cease operations.

As of October 31, 2015 we had $4,925 of cash on hand in the bank. We incurred operating expenses in the amount of $6,136 in the quarter ended October 31, 2015 compared to $10,654 in the quarter ended July 31, 2015. These operating expenses were comprised primarily of professional development fees related to the development of the Company's taxi cab sharing services ($6,000 and $4,000 respectively) and legal and accounting fees (nil and $5,900 respectively) and office and general expenses ($126 and $880 respectively). As of October 31, 2015 the Company has generated no revenues from its business operations and has an accumulated deficit of $18,918 and a working capital deficit of $5,028.

Our president and director has invested $10,000 in the Company. At the present time, we have received $3,890 from the sales of common shares from 31 other investors during October 2015. No other arrangement was made to raise additional cash. We will need additional cash and if we are unable to raise it, we will either suspend marketing operations until we do raise the cash necessary to continue our business plan, or we cease operations entirely.

Under our current operating plan the Company will require approximately $60,000 to fund ongoing operations and working capital requirements through October 31, 2016. Management is implementing a plan to address these uncertainties through future private placements to enable the Company to continue as a going concern through the end of fiscal 2016 and beyond.

Management believes that if subsequent private placements are successful, we will generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If the Company is unsuccessful in raising the additional proceeds through a private placement offering it will then have to seek additional funds through debt financing, which would be very difficult for a new development stage company to secure. Therefore, the Company is highly dependent upon the success of the anticipated private placement offering described herein and failure thereof would result in the Company having to seek capital from other resources such as debt financing, which may not even be available to the Company. However, if such financing were available, because the Company is a development stage company with limited operating history and no revenues to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If the Company cannot raise additional proceeds via a private placement of its common stock or secure debt financing it would be required to cease business operations. As a result, investors in the Company's common stock would lose all of their investment.

Hire third-party web developers to develop our websites and web apps: We have hired a suitable third-party web developer to develop our taxi cab sharing website and web app, which are located at http://www.TaxiCabSharing.com. The Company intends to continue working with this third-party for the development of the Company's next version of its taxi cab sharing website and web app.

Hire third party software developers to develop our applications: We plan on hiring suitable third-party software developers to develop our software applications. Our sole officer and director will be responsible for carefully finding suitable third-party software developers, according to our budget and he would oversee all the steps of the design and development.

Hire third parties to perform quality assurance testing and provide support services: Currently our sole officer and director is performing quality assurance testing on our taxi cab sharing website and web app, however, we plan on hiring suitable third-party quality assurance testers to test our software applications. Our sole officer and director will be responsible for carefully finding suitable third-party quality assurance testers, according to our budget and he would oversee all the steps of the testing and subsequent reporting back to our website developers and/or software application developers. This quality assurance testing process will also include early adopters of our software applications and other end user consumers of our taxi sharing service who can report issues/problems to our support system.

Internet marketing: Due to the limited cash on hand, our sole officer and director intends to do some limited marketing of our taxi cab sharing website and web app himself, however, after we have our mobile applications working and available on the Google Play Store and/or the Apple App Store, we plan on hiring third-party consultants to start a more focused/targeted Internet marketing campaign. Our sole officer and director will be responsible for carefully finding suitable marketing opportunities, according to our budget and he would oversee all the steps of our Marketing Plan.

Internet: It was and still is our intent to use Amazon Elastic Compute Cloud and Amazon CloudFront to host and deliver our taxi cab sharing website and web and mobile applications to our end user consumers and prospective end user consumers. However, at this time, primarily due to available cash, the Company has selected to use AfterBurst (an Oxygem Digital Inc. service) to host its taxi cab sharing website and web app.

Telephone and miscellaneous office expenses: Our telephone and miscellaneous office expense budget is nominal and will mostly be comprised of our current telephone service and future telephone services with Skype.

At this time the Company uses a third-party development consultant to work on the Company's taxi cab sharing services website and web apps and intends to hire additional third-party consultants to work on developing the Company's mobile device apps, perform quality assurance testing, provide support services and also marketing services related to the Company's taxi cab sharing services. We do not currently have any employees and management does not plan to hire employees at this time. We do not expect the purchase or sale of any significant equipment and the Company has no current material commitments.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are a development stage corporation with limited operating history and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources.

Off Balance Sheet Arrangement

The Company is dependent upon the sale of its common shares to obtain the funding necessary to carry its business plan. Our President, Natthapong Thipjaroey has undertaken to provide the Company with operating capital to sustain its business over the next twelve month period, as the expenses are incurred, in the form of a non-secured loan. However, there is no contract in place or written agreement securing these agreements. Investors should be aware that Mr. Thipjaroey's expression is neither a contract nor agreement between him and the Company.

Other than the above described situation the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our principal executive and financial officer has concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective. As reported in our Registration Statement on Form S-1, which included our financial statements for the period from Inception on April 24, 2015 through April 30, 2015, the Company's principal executive and financial officer has determined that there are material weaknesses in our disclosure controls and procedures.

The material weaknesses in our disclosure control procedures are as follows:

1.

Lack of formal policies and procedures necessary to adequately review significant accounting transactions. The Company utilizes a third party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

2.

Audit Committee and Financial Expert. The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

We intend to initiate measures to remediate the identified material weaknesses including, but not necessarily limited to, the following:

•

Establishing a formal review process of significant accounting transactions that includes participation of the Principal Executive Officer, the Principal Financial Officer and the Company's corporate legal counsel.

•

Form an Audit Committee that will establish policies and procedures that will provide the Board of Directors a formal review process that will among other things, assure that management controls and procedures are in place and being maintained consistently.

Changes in Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintain records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected.

As reported in our Registration Statement on Form S-1, which included our financial statements for the period from Inception on April 24, 2015 through April 30, 2015, management is aware that there a significant deficiency and a material weakness in our internal control over financial reporting and therefore has concluded that the Company's internal controls over financial reporting were not effective as of October 31, 2015. The significant deficiency relates to a lack of segregation of duties due to the small number of employees involvement with general administrative and financial matters. The material weakness relates to a lack of formal policies and procedures necessary to adequately review significant accounting transactions.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended October 31, 2015 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the issuer and no owner of record or beneficiary of more than 5% of the securities of the issuer, or any security holder is a party adverse to the small business issuer or has a material interest adverse to the small business issuer.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. (Removed and Reserved)

Item 5. Other Information

None

Item 6. Exhibits

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

_________________

*	Included in Exhibit 31.1
**	Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sharing Services, Inc.

Dated: December 8, 2015	By:	/s/ Natthapong Thipjaroey
Natthapong Thipjaroey
President, Principal Executive Officer, Principal Financial Officer, Secretary, Treasurer and sole Director

