Form 10-Q/A
period 2015-10-31
Sharing Services, Inc.
filed 2016-02-04
CIK 1644488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________

FORM 10-Q/A

 (Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of November 30, 2015, the aggregate value of voting and non-voting common equity held by non-affiliates was 23,360,000 shares of common stock, $0.001 par value, issued and outstanding.

Sharing Services, Inc.

Quarterly Report on Form 10-Q

2

SHARING SERVICES, INC.

INDEX TO CONDENSED FINANCIAL STATEMENTS

October 31, 2015 (Unaudited) and April 30, 2015 (Audited)

CONDENSED BALANCE SHEETS	4

CONDENSED STATEMENT OF OPERATIONS	5

CONDENSED STATEMENT OF CASH FLOWS	6

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS	7-12

SHARING SERVICES, INC.

CONDENSED BALANCE SHEETS

	October 31, 2015	April 30, 2015
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$4,925	$7,773
Prepaid expenses	47	89

TOTAL ASSETS	$4,972	$7,862

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$-	$-
Due to employees and consultants (Note 4)	10,000	-

TOTAL LIABILITIES	$10,000	$-

STOCKHOLDERS' EQUITY (DEFICIT )
Capital stock
Authorized 200,000,000 shares of common stock, $0.001 par value, Issued and outstanding 30,000,000 shares and 30,000,000 shares respectively	$30,000	$30,000
Additional paid-in capital	(20,000)	(20,000)
Stock Subscriptions Payable (Note 4)	3,890	-
Accumulated Deficit	(18,918)	(2,138)

TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(5,028)	$7,862

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$4,972	$7,862

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

Sharing Services, Inc.

Dated: February 3, 2016	By:	/s/ Natthapong Thipjaroey
Natthapong Thipjaroey
President, Principal Executive Officer, Principal Financial Officer, Secretary, Treasurer and sole Director

