Form 10-Q
period 2016-01-31
Sharing Services, Inc.
filed 2016-03-14
CIK 1644488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2016

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

 ____________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting Company	☒
(Do not check if a smaller reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of March 11, 2016, the aggregate value of voting and non-voting common equity held by non-affiliates was 23,360,000 shares of common stock, $0.001 par value, issued and outstanding.

Sharing Services, Inc.

Quarterly Report on Form 10-Q

2

SHARING SERVICES, INC.

INDEX TO CONDENSED FINANCIAL STATEMENTS

January 31, 2016 (Unaudited) and April 30, 2015 (Audited)

CONDENSED BALANCE SHEETS	4

CONDENSED STATEMENT OF OPERATIONS	5

CONDENSED STATEMENT OF CASH FLOWS	6

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS	7

SHARING SERVICES, INC.
CONDENSED BALANCE SHEETS

	January 31, 2016	April 30, 2015
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$3,237	$7,773
Prepaid expenses	26	89

TOTAL ASSETS	$3,263	$7,862

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	3,629	-

TOTAL LIABILITIES	$3,629	$-

STOCKHOLDERS' EQUITY (DEFICIT )
Capital stock
Authorized 200,000,000 shares of common stock, $0.001 par value, Issued and outstanding 53,360,000 shares and 30,000,000 shares respectively	$53,360	$30,000
Additional paid-in capital	(29,480)	(20,000)
Accumulated Deficit	(24,246)	(2,138)

TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(366)	$7,862

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$3,263	$7,862

The accompanying notes are an integral part of these financial statements.

SHARING SERVICES, INC.
CONDENSED STATEMENT OF OPERATIONS (Unaudited)

	For the Three Months Ended January 31, 2016	For the Nine Months Ended January 31, 2016

REVENUE	$-	$-

EXPENSES
Business service fees	$2,465	$3,219
Professional development fees	-	10,000
Professional legal and accounting fees	2,500	8,400
Incorporation expense	-	-
License and permit fees	175	175
Telephone expense	21	63
Courier expense	167	167
Trust account management fees	-	-
Webhosting expense	-	84

TOTAL EXPENSES	(5,328)	(22,108)

NET LOSS	$(5,328)	$(22,108)

BASIC NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING	53,356,739	37,785,580

On November 9, 2015, the Company effectuated a forward split of common stock at 150 to 1 and the shareholder of the Company returned 1,470,000,000 common shares to treasury. All shares amounts have been retroactively adjusted for all periods presented.

The accompanying notes are an integral part of these financial statements.

SHARING SERVICES, INC.
CONDENSED STATEMENT OF CASH FLOWS (Unaudited)

For the Nine Months Ended January 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$(22,108)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issuance for service	10,000
Changes in operating assets and liabilities:
Decrease in prepaid expenses	63
Decrease in Accounts payables and accrued liabilities	3,629

NET CASH USED IN OPERATING ACTIVITIES	(8,416)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale of common stock (Note 4)	3,890
Stock redemption (Notes 4 and 6)	(10)

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,880

NET INCREASE (DECREASE) IN CASH	(4,536)

CASH, BEGINNING OF PERIOD	7,773

CASH, ENDING OF PERIOD	$3,237

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH ACTIVITIES;
Cash paid during the period for:
Interest	$-
Income taxes	$-

The accompanying notes are an integral part of these financial statements.

Sharing Services, Inc.

Notes To The Unaudited Condensed Financial Statements

January 31, 2016

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying balance sheet as of January 31, 2016, which has been derived from the Company's unaudited financial statements as of that date has been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and are included in the Company's Form 10-Q Quarterly Report filing with the United States Securities and Exchange Commission. In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company's financial position at such date and the operating results and cash flows for the period. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's most recent audited financial statements contained in the Company's S-1 registration statement filing with the Securities and Exchange Commission. Operating results for the nine months ended January 31, 2016 are not necessarily indicative of the results that may be expected for the year ending April 30, 2016.

Certain information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the United States Securities and Exchange Commission. These unaudited financial statements are included in the Company's Form 10-Q Quarterly Report filing for the period.

Comprehensive Loss

"Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of January 31, 2016, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

January 31, 2016

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. As of January 31, 2016, the Company had cash and cash equivalents of $3,237.

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

In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-10,

Sharing Services, Inc.

Notes To The Unaudited Condensed Financial Statements

January 31, 2016

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

"Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation," ("ASU 2014-10"). ASU 2014-10 removes the definition of a development stage entity from the ASC, thereby removing the financial reporting distinction between development stage entities and other reporting entities from GAAP. In addition, ASU 2014-10 eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of operations, cash flows, and stockholders' equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. ASU 2014-10 is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The Company has elected to adoptASU 2014-10 effective with this registration statement on Form S-1 and its adoption resulted in the removal of previously required development stage disclosures.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

To date the Company has generated no revenues from its business operations and has an accumulated deficit of $24,246. As of January 31, 2016, the Company had a working capital deficit of $366. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of January 31, 2016, the Company has funded initial expenses through the sale of common shares of the Company to the sole director and President of the Company and the sale of 23,340,000 (155,600 pre-split) common shares to friends and associates of the sole director and President of the Company at a price per share of $0.000261 ($0.025 pre-split) for net cash proceeds of $3,890.

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

January 31, 2016

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

On October 31, 2015, the directors of the Company approved a special resolution to undertake to issue 23,340,000 (155,600 pre-split) common shares to 31 subscribers at $0.000261 ($0.025 pre-split) per share. Proceeds from the sale of the shares was $3,890.

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

After the issuance of the 23,340,000 (155,600 pre-split) common shares to the 31 shareholders, the issued and outstanding common stock increases from 30,000,000 (200,000 pre-split) to 53,340,000 (355,600 pre-split).

On November 15, 2015, the directors of the Company approved a special resolution to issue 20,000 (pre-split 133.333) restricted common shares to one (1) consultant in lieu of and as full payment against the $10,000 owed to him for consulting services performed up to an including October 31, 2015. The shares were issued at $0.50 (pre-split) per share. After the issuance of these 20,000 (133.333 pre-split) common shares to the one (1) shareholder, the issued and outstanding common stock increased from 53,340,000 (355,600 pre-split) to 53,360,000 (355,733.333 pre-split).

All references in these financial statements to number of common shares, price per share and weighted average number of shares outstanding prior to the 150:1 forward split have been adjusted to reflect the stock split on a retroactive basis unless otherwise noted.

Sharing Services, Inc.

Notes To The Unaudited Condensed Financial Statements

January 31, 2016

NOTE 4 – CAPITAL STOCK (continued)

As of January 31, 2016, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of January 31, 2016, the Company has no related party transactions.

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

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events up to the date these financial statements were issued and determined that there are no reportable subsequent events.

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

Since the launch of our TaxiCabSharing.com website and app, the Company, together with third-party consultants, have begun the development required to integrate PayPal and other third-party payment processors into the TaxiCabSharing.com website and app's so the Company can begin sell its taxi cab sharing services. Scheduled completion date is anticipated towards the end of April 2016. Once payment gateways are in place the Company can charge a booking confirmation fee for its services.

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

As of January 31, 2016 we had $3,237 of cash on hand in the bank. We incurred operating expenses in the amount of $5,328 in the quarter ended January 31, 2016 compared to $6,136 in the quarter ended October 31, 2015. These operating expenses were comprised primarily of business service fees related to stock transfer agent services and SEC Edgar filing services ($2,465 and nil respectively), professional development fees related to the development of the Company's taxi cab sharing services (nil and $6,000 respectively), legal and accounting fees ($2,500 and $nil respectively) and office and general expenses ($363 and $126 respectively). As of January 31, 2016 the Company has generated no revenues from its business operations and has an accumulated deficit of $24,246 and a working capital deficit of $366.

Our president and director has invested $9,990 in the Company. At the present time, we have received $3,890 from the sales of common shares from 31 other investors during October 2015. No other arrangement was made to raise additional cash. We will need additional cash and if we are unable to raise it, we will either suspend marketing operations until we do raise the cash necessary to continue our business plan, or we cease operations entirely.

Under our current operating plan the Company will require approximately $60,000 to fund ongoing operations and working capital requirements through January 31, 2017. Management is implementing a plan to address these uncertainties through future private placements to enable the Company to continue as a going concern through the end of fiscal 2016 and beyond.

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

As reported in our Registration Statement on Form S-1, which included our financial statements for the period from Inception on April 24, 2015 through April 30, 2015, management is aware that there a significant deficiency and a material weakness in our internal control over financial reporting and therefore has concluded that the Company's internal controls over financial reporting were not effective as of January 31, 2016. The significant deficiency relates to a lack of segregation of duties due to the small number of employees involvement with general administrative and financial matters. The material weakness relates to a lack of formal policies and procedures necessary to adequately review significant accounting transactions.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended January 31, 2016 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclsoures

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

101	XBRL Interactive Data Files

_______________

*	Included in Exhibit 31.1
**	Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sharing Services, Inc.

Dated: March 11, 2016	By:	/s/ Natthapong Thipjaroey
Natthapong Thipjaroey
President, Principal Executive Officer
Principal Financial Officer
Secretary, Treasurer and sole Director

