Form 10-K
period 2016-04-30
Sharing Services, Inc.
filed 2016-08-08
CIK 1644488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

333-205310

Commission file number

SHARING SERVICES, INC.
(Exact name of registrant as specified in its charter)

Nevada	30-0869786
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

289 Moo 4, Nampong, Nampong, Khon Kaen, Thailand	40310
(Address of principal executive offices)	(Zip Code)

775-562-0587

Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Common

Title of each class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes     ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☒ Yes     ☐ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes     ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes     ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. N/A

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes     ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of August 8, 2016, 53,360,000 shares were issued and outstanding.

PART I

Item 1. Business.

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

Overview

We plan on developing mobile and desktop software applications so we can provide services to our end user customers enabling them to share the cost of a taxi. Our initial software applications will be a web application (web app) designed to operate within an Internet browser such as Google Chrome or Microsoft Internet Explorer. Once completed our next applications will be for mobile devices (operating on the Google Android and Apple iOS operating systems) and our initial target market will be end users who are at an airport and intend on going into the main city center serviced by that airport with a primary focus on travelers that arrive at an airport and need to get to their hotel and then return from that same destination hotel back to that same airport. Our top priority is to build a service that will make our end users' lives easier.

Initially, our applications (both web and mobile) will focus on providing a simple and efficient way for our end users to (1) enter their destination, (2) enter their departure time – in 15 minutes, in 30 minutes or now, (3) view the profile of and chat with potential ride share candidates to discuss a meeting place and rules of fare sharing – such as 50/50 equal sharing or 40/60 first out of the taxi sharing, and (4) to confirm and book the taxi share.

Subsequent updates to our applications (both web and mobile) will be focused on adding feature enhancements while always improving the ease of use of our software applications as we believe this is key to end user adoption of our services. Intended feature enhancements include: (A) manually scheduling a taxi share while arranging travel plans; (B) connecting our software applications with third-party travel websites to allow our end users to schedule a taxi share based upon their travel itinerary; and (C) easily scheduling a return-to-airport-of-origin taxi share.

We plan on generating revenue through a booking confirmation fee that will be based upon the number of taxi shares and would expire at the end of one year from the date of activation. Our planned taxi share packages and the expected costs would be:

PLANNED PACKAGES	Single Share	10-Share Pack	25-Share Pack
PLANNED PRICE	$1.99	$14.99	$24.99

As of the date of this annual report filing with the U.S. Securities and Exchange Commission on Form 10-K, we have not yet developed our mobile software applications, but have completed initial development of our website and web app, which are located at http://TaxiCabSharing.com . We have no end users, we have not yet contacted any possible mobile software application developers and we have only implemented an initial part of our business model and we have generated no revenues.

Market Opportunity and Value Proposition

-	Long lines for getting a taxi at an airport can be observed as a common situation. Our service, which will be provided to end users via our software applications, is intended to reduce these lines and waiting time by connecting people going in the same direction. It is often the case that people are travelling alone and taking a taxi alone, not being aware of the fact that there might be someone else taking the same route as they are. This is where we intend to step in – we intend to help people save money by sharing their taxi fare. In this era of a global economic crisis, saving money is of high importance to many – even business people.

-	Our taxi sharing service is intended to provide convenience to users – it's intended to be an easy and stress-free way to find someone to share a taxi ride with and to share the expense.

-	Another beneficial aspect of our service is the social aspect – it is intended to enable users to connect with other people and meet new friends.

-	It can be stated that taxi sharing is environmentally friendly since it's reducing the number of vehicles in use and thus reduces the emission of carbon dioxide.

Description of Our Product and Service Offering

We intend to provide services to our end user customers enabling them to share the cost of a taxi. Our initial target market will be end users who are at an airport and intend on going into the main city center serviced by that airport with a primary focus on travelers that arrive at an airport and need to get to their hotel and then return from that same destination hotel back to that same airport. Our top priority is to build a service that will make our end users' lives easier.

Initially, our software applications (web and mobile) will focus on providing a simple and efficient way for our end users to (1) enter their destination, (2) enter their departure time – in 15 minutes, in 30 minutes or now, (3) view the profile of and chat with potential ride share candidates to discuss a meeting place and rules of fare sharing – such as 50/50 equal sharing or 40/60 first out of the taxi sharing, and (4) to confirm and book the taxi share.

Subsequent updates to our software applications (web and mobile) will be focused on adding feature enhancements while always improving the ease of use of our software applications (web and mobile) as we believe this is key to end user adoption of our services. Intended feature enhancements include: (A) manually scheduling a taxi share while arranging travel plans; (B) connecting our software applications with third-party travel websites to allow our end users to schedule a taxi share based upon their travel itinerary; and (C) easily scheduling a return-to-airport-of-origin taxi share.

We plan on generating revenue through a booking confirmation fee that will be based upon the number of taxi shares and would expire at the end of one year from the date of activation. Our planned taxi share packages and the expected costs would be:

PLANNED PACKAGES	Single Share	10-Share Pack	25-Share Pack
PLANNED PRICE	$1.99	$14.99	$24.99

Due to the nature of our business services, we believe that we can offer our services internationally, however we intend to target the following markets initially: the United States; Canada; and Western Europe.

Our sole officer and director resides in Thailand and as such does not intend to travel to negotiate with individuals and companies in respect of developing and marketing our services. These communications will be dealt with via email, telephone and via the Internet, using services such as Skype.

Marketing Plan

Our taxi sharing services are primarily planned to be marketed to end user consumers from our website located at http://www.TaxiCabSharing.com. We also intend to advertise our taxi sharing services in inflight magazines, on travel related websites and in the social media (Twitter, Facebook, etc.) In addition to this we have identified potential key marketing partners that could benefit our marketing efforts.

Our marketing campaign is planned to start after the successful completion of the development of our software applications (web and mobile). We expect to start our initial Internet marketing campaign after we have raised enough funds to start implementing our Second Phase of our Plan of Operations and have software applications (web and mobile) available for use by end user consumers. We have not yet finalized all aspects of our marketing plan but below we outline some marketing opportunities and methods we have identified.

Our inflight magazine marketing plan may include one or more of the following publications:

-	United Airlines Hemispheres

-	Delta Airlines Sky

-	Southwest Airlines Spirit

-	US Airways Magazine

-	American Airlines American Way and NEXOS

-	Air Canada enRoute

-	Westjet UP!

Potential key marketing partners may include one or more of the following:

-	Taxi associations – Taxi associations could benefit from our taxi sharing service as it could potentially bring more customers to them. By using our software applications taxi drivers could monitor potential customers nearby and connect with these customers before they find another taxi.

-	Airline Companies – Airline companies could recommend our taxi sharing service to their customers; and in return, we could provide them with advertising space in our software applications.

-	Airports – We could provide free Wi-Fi hotspots at airports where people could use our software applications to find travelling companions as soon as they get off a plane, without the need to connect using their mobile data plan on their mobile device.

-	Hotels – Hotels could recommend our taxi sharing service to their customers who are arriving by plane to connect these customers with other people customers also coming to their hotel; and in return, we could provide them with advertising space in our software applications.

We have not yet contacted, researched or secured any kind of agreement and/or contract with any in-flight magazine or travel related website or with any social media marketing consultant(s).

Key to our future success will be our taking advantage of successful customer relationships with our end user consumers in order to market virally through these end user consumers to their network of friends, family and co-workers. This form of viral marketing is considered low-cost yet it can be extremely successful in driving new end users consumers to our taxi sharing service.

We intend to provide our end user consumers with technical support, which will try to resolve their issues as soon as possible.

We intend to reach out to our end user consumers through social media channels and try to increase our level of engagement with them to show them that we are listening to them and want to hear from them.

We believe that listening to end user consumers' needs is of crucial importance for creating user-friendly software applications that people would like to use and would be willing to recommend to their friends, family and co-workers. We intend to constantly improve our software applications based on the feedback from our end user consumers. Thus we intend to build a strong connection full of trust with our end user consumers who will know that their opinion matters.

The general audiences we intend to target are airport passengers, who are looking for a way to decrease the cost of taking a taxi to their destination, more specifically:

-	Young travelers who might have financial benefits since our taxi sharing service will offer them a cost efficient way of getting to their destination.

-	Airline passengers using low-cost airlines since they seem more open to finding inexpensive ways of transportation.

-	Economy class passengers who also might be willing to share the taxi fare and save a reasonable amount of money.

Competition

We believe that our taxi sharing services would be beneficial for a great number of end user consumers, ranging from the frequent flyer to the once-a-year vacationer. We consider our service model innovative and we have no knowledge of any other service similar to the one we intend to offer.

The vast majority of taxi software applications currently available on the market offer only the service of finding a taxi, not sharing one. The most popular taxi software applications are: Uber, Lyft, Sidecar, Hailo, EasyTaxi and GrabTaxi.

-	Uber

Uber is a ridesharing service which connects riders and drivers via their smartphone applications. A user first sets up a pick up location, requests a ride, waits for a driver to accept, and then enters a desired location. The payment is handled through Uber, and not to the driver directly. Fares are charged automatically to the rider's credit card.

As far as the choice of vehicles is concerned, Uber offers UberTaxi, UberBlack, UberSUV and UberLUX. In 2012, Uber launched UberX program that hires qualified drivers with acceptable cars. This service offers everyday cars which are significantly cheaper than a taxi. Uber has also launched UberPOOL which enables riders who request a ride along a similar route to share a ride and split the fare. If the match is found, both users get a discounted fare.

Uber's software applications are available for free on the Apple App Store, Google Play Store and Windows Phone Store.

Uber is available in 58 countries and more than 300 cities worldwide. Website: uber.com

-	Lyft

Lyft is a share transit system which connects riders with drivers. It offers riders three ways to ride: Lyft, Lyft Line and Lyft Plus. With Lyft a rider requests a pickup and gets connected with a driver within minutes. A rider will see a photo of the driver so as to recognize him/her upon arrival (Lyft cars are marked by pink moustaches.) When the ride is finished, the Lyft software application charges the rider's credit card. Lyft Line connects the rider to another rider on their route and riders pay a discounted price. Lyft Plus is meant for larger groups (up to six riders), or if a rider needs extra space.

As far as safety is concerned, riders are insured with Lyft's insurance protection plan. Drivers undergo thorough background checks; cars must be model year 2000 or newer; riders and drivers rate each other thus maintaining a level of high quality (if a driver's average falls under 4.6 out of 5, they are no longer available.)

Lyft's software applications are available for free on the Apple App Store and Google Play Store.

Lyft operates in about 65 U.S. cities, including San Francisco, Los Angeles, and New York City, with plans to expand domestically and internationally. Website: lyft.com

-	Sidecar

Sidecar connects drivers in their own cars with people nearby for safe affordable rides. Riders can choose a ride based on a vehicle, price and estimated time of arrival using their smartphone. Riders can also share a ride with another person going the same way and cut the cost. Riders can also pick their favorite driver and add them to their favorites list. Payments are automatically made through the software application to a rider's credit card.

As far as the safety is concerned, all drivers go through security check, all rides are GPS tracked, every ride is insured, and all vehicles must be model year 2000 or later. Sidecar is currently available in 10 U.S. cities.

Sidecar's software applications are available for free on the Apple App Store and Google Play Store.

Website: side.cr

-	Hailo

Hailo is a platform that matches taxi drivers or fully licensed drivers and riders through Hailo's software applications. There are different types of vehicles depending on location; for example in England, the most common one is Black Cab, and in New York, Yellow Cab. Payments are automatically made through the software application to a rider's credit card.

Hailo is available in London, Manchester, Liverpool, Leeds, Ireland, Madrid, Barcelona, Tokyo, Osaka, Singapore, New York and Toronto.

Hailo's software applications are available for free on the Apple App Store and Google Play Store.

Website: hailoapp.com

-	EasyTaxi

EasyTaxi is a taxi booking software application which connects riders and drivers. Riders only need to open the software application, press the call taxi button and the software application automatically finds the nearest taxi based upon the rider's location. The rider is also able to see the driver's phone number and car model. Riders can track their taxi in real-time to see when it is close. Each driver is thoroughly screened and trained and only taxi drivers with modern cars are accepted.

It is currently available in 27 countries and more than 120 cities.

EasyTaxi's software applications are available for free on the Apple App Store and Google Play Store. Their application is free in most of countries apart from Thailand and the Philippines.

Website: easytaxi.com

-	GrabTaxi

GrabTaxi is a smartphone booking platform for the taxi industry in Southeast Asia. The software application auto-detects a rider's current location and gives them the estimated metered fare to their planned destination. It contacts nearby drivers and the rider can watch the driver in real time as he/she approaches them.

Once a rider's booking is confirmed, they can see their driver's details (name, mobile number, vehicle registration number and photo). All drivers are licensed and all taxi rides are traceable.

GrabTaxi's software applications are available for free on the Apple App Store, Google Play Store and BlackBerry World.

It is available in 14 cities in Malaysia, Philippines, Thailand, Singapore, Vietnam and Indonesia.

Website: grabtaxi.com

Item 1A. Risk Factors.

As a "smaller reporting company," as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company does not own any real estate or other properties and has not entered into any long term lease or rental agreements for property.

Item 3. Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or stockholder is a party adverse to the Company or has a material interest adverse to the Company.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Although our common stock is not listed on a public exchange, our stock is quoted on the Over-the-Counter Bulletin Board (OTCBB) under the symbol SHRV. There was no bid/ask history during the period ended April 30, 2016. There have been no trades in our stock.

Item 6. Selected Financial Data.

As a "smaller reporting company," as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

For the year ended April 30, 2016, the Company had no revenue. Expenses for the year ended April 30, 2016 totaled $25,407 consisting primarily of legal and accounting expense of $10,400, general and administrative expense of $5,007 and third-party development expense of $10,000, resulting in a net loss of $25,407 as compared to expenses for the year ended April 30, 2015 consisting primarily of trust account management fees of $1,000, incorporation expense of $499, and general and administrative expense of $639, resulting in a net loss of $2,138. The increase in expenses for the year ended April 30, 2016 are primarily due to limited activities in the year ended April 30, 2015 as our incorporation date was April 24, 2015.

On November 1, 2015, the Company launched its TaxiCabSharing.com website and app where consumers can schedule a taxi cab ride and find someone who is in close proximity with them and who is going to the same vicinity as their destination.

Capital Resources and Liquidity

Our auditors have issued a "going concern" opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. No substantial revenues are anticipated until we implement our plan of operations. With the exception of cash advances from Mr. Natthapong Thipjaroey the sole officer and director of the Company, we must raise cash to implement our strategy and stay in business.

As of April 30, 2016, we had $2,449 in cash as compared to $7,773 in cash for the year ended April 30, 2015. As of the date of this Form 10-K statement, the current funds available to the Company will not be sufficient to fund the expenses related its reporting status.

Plan of Operation

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

We require additional financing to implement our Plan of Operation and sustain business operations. Currently, we do not have any arrangements for financing and we may be unable to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the Company's ability to attract customers. The Company may be unable to access to capital markets in the future or that financing, adequate to satisfy the cash requirements of implementing our business strategies, will be available on acceptable terms. The inability of the Company to gain access to capital markets or obtain acceptable financing could have a material adverse effect upon the results of its operations and upon its financial conditions.

Over the next 12-month period, our Company must raise capital to continue the development of its products and services and start marketing efforts. We intend to market our products on the Internet via social media services such as Twitter and Facebook. We have two planned phases to our operations over the next twelve months.

The Company requires a minimum of $60,000 to implement its business plan. Its business plan is comprised of the following components:

Hire third-party web developers to develop our websites and web apps: We have hired a suitable third-party web developer to develop our taxi cab sharing website and web app, which are located at http://www.TaxiCabSharing.com. The Company intends to continue working with this third-party for the development of the Company's next version of its taxi cab sharing website and web app.

Hire third party software developers to develop our mobile applications: We plan on hiring suitable third-party software developers to develop our mobile software applications for the Apple iPhone and Google Android operating systems. Our sole officer and director will be responsible for carefully finding suitable third-party software developers, according to our budget and he would oversee all the steps of the design and development.

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

First Phase

The first phase of our planned operations will be to complete the development of our website and web application (web app), which comprise a component of the suite of products and services the Company intends to market. All of this development is to be done using third-party website and web app.

Expenses related to this first phase are as follows:

Auditing, SEC filings and legal	$5,000
Third-party development	$5,000
Internet Marketing	Nil
General and administrative	$2,000
Miscellaneous	$2,000
TOTAL	$14,000

Second Phase

The second phase of our planned operations will be to commence and complete the development of our mobile applications, which together with our website and web app comprise the suite of products and services the Company intends to market, and once completed to commence marketing of the Company's products and services. All of this development and marketing is to be done using third-party mobile software application developers and Internet marketers.

Auditing, SEC filings and legal	$10,000
Third-party development	$10,000
Internet Marketing	$20,000
General and administrative	$4,000
Miscellaneous	$2,000
TOTAL	$46,000

The company anticipates the first phase of our planned operations to be completed within 180 days of receiving investment capital and the second phase to be completed within 360 days of receiving investment capital. We anticipate generating revenues within 360 days of receiving investment capital.

Once the amount of investment capital has been determined, a mix of development and marketing priorities will be decided upon.

If $20,000 of financing is raised, the Company intends to complete the first phase of our planned operations and not enter into the second phase but to market the Company's website and web app using the sole efforts of our president, Mr. Natthapong Thipjaroey.

If $40,000 of financing is raised, the Company intends to scale back its planned marketing but to complete the development of its mobile applications, in addition to its website and web app.

If $60,000 of financing is raised, the Company intends to complete is planned first and second phase and anticipates generating revenues within 360 days of receiving investment capital.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company," as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Item 8. Financial Statements and Supplementary Data.

SHARING SERVICES, INC.

FINANCIAL STATEMENTS

April 30, 2015 and 2016 and From Inception on

April 24, 2015 Through April 30, 2016

PLS CPA, A Professional Corp.

t4725 MERCURY STREET SUITE 210 tSAN DIEGO tCALIFORNIA 92111 t

tTELEPHONE (858)722-5953 tFAX (858) 761-0341 tFAX (858) 764-5480

t E-MAIL changgpark@gmail.comt

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Sharing Services, Inc.

We have audited the accompanying balance sheet of Sharing Services, Inc. (the "Company") as of April 30, 2016 and 2015, and the related statements of operation, stockholders' equity, and cash flows for the year ended April 30, 2016 and the period from April 24, 2015 (inception) to April 30, 2015. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sharing Services, Inc. as of April 30, 2016 and 2015, and the results of its operation and its cash flows for the year ended April 30, 2016 and the period from April 24, 2015 (inception) to April 30, 2015 in conformity with accounting principles generally accepted in the United States of America.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PLS CPA

PLS CPA, A Professional Corp.

August 8, 2016

San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

SHARING SERVICES, INC.

BALANCE SHEETS

ASSETS
	April 30, 2016	April 30, 2015

CURRENT ASSETS

Cash	$2,449	$7,773
Prepaid expenses	5	89

TOTAL ASSETS	$2,454	$7,862

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	April 30, 2016	April 30, 2015

CURRENT LIABILITIES

Due to shareholder	$4,000	$-
Accounts payable and accrued liabilities	2,119	-

TOTAL LIABILITIES	$6,119	$-

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	-	-

Common stock, $0.001 par value, 200,000,000 shares authorized, 53,360,000 and 1,500,000,000 shares issued and outstanding, respectively	53,360	1,500,000
Additional paid-in capital	(29,480)	(1,490,000)
Accumulated Deficit	(27,545)	(2,138)

Total Stockholders' Equity (Deficit)	$(3,665)	$7,862

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,454	$7,862

The accompanying notes are an integral part of these financial statements.

SHARING SERVICES, INC.

STATEMENTS OF OPERATIONS

	For the Year Ended April 30, 2016	From Inception on April 24, 2015 Through April 30, 2015

REVENUE	$-	$-

EXPENSES

Business service fees	3,656	499
Professional development fees	10,000	-
Legal and accounting fees	10,400	-
Incorporation expense	-	325
License and permit fees	875	200
Telephone expense	84	(5)
Courier expense	166	-
Trust account management fees	-	1,000
Webhosting expense	226	119

TOTAL EXPENSES	(25,407)	(2,138)

NET LOSS	$(25,407)	$(2,138)

BASIC AND FULLY DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING	836,925,082	1,500,000,000

On November 9, 2015, the Company effectuated a forward split of common stock at 150 to 1 and the shareholder of the Company returned 1,470,000,000 common shares to treasury. All shares amounts have been retroactively adjusted for all periods presented.

The accompanying notes are an integral part of these financial statements.

SHARING SERVICES, INC.

 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Paid-in	Share Subscriptions	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance, April 24, 2015 (date of inception)	-	$-	$-	$-	$-	$-

Common stock issued for cash at $0.0000067 per share	1,500,000,000	1,500,000	(1,490,000)	-	-	10,000

Net loss for the period ended April 30, 2015		-	-	-	(2,138)	(2,138)

Balance, April 30, 2015	1,500,000,000	1,500,000	(1,490,000)	-	(2,138)	7,862

Subscription received in advance		-	-	3,890	-	3,890

Common stock issued for cash at $0.000261 per share (Note 4)	23,340,000	23,340	(19,450)	(3,890)	-	-

Founder's shares retired on November 15, 2015	(1,470,000,000)	(1,470,000)	1,469,990	-	-	(10)

Common stock issued for cash at $0.000261 per share (Note 4)	20,000	20	9,980	-	-	10,000

Net loss for the period ended April 30, 2016		-	-	-	(25,407)	(25,407)

Balance, April 30, 2016	53,360,000	$53,360	$(29,480)	$0	$(27,545)	(3,665)

The accompanying notes are an integral part of these financial statements.

SHARING SERVICES, INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended April 30, 2016	From Inception on April 24, 2015 Through April 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(25,407)	$(2,138)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in assets and liabilities:
(Increase) decrease in prepaid assets	84	(89)
(Decrease) increase in accounts payable	2,119	-

Net Cash Used by Operating Activities	(23,204)	(2,227)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Due to founder (shareholder)	4,000
Proceeds from issuance of stock	13,880	10,000

Net Cash Provided by Financing Activities	17,880	10,000

INCREASE (DECREASE) IN CASH	(5,324)	7,773

CASH AT BEGINNING OF PERIOD	7,773	-

CASH AT END OF PERIOD	$2,449	$7,773

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:

Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

SHARING SERVICES, INC.

Notes to the Financial Statements

April 30, 2016 and 2015 and From Inception on

April 24, 2015 Through April 30, 2016

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying balance sheet as of April 30, 2016, which has been derived from the Company's audited financial statements as of that date has been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and are included in the Company's Form 10-K Annual Report filing with the United States Securities and Exchange Commission. In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company's financial position at such date and the operating results and cash flows for the period.

Comprehensive Loss

"Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of April 30, 2016, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Cash

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. As of April 30, 2016, the Company had cash and cash equivalents of $2,449.

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

SHARING SERVICES, INC.

Notes to the Financial Statements

April 30, 2016 and 2015 and From Inception on

April 24, 2015 Through April 30, 2016

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 3 – GOING CONCERN

To date the Company has generated no revenues from its business operations and has an accumulated deficit of $27,545. As of April 30, 2016, the Company had a working capital deficit of $3,665. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of April 30, 2016, the Company has funded initial expenses through the sale of common shares of the Company to the sole director and President of the Company and the sale of 23,340,000 (155,600 pre-split) common shares to friends and associates of the sole director and President of the Company at a price per share of $0.000261 ($0.025 pre-split) for net cash proceeds of $3,890 and a non-interest bearing loan by the President of the Company for $4,000.

Under its current operating plan the Company will require approximately $60,000 to fund ongoing operations and working capital requirements through April 30, 2017. Management is implementing a plan to address these uncertainties to enable the Company to continue as a going concern through the end of fiscal 2017 and beyond. This plan includes new equity financing in amounts sufficient to sustain operations, and to begin generating revenues and closely monitor costs from operations. However, there can be no assurances that management's plans will be successful if additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's then-current stockholders would be diluted. If additional funds are raised through the issuance of debt securities, the Company will incur interest charges until the related debt is paid off.

SHARING SERVICES, INC.

Notes to the Financial Statements

April 30, 2016 and 2015 and From Inception on

April 24, 2015 Through April 30, 2016

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

As of April 30, 2016, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 5 – RELATED PARTY TRANSACTIONS

Other than the $4,000 non-interest bearing loan to the Company by the President of the Company, as of April 30, 2016, the Company has no other related party transactions.

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

SHARING SERVICES, INC.

Notes to the Financial Statements

April 30, 2016 and 2015 and From Inception on

April 24, 2015 Through April 30, 2016

NOTE 6 – INCOME TAXES (continued)

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with accountants regarding our accounting, financial disclosures or any other matter.

Item 9A. Controls and Procedures.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was not effective as of April 30, 2016.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the audit of our financial statements as of April 30, 2016 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer's last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification of directors and executive officers

The name, address, age and position of our present sole officer and director is set forth below:

Name	Age	Position(s)
Natthapong Thipjaroey	25	President, Secretary/ Treasurer, Chief Financial Officer and Chairman of the Board of Directors.

The person named above has held his offices/positions since inception of our company and is expected to hold his offices/positions at least until the next annual meeting of our stockholders.

Business Experience

Mr. Natthapong Thipjaroey (born 22 August 1991) graduated from Sarapit Chang Technical College located in Rayong, Thailand in May 2013. His field of study was Education and Engineering. Since his graduation, Mr. Thipjaroey has held junior positions with (i) Mitsubishi Motors (Thailand) Co., Ltd. (July 2013 to October 2013), (ii) Relax Therapy (November 2013 to December 2014), (iii) Family Mart (December 2014 to January 2015), and (iv) Datapro Computer Systems Co., Ltd. (February 2015 to present).

It is Mr. Thipjaroey's vision that the Company develop taxi sharing applications. The Company believes that with his experiences as an end user of many of today's popular websites and mobile software applications that he can lead the Company through the software application development phase and through and into marketing and continued development of the Company's services.

Director Independence

Our board of directors is currently composed of one member, Natthapong Thipjaroey, who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director's business and personal activities and relationships as they may relate to us and our management.

Conflicts of Interest

At the present time, the company does not foresee any direct conflict between Mr. Thipjaroey's other business interests and his involvement in Sharing Services, Inc.

Item 11. Executive Compensation.

Sharing Services, Inc. has made no provisions for paying cash or non-cash compensation to its sole officer and director. No salaries are being paid at the present time, and none will be paid unless and until our operations generate sufficient cash flows.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the period from inception through April 30, 2016.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
NATTHAPONG THIPJAROEY	2015	0	0	0	0	0	0	0	0
President	2016	0	0	0	0	0	0	0	0

We did not pay any salaries in our fiscal year ended April 30, 2016. We do not anticipate beginning to pay salaries until we have adequate funds to do so. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officer and director other than as described herein.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of April 30, 2016.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
NAME	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
NATTHAPONG THIPJAROEY	nil	nil	nil	nil	nil	nil	nil	nil	nil

There were no grants of stock options since inception to the date of filing of this Form 10-K.

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

The Board of Directors of the Company has not adopted a stock option plan. The company has no plans to adopt it but may choose to do so in the future. If such a plan is adopted, this may be administered by the board or a committee appointed by the board (the "Committee"). The committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. Sharing Services, Inc. may develop an incentive based stock option plan for its officers and directors and may reserve up to 10% of its outstanding shares of common stock for that purpose.

Stock Awards Plan

The company has not adopted a Stock Awards Plan, but may do so in the future. The terms of any such plan have not been determined.

Director Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the period from inception (April 24, 2015) through April 30, 2016.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
NATTHAPONG THIPJAROEY	nil	nil	nil	nil	nil	nil	nil

At this time, SHARING SERVICES, INC. has not entered into any employment agreements with its sole officer and director. If there is sufficient cash flow available from our future operations, the company may enter into employment agreements with our sole officer and director or future key staff members.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of the date of this Form 10-K, the total number of shares owned beneficially by our sole officer and director, and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares as of the year ended April 30, 2016.

Title of Class	Name and Address Beneficial Owner [1]	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Natthapong Thipjaroey 289 Moo 4, Nampong, Nampong Khon Kaen 40310, Thailand [2]	30,000,000	56.2%

	All Officers and Directors as a Group (1 person)	30,000,000	56.2%

________________

[1]

The person named above may be deemed to be a "parent" and "promoter" of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct and indirect stock holdings. Mr. Thipjaroey is the only "promoter" of our company.

[2]

Beneficial ownership is determined in accordance with the Rule 13d-3(d)(1) of the Exchange Act, as amended and generally includes voting or investment power with respect to securities. Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group and includes shares that could be obtained by the named individual within the next 60 days

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On April 24, 2015, the Company issued 1,500,000,000 (10,000,000 pre-split) common shares at $0.00000666666666666667 ($0.001 pre-split) per share to Mr. Natthapong Thipjaroey, our sole officer and director of the Company for cash proceeds of $10,000. The Company considered these securities as "Founders" shares. This offer and sale was made pursuant to the exemption from registration afforded by Rule 903(b)(3) of the Regulation S, promulgated under the Securities Act of 1933, as amended (the "Securities Act"), on the basis that the securities were sold outside of US, to a non-US person, with no directed selling efforts in the US, and where offering restrictions were implemented. On November 4, 2015, the directors of the Company approved a special resolution to undertake a forward split of the common stock of the Company on a basis of 150 new common shares for 1 old common share. The issued and outstanding common stock increased from 10,000,000 to 1,500,000,000 as of November 9, 2015. On November 4, 2015, Mr. Natthapong Thipjaroey, our sole officer and director of the Company returned 1,470,000,000 (9,800,000 pre-split) restricted common shares to treasury, which shares were subsequently cancelled by the Company. These shares were returned to treasury for $0.00000000680272108843537 ($0.00000102040816326531 pre-split) per share for a total consideration of $10 to Mr. Natthapong Thipjaroey, our sole officer and director. After the redemption and return to treasury of the founding shareholder's 1,470,000,000 (9,800,000 pre-split) restricted common shares, the issued and outstanding common stock decreased from 1,500,000,000 (10,000,000 pre-slit) to 30,000,000 (200,000 pre-split) as of November 4, 2015.

On April 2, 2016, Mr. Natthapong Thipjaroey, our sole officer and director of the Company provided the Company with a $4,000 non-interest bearing loan.

No other related transactions required disclosure in the years ended April 30, 2015 and April 30, 2016.

Item 14. Principal Accounting Fees and Services.

During the fiscal year ended April 30, 2016 we incurred approximately $8,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of financial statements for the fiscal year ended April 30, 2016.

During the fiscal year ended April 30, 2015 we incurred nil in fees to our principal independent accountants for professional services rendered in connection with the audit and review of financial statements for the fiscal year ended April 30, 2015.

During the fiscal year ended April 30, 2016, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit No.	Description
3.1	Articles of Incorporation [1]
3.2	By-Laws Inc. [2]
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

_______________

[1]	Incorporated by reference from the Company's S- filed with the Commission on June 29, 2015.

[2]	Incorporated by reference from the Company's S-1 filed with the Commission on June 29, 2015.

*	Included in Exhibit 31.1

**	Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sharing Services, Inc.

Dated: August 8, 2016	By:	/s/ Natthapong Thipjaroey
Natthapong Thipjaroey President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

