Form 10-Q
period 2016-07-31
Sharing Services, Inc.
filed 2016-09-14
CIK 1644488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to ________________

Commission file number: 333-205310

SHARING SERVICES, INC.
(Exact name of registrant as specified in its charter)

Nevada	30-0869786
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

289 Moo 4, Nampong, Nampong
Khon Kaen, 40310 Thailand

Telephone No.: (775) 562-0587

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

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

As of September 13, 2016, the aggregate value of voting and non-voting common equity held by non-affiliates was 23,360,000 shares of common stock, $0.001 par value, issued and outstanding.

Sharing Services, Inc.

Quarterly Report on Form 10-Q

2

SHARING SERVICES, INC.

INDEX TO CONDENSED FINANCIAL STATEMENTS

July 31, 2016 (Unaudited) and April 30, 2016 (Audited)

SHARING SERVICES, INC.

CONDENSED BALANCE SHEETS

	July 31, 2016	April 30, 2016
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$2,070	$2,449
Prepaid expenses	-	5

TOTAL ASSETS	$2,070	$2,454

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	4,239	2,119
Due to Shareholder	4,048	4,000

TOTAL LIABILITIES	$8,287	$6,119

STOCKHOLDERS' EQUITY (DEFICIT )
Capital stock
Authorized 200,000,000 shares of common stock, $0.001 par value, Issued and outstanding 53,360,000 shares and 53,360,000 shares respectively	$53,360	$53,360
Additional paid-in capital	(29,480)	(29,480)
Accumulated Deficit	(30,097)	(27,545)

TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(6,217)	$(3,665)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$2,070	$2,454

The accompanying notes are an integral part of these financial statements.

SHARING SERVICES, INC.

CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended July 31, 2016	For the Three Months Ended July 31, 2015

REVENUE	$-	$-

EXPENSES
Business service fees	$436	$754
Professional development fees	-	4,000
Professional legal and accounting fees	2,000	5,900
Telephone expense	93	21
Webhosting expense	23	-

TOTAL EXPENSES	(2,552)	(10,675)

NET LOSS	$(2,552)	$(10,675)

BASIC NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING	53,360,000	1,500,000,000

On November 9, 2015, the Company effectuated a forward split of common stock at 150 to 1 and the shareholder of the Company returned 1,470,000,000 common shares to treasury. All shares amounts have been retroactively adjusted for all periods presented.

The accompanying notes are an integral part of these financial statements.

SHARING SERVICES, INC.

CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Three Months Ended July 31, 2016	For the Three Months Ended July 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$(2,552)	$(10,675)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issuance for service	-	-
Changes in operating assets and liabilities:
Decrease in prepaid expenses	5	21
Increase in Accounts payables and accrued liabilities	2,120	4,000

NET CASH USED IN OPERATING ACTIVITIES	(427)	(6,654)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to shareholder	48	-
Proceeds on sale of common stock (Note 4)	-	-
Stock redemption (Notes 4 and 6)	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	48	-

NET INCREASE (DECREASE) IN CASH	(379)	(6,654)

CASH, BEGINNING OF PERIOD	2,449	7,773

CASH, ENDING OF PERIOD	$2,070	$1,119

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH ACTIVITIES;
Cash paid during the period for:
Interest	$-	-
Income taxes	$-	-

The accompanying notes are an integral part of these financial statements.

Sharing Services, Inc.

Notes To The Unaudited Condensed Financial Statements

July 31, 2016

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organization

Sharing Services, Inc. was incorporated in the State of Nevada as a for-profit Company on April 24, 2015 and established a fiscal year end of April 30. On November 1, 2015, the Company launched its taxi sharing website and web application, which are available at www.TaxiCabSharing.com. Customers can schedule a taxi cab ride and find someone who is in close proximity to their originating point and who is going to the same general vicinity as their destination in order to share their cab ride and cost. The Company intends to market its taxi sharing services, via social media services such as Twitter and Facebook.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying balance sheet as of July 31, 2016, which has been derived from the Company's unaudited financial statements as of that date has been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and are included in the Company’s Form 10-Q Quarterly Report filing with the United States Securities and Exchange Commission. In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company's financial position at such date and the operating results and cash flows for the period. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements contained in the Company’s Form 10-K filing with the Securities and Exchange Commission on August 8, 2016. Operating results for the three months ended July 31, 2016 are not necessarily indicative of the results that may be expected for the year ending April 30, 2017.

Certain information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the United States Securities and Exchange Commission. These unaudited financial statements are included in the Company's Form 10-Q Quarterly Report filing for the period.

Comprehensive Loss

“Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of July 31, 2016, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

July 31, 2016

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. As of July 31, 2016, the Company had cash and cash equivalents of $2,070.

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

Loss per Common Share

The basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company.

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

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15, which is effective for annual reporting periods ending after December 15, 2016, extends the responsibility for performing the going-concern assessment to management and contains guidance on how to perform a going-concern assessment and when going-concern disclosures would be required under U.S. GAAP. The Company does not anticipate that the adoption of ASU 2014-15 will have a material impact on its financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Sharing Services, Inc.

Notes To The Unaudited Condensed Financial Statements

July 31, 2016

NOTE 3 – GOING CONCERN

To date the Company has generated no revenues from its business operations and has an accumulated deficit of $30,097. As of July 31, 2016, the Company had a working capital deficit of $6,217. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of July 31, 2016, the Company has funded initial expenses through the sale of common shares of the Company to the sole director and President of the Company and the sale of 23,340,000 (155,600 pre-split) common shares to friends and associates of the sole director and President of the Company at a price per share of $0.000261 ($0.025 pre-split) for net cash proceeds of $3,890 and a non-interest bearing loan from the founder in the amount of $4,048.

Under its current operating plan the Company will require approximately $60,000 to fund ongoing operations and working capital requirements through July 31, 2017. Management is implementing a plan to address these uncertainties to enable the Company to continue as a going concern through the end of fiscal 2017 and beyond. This plan includes new equity financing in amounts sufficient to sustain operations, and to begin generating revenues and closely monitor costs from operations. However, there can be no assurances that management’s plans will be successful if additional funds are raised through the issuance of equity securities, the percentage ownership of the Company’s then-current stockholders would be diluted. If additional funds are raised through the issuance of debt securities, the Company will incur interest charges until the related debt is paid off.

These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 4 – CAPITAL STOCK

The Company’s capitalization is 200,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

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

Sharing Services, Inc.

Notes To The Unaudited Condensed Financial Statements

July 31, 2016

NOTE 4 – CAPITAL STOCK (continued)

On November 4, 2015, the founding shareholder of the Company returned 1,470,000,000 (9,800,000 pre-split) restricted common shares to treasury, which shares were subsequently cancelled by the Company. These shares were returned to treasury for $0.00000000680272108843537 ($0.00000102040816326531 pre-split) per share for a total consideration of $10 to the shareholder. After the redemption and return to treasury of the founding shareholder’s 1,470,000,000 (9,800,000 pre-split) restricted common shares, the issued and outstanding common stock decreased from 1,500,000,000 (10,000,000 pre-slit) to 30,000,000 (200,000 pre-split) as of November 4, 2015.

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

As of July 31, 2016, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 5 – RELATED PARTY TRANSACTIONS

Other than the $4,048 non-interest bearing loan to the Company by the President of the Company, as of April 30, 2016, the Company has no other related party transactions.

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

Sharing Services, Inc.

Notes To The Unaudited Condensed Financial Statements

July 31, 2016

NOTE 6 – INCOME TAXES (continued)

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

NOTE 7 – SUBSEQUENT EVENTS

Other than an additional non-interest bearing loan of $4,000 from the founder, which occurred after the end of the Company’s quarterly period ending July 31, 2016 and this loan makes the total non-interest bearing loan amount advanced by the founder to be $8,048, management has evaluated subsequent events up to the date these financial statements were issued and determined that there are no reportable subsequent events.

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

Overview

On August 24, 2015, Mr. Thipjaroey, president and sole director, incorporated the Company in the State of Nevada and established a fiscal year end of April 30. The objective of this corporation is to provide taxi cab sharing services through the Company’s website located at http://www.taxicabsharing.com.

On November 1, 2015, the Company launched its TaxiCabSharing.com website and app where consumers can schedule a taxi cab ride and find someone who is in close proximity with them and who is going to the same vicinity as their destination.

Since the launch of our TaxiCabSharing.com website and app, the Company, together with third-party consultants, have begun the development required to integrate PayPal and other third-party payment processors into the TaxiCabSharing.com website and app's so the Company can begin sell its taxi cab sharing services. Scheduled completion date has been delayed and is now anticipated towards the end of 2016. Once payment gateways are in place the Company can charge a booking confirmation fee for its services.

The Company now intends to begin marketing it taxi cab sharing services, which are located at www.TaxiCabSharing.com, via social media services such as Twitter and Facebook.

Plan of Operation

As of the date of this filing, the Company has generated no revenues and other than an agreement with a third-party consultant to develop the Company’s TaxiCabSharing.com website and app, the Company has not entered into any agreement, arrangement or understanding with any other third party Company. Failure to raise funds will require the Company to cease operations.

As of July 31, 2016 we had $2,070 of cash on hand in the bank. We incurred operating expenses in the amount of $2,552 in the quarter ended July 31, 2016 compared to $10,675 in the quarter ended July 31, 2015. These operating expenses were comprised primarily of business service fees related to bank service charges, stock transfer agent services and SEC Edgar filing services ($436 and $754 respectively), legal and accounting fees ($2,000 and $5,900 respectively), professional development fees related to the development of the Company’s website, web application, web services and mobile software applications (nil and 4,000 respectively) and office and general expenses ($116 and $21 respectively). As of July 31, 2016 the Company has generated no revenues from its business operations and has an accumulated deficit of $30,097 and a working capital deficit of $6,217.

Our president and director has invested $9,990 in the Company and additionally has loaned the Company $4,000 in the way of a non-interest bearing loan. At the present time, we have received $3,890 from the sales of common shares from 31 other investors during October 2015. No other arrangement was made to raise additional cash. We will need additional cash and if we are unable to raise it, we will either suspend marketing operations until we do raise the cash necessary to continue our business plan, or we cease operations entirely.

Under our current operating plan the Company will require approximately $60,000 to fund ongoing operations and working capital requirements through July 31, 2017. Management is implementing a plan to address these uncertainties through future private placements to enable the Company to continue as a going concern through the end of fiscal 2017 and beyond.

               Management believes that if subsequent private placements are successful, we will generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

               If the Company is unsuccessful in raising the additional proceeds through a private placement offering it will then have to seek additional funds through debt financing, which would be very difficult for a new development stage company to secure. Therefore, the Company is highly dependent upon the success of the anticipated private placement offering described herein and failure thereof would result in the Company having to seek capital from other resources such as debt financing, which may not even be available to the Company. However, if such financing were available, because the Company is a development stage company with limited operating history and no revenues to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If the Company cannot raise additional proceeds via a private placement of its common stock or secure debt financing it would be required to cease business operations. As a result, investors in the Company’s common stock would lose all of their investment.

Hire third-party web developers to develop our websites and web apps: We have hired a suitable third-party web developer to develop our taxi cab sharing website and web app, which are located at http://www.TaxiCabSharing.com. The Company intends to continue working with this third-party for the development of the Company’s next version of its taxi cab sharing website and web app.

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

At this time the Company uses a third-party development consultant to work on the Company’s taxi cab sharing services website and web apps and intends to hire additional third-party consultants to work on developing the Company’s mobile device apps, perform quality assurance testing, provide support services and also marketing services related to the Company’s taxi cab sharing services. We do not currently have any employees and management does not plan to hire employees at this time. We do not expect the purchase or sale of any significant equipment and the Company has no current material commitments.

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

Off Balance Sheet Arrangement

The Company is dependent upon the sale of its common shares to obtain the funding necessary to carry its business plan. Our President, Natthapong Thipjaroey has undertaken to provide the Company with operating capital to sustain its business over the next twelve month period, as the expenses are incurred, in the form of a non-secured loan. However, there is no contract in place or written agreement securing these agreements. Investors should be aware that Mr. Thipjaroey’s expression is neither a contract nor agreement between him and the Company.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our principal executive and financial officer has concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective. As reported in our Form 10-K filing with the Securities and Exchange Commission on August 8, 2016, which included our financial statements for the period from Inception on April 24, 2015 through April 30, 2016, the Company’s principal executive and financial officer has determined that there are material weaknesses in our disclosure controls and procedures.

The material weaknesses in our disclosure control procedures are as follows:

1.	Lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

2.	Inadequate segregation of duties consistent with control objectives.

3.	Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

4.	Ineffective controls over period end financial disclosure and reporting processes.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an effect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years.

We intend to initiate measures to remediate the identified material weaknesses including, but not necessarily limited to, the following:

•

Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures

•

Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

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

As reported in our Form 10-K filing with the Securities and Exchange Commission on August 8, 2016, which included our financial statements for the period from Inception on April 24, 2015 through April 30, 2016, management is aware that there are significant deficiencies and a material weakness in our internal control over financial reporting and therefore has concluded that the Company’s internal controls over financial reporting were not effective as of July 31, 2016. The significant deficiencies relate to a lack of a functioning audit committee; a lack of a majority of outside directors on the Company's board of directors; and a lack of segregation of duties due to the small number of employees involvement with general administrative and financial matters. The material weakness relates to a lack of formal policies and procedures necessary to adequately review significant accounting transactions.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended July 31, 2016 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

___________

*	Included in Exhibit 31.1
**	Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sharing Services, Inc.

Dated: September 14, 2016	By:	/s/ Natthapong Thipjaroey
Natthapong Thipjaroey
President, Principal Executive Officer Principal Financial Officer, Secretary, Treasurer and sole Director

