Form 10-Q
period 2016-10-31
Sharing Services, Inc.
filed 2016-12-14
CIK 1644488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2016

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

As of December 13, 2016, the aggregate value of voting and non-voting common equity held by non-affiliates was 23,360,000 shares of common stock, $0.001 par value, issued and outstanding.

Sharing Services, Inc.

Quarterly Report on Form 10-Q

2

SHARING SERVICES, INC.

INDEX TO CONDENSED FINANCIAL STATEMENTS

October 31, 2016 (Unaudited) and April 30, 2016 (Audited)

SHARING SERVICES, INC.
CONDENSED BALANCE SHEETS

	October 31, 2016	April 30, 2016
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$6	$2,449
Prepaid expenses	-	5

TOTAL ASSETS	$6	$2,454

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	4,976	2,119
Due to Shareholder	8,071	4,000

TOTAL LIABILITIES	$13,047	$6,119

STOCKHOLDERS' EQUITY (DEFICIT )
Capital stock
Authorized 200,000,000 shares of common stock, $0.001 par value, Issued and outstanding 53,360,000 shares and 53,360,000 shares respectively	$53,360	$53,360
Additional paid-in capital	(29,480)	(29,480)
Accumulated Deficit	(36,921)	(27,545)

TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(13,041)	$(3,665)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$6	$2,454

The accompanying notes are an integral part of these financial statements.

SHARING SERVICES, INC.
CONDENSED STATEMENT OF OPERATIONS (Unaudited)

	For the Three Months Ended October 31, 2016	For the Three Months Ended October 31, 2015	For the Six Months Ended October 31, 2016	For the Six Months Ended October 31, 2015

REVENUE	$-	$-	$-	$-

EXPENSES
Business service fees	$2,551	$-	$2,987	$754
Professional development fees	-	6,000	-	10,000
Professional legal and accounting fees	4,100	-	6,100	5,900
Telephone and postage expense	150	21	243	42
Webhosting expense	23	84	46	84

TOTAL EXPENSES	(6,824)	(6,105)	(9,376)	(16,780)

NET LOSS	$(6,824)	$(6,105)	$(9,376)	$(16,780)

BASIC NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING	53,360,000	30,000,000	53,360,000	30,000,000

On November 9, 2015, the Company effectuated a forward split of common stock at 150 to 1 and the shareholder of the Company returned 1,470,000,000 common shares to treasury. All shares amounts have been retroactively adjusted for all periods presented.

The accompanying notes are an integral part of these financial statements.

SHARING SERVICES, INC.
CONDENSED STATEMENT OF CASH FLOWS (Unaudited)

	For the Six Months Ended October 31, 2016	For the Six Months Ended October 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$(9,376)	$(16,780)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issuance for service	-	-
Changes in operating assets and liabilities:
Decrease in prepaid expenses	5	42
Increase in Accounts payables and accrued liabilities	2,857	10,000

NET CASH USED IN OPERATING ACTIVITIES	(6,514)	(6,738)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to shareholder	4,071	-
Proceeds on sale of common stock (Note 4)	-	3,890
Stock redemption (Notes 4 and 6)	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,071	3,890

NET INCREASE (DECREASE) IN CASH	(2,443)	(2,848)

CASH, BEGINNING OF PERIOD	2,449	7,773

CASH, ENDING OF PERIOD	$6	$4,925

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH ACTIVITIES;
Cash paid during the period for:
Interest	$-	-
Income taxes	$-	-

The accompanying notes are an integral part of these financial statements.

Sharing Services, Inc.

Notes To The Unaudited Condensed Financial Statements

October 31, 2016

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying balance sheet as of October 31, 2016, which has been derived from the Company's unaudited financial statements as of that date has been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and are included in the Company’s Form 10-Q Quarterly Report filing with the United States Securities and Exchange Commission. In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company's financial position at such date and the operating results and cash flows for the period. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements contained in the Company’s Form 10-K filing with the Securities and Exchange Commission on August 8, 2016. Operating results for the six months ended October 31, 2016 are not necessarily indicative of the results that may be expected for the year ending April 30, 2017.

Certain information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the United States Securities and Exchange Commission. These unaudited financial statements are included in the Company's Form 10-Q Quarterly Report filing for the period.

Comprehensive Loss

“Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of October 31, 2016, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

October 31, 2016

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. As of October 31, 2016, the Company had cash and cash equivalents of $6.

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

Sharing Services, Inc.

Notes To The Unaudited Condensed Financial Statements

October 31, 2016

NOTE 3 – GOING CONCERN

To date the Company has generated no revenues from its business operations and has an accumulated deficit of $36,921. As of October 31, 2016, the Company had a working capital deficit of $13,041. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of October 31, 2016, the Company has funded initial expenses through the sale of common shares of the Company to the sole director and President of the Company and the sale of 23,340,000 (155,600 pre-split) common shares to friends and associates of the sole director and President of the Company at a price per share of $0.000261 ($0.025 pre-split) for net cash proceeds of $3,890 and a non-interest bearing loan from the founder in the amount of $8,071.

Under its current operating plan the Company will require approximately $60,000 to fund ongoing operations and working capital requirements through October 31, 2017. Management is implementing a plan to address these uncertainties to enable the Company to continue as a going concern through the end of fiscal 2017 and beyond. This plan includes new equity financing in amounts sufficient to sustain operations, and to begin generating revenues and closely monitor costs from operations. However, there can be no assurances that management’s plans will be successful if additional funds are raised through the issuance of equity securities, the percentage ownership of the Company’s then-current stockholders would be diluted. If additional funds are raised through the issuance of debt securities, the Company will incur interest charges until the related debt is paid off.

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

October 31, 2016

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

As of October 31, 2016, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 5 – RELATED PARTY TRANSACTIONS

Other than the $8,071 non-interest bearing loan to the Company by the President of the Company, as of October 31, 2016, the Company has no other related party transactions.

Sharing Services, Inc.

Notes To The Unaudited Condensed Financial Statements

October 31, 2016

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

As of October 31, 2016 we had $6 of cash on hand in the bank. We incurred operating expenses in the amount of $6,824 in the quarter ended October 31, 2016 compared to $6,105 in the quarter ended October 31, 2015. These operating expenses were comprised primarily of business service fees related to bank service charges, stock transfer agent services and SEC Edgar filing services ($2,551 and nil respectively), legal and accounting fees ($4,100 and nil respectively), professional development fees related to the development of the Company’s website, web application, web services and mobile software applications (nil and 6,000 respectively) and office and general expenses ($173 and $105 respectively). We incurred operating expenses in the amount of $9,376 in the six-months ended October 31, 2016 compared to $16,780 in the six-months ended October 31, 2015. These operating expenses were comprised primarily of business service fees related to bank service charges, stock transfer agent services and SEC Edgar filing services ($2,987 and $754 respectively), legal and accounting fees ($6,100 and $5,900 respectively), professional development fees related to the development of the Company’s website, web application, web services and mobile software applications (nil and 10,000 respectively) and office and general expenses ($289 and $126 respectively). As of October 31, 2016 the Company has generated no revenues from its business operations and has an accumulated deficit of $36,921 and a working capital deficit of $13,041.

Our president and director has invested $9,990 in the Company and additionally has loaned the Company $8,071 in the way of a non-interest bearing loan. At the present time, we have received $3,890 from the sales of common shares from 31 other investors during October 2015. No other arrangement was made to raise additional cash. We will need additional cash and if we are unable to raise it, we will either suspend marketing operations until we do raise the cash necessary to continue our business plan, or we cease operations entirely.

Under our current operating plan the Company will require approximately $60,000 to fund ongoing operations and working capital requirements through October 31, 2017. Management is implementing a plan to address these uncertainties through future private placements to enable the Company to continue as a going concern through the end of fiscal 2017 and beyond.

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

As reported in our Form 10-K filing with the Securities and Exchange Commission on August 8, 2016, which included our financial statements for the period from Inception on April 24, 2015 through April 30, 2016, management is aware that there are significant deficiencies and a material weakness in our internal control over financial reporting and therefore has concluded that the Company’s internal controls over financial reporting were not effective as of October 31, 2016. The significant deficiencies relate to a lack of a functioning audit committee; a lack of a majority of outside directors on the Company's board of directors; and a lack of segregation of duties due to the small number of employees involvement with general administrative and financial matters. The material weakness relates to a lack of formal policies and procedures necessary to adequately review significant accounting transactions.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended October 31, 2016 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. (Removed and Reserved)

Item 5. Other Information

None

Item 6. Exhibits

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer**

______

* Included in Exhibit 31.1

** Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sharing Services, Inc.

Dated: December 13, 2016	By:	/s/ Natthapong Thipjaroey
Natthapong Thipjaroey
President, Principal Executive Officer, Principal Financial Officer,
Secretary, Treasurer and sole Director

