Form 10-Q
period 2017-01-31
Sharing Services, Inc.
filed 2017-03-17
CIK 1644488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM  10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  January 31, 2017

Commission File Number  333-205310

SHARING SERVICES, INC.

(Exact name of registrant as specified in its charter)

Nevada	30-0869786
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

930 S. 4thStreet, Suite 150, Las Vegas, NV 89101

(Address of principal executive offices)(Zip Code)

(714) 203-6717

(Registrant’s telephone number, including area code)

289 Moo 4, Nampong, Nampong, Khon Kaen, 40310, Thailand

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  (X) Yes  (_) No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  (_) yes  (X) No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer (_)  Accelerated filer (_)  Non-accelerated filer (_)  (Do not check if a smaller reporting company)

Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  (_)Yes   (X) No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court

(_)Yes (_) No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 16, 2017, there were 53,360,000 shares of common stock issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

SHARING SERVICES, INC.

CONDENSED FINANCIAL STATEMENTS

January 31, 2017 (Unaudited) and April 30, 2016 (Audited)

SHARING SERVICES, INC.

CONDENSED BALANCE SHEETS

	January 31, 2017	April 30, 2016
	(unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$ 6	$ 2,499
Prepaid Expenses	$ 0	5

TOTAL ASSETS	$ 6	$ 2,454

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	6,220	2,119
Due to related party (Note 4)	10,989	4,000

TOTAL LIABILITIES	17,209	6,119

STOCKHOLDERS’ DEFICIT
Common Stock
Authorized
200,000,000 shares of common stock, $0.001 par value
Issued and outstanding
53,360,000 shares of common stock (April 30, 2016 – 53,360,000)	53,360	53,360
Additional Paid-in capital	(29,480)	(29,480)
Accumulated deficit	(41,083)	(27,545)

TOTAL STOCKHOLDERS’ DEFICIT	(17,203)	(3,665)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 6	$ 2,454

The accompanying notes are an integral part of these condensed financial statements.

SHARING SERVICES, INC.

 CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended January 31, 2017	Three months ended January 31, 2016	Nine months ended January 31, 2017	Nine months ended January 31, 2016

REVENUE	$ -	$ -	$ -	$ -

EXPENSES
Business services fees	$ 2,163	$ 2,465	$ 5,150	$ 3,219
Professional development fees	-	-	-	10,000
Profession legal and accounting fees	2,000	2,500	8,100	8,400
License and permit fees	-	175	-	175
Telephone and postage expense	-	188	243	230
Webhosting expense	-	-	45	84

TOTAL EXPENSES	(4,163)	(5,328)	(13,538)	(22,108)

NET LOSS	(4,163)	(5,328)	(13,538)	(22,108)

BASIC NET LOSS PER COMMON SHARE	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
WEIGHTED AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING	53,360,000	53,356,739	53,360,000	37,785,580

On November 9, 2015, the directors of the Company approved a special resolution to undertake a forward split of the common stock of the Company on a basis of 150 new common shares for 1 old common share. All shares amounts have been retroactively adjusted for all periods presented.

The accompanying notes are an integral part of these condensed financial statements.

SHARING SERICES, INC.

CONDENSED  STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended January 31, 2017	Nine months ended January 31, 2016

OPERATING ACTIVITIES
Net loss for the period	$ (13,538)	$ (22,108)
Adjustments to reconcile net loss to net cash used in operating activities;
Stock issuance for service		10,000
Changes in operating assets and liabilities
Prepaid expenses	5	63
Accounts payable and accrued liabilities	4,101	3,629

NET CASH USED IN OPERATING ACTIVITIES	(9,432)	(8,416)

NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	3,890
Stock redemption	-	(10)
Proceeds from related parties	6,989	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,989	3,880

NET DECREASE IN CASH	(2,443)	(4,536)

CASH, BEGINNING OF PERIOD	2,449	7,773

CASH, END OF PERIOD	$ 6	$ 3,237

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:
Cash paid during the period for:
Interest	$ -	$ -

Income taxes	$ -	$ -

The accompanying notes are an integral part of these condensed financial statements.

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Sharing Services, Inc. was incorporated in the State of Nevada as a for-profit Company on April 24, 2015 and established a fiscal year end of April 30. The Company was originally formed to launch a taxi sharing website and application. Beginning on February 1, 2017 the Company has changed business and is now a travel and technology management company. Sharing Services a direct selling model with a subscription-based vacation portal.

Going concern

To date the Company has generated no revenues from its business operations and has an accumulated deficit of $41,083. As of January 31, 2017, the Company had a working capital deficit of $17,203. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of January 31, 2017, the Company has funded initial expenses through the sale of common shares of the Company to the sole director and President of the Company and the sale of 23,340,000 (155,600 pre-split) common shares to friends and associates of the sole director and President of the Company at a price per share of $0.000261 ($0.025 pre-split) for net cash proceeds of $3,890 and a non-interest bearing loan from related parties in the amount of $10,989.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended April 30, 2016 included in the Company’s 10-K filed with the Securities and Exchange Commission.  The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended January 31, 2017 are not necessarily indicative of the results that may be expected for the year ending April 30, 2017.

Comprehensive Loss

“Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As of January 31, 2017, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Cash

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less.  As of January 31, 2017 the Company had cash and cash equivalents of $6.

Financial Instruments

All significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk.  Where practical the fair value of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss per Common Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the period. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted loss per share is the same as basic loss per share due to the lack of dilutive items in the Company.

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

NOTE 3 – CAPITAL STOCK

The Company’s capitalization is 200,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

On April 24, 2015, the Company issued 1,500,000,000 (10,000,000 pre-split) common shares at $0.00000666666666666667 ($0.001 pre-split) per share to the sole officer and director of the Company for cash proceeds of $10,000.

On October 31, 2015, the directors of the Company approved a special resolution to undertake to issue 23,340,000 (155,600 pre-split) common shares to 31 subscribers at $0.000261 ($0.025 pre-split) per share. Net proceeds from the sale of the shares was $3,890.

On November 4, 2015, the directors of the Company approved a special resolution to undertake a forward split of the common stock of the Company on a basis of 150 new common shares for 1 old common share. The issued and outstanding common stock increased from 10,000,000 to 1,500,000,000 as of November 9, 2015

On November 4, 2015, the founding shareholder of the Company returned 1,470,000,000 (9,800,000 pre-split) restricted common shares to treasury, which shares were subsequently cancelled by the Company. These shares were returned to treasury for $0.00000000680272108843537 ($0.00000102040816326531 pre-split) per share for a total consideration of $10 to the shareholder. After the redemption and return to treasury of the founding shareholder’s 1,470,000,000 (9,800,000 pre-split) restricted common shares, the issued and outstanding common stock decreased from 1,500,000,000 (10,000,000 pre-slit) to 30,000,000 (200,000 pre-split) as of November 4, 2015.

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

As of   January 31, 2017, the Company has not granted any stock options and has not recorded any stock-based compensation

NOTE 4 – RELATED PARTY TRANSACTIONS

As of January 31, 2017 the Company’s outstanding related party advances balance is $10,989 (April 30, 2016 - $4,000). The amounts are due to the Company’s past President of $10,340 and the Company’s current President of $649. Both amounts are non-interest bearing, unsecured, expected to be repaid and considered a current liability.

NOTE 5 – SUBSEQUENT EVENTS

Management has evaluated subsequent events up to the date these financial statements were issued and determined that there are no reportable subsequent events.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section of this Form 10-Q includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Overview

During the period Sharing Services, Inc. (“Sharing Services”) added to its principal business operations of a taxi sharing web application to a travel and technology management Company. Sharing Services will be a diversified travel holdings company specializing in ride sharing, mobile applications, 4.0 meta-search technologies, relationship marketing, group travel programs, and brick-and-mortar travel agencies. The Company’s direct-to-consumer online travel agent (OTA) platform delivers unprecedented access to many of today’s most popular travel destinations, and all with savings of up to 30% and 80% off published rates.

The Objective of the Company is to scale revenues based on relationship marketing that are proven with the right travel related products and services. Sharing Services will launch a direct selling model with a subscription-based vacation portal accessing the new meta-search 4.0 technology.  Included in the subscription will be Vacation Financing options. Seminars on Vacation (called Vacationars) and below published fares with guaranteed lower rates than Expedia.

Metro-search is defined by a “search within a search”. Examples would be Kayak and Trivago, where consumers can search one time and access hundreds of websites. Sharing Services new meta-search 4.0 goes beyond Kayak and Trivago in two important ways; the fares searched (hotels) garner below published pricing and Sharing Services agents fulfill on the travel booked, rather that redirect the chosen result at Kayak for example, to the website the offer was made on. These two differentiators will help Sharing Services travel companies gain market share of travelers from around the world.  On February 1, 2017 the Company launched its (BETA) website.

Results of Operations

For the three month period ended January 31, 2017 and January 31, 2016 we had no revenue. Expenses for the three month period ended January 31, 2017 totaled $4,163 resulting in a Net Loss of $4,163. The Net Loss for the three month period ended January 31, 2017 is a result of business services fees of $2,163 and accounting fees of $2,000.  Expenses for the comparative three month period ended January 31, 2016 totaled $5,328 resulting in a Net Loss of $5,328. The Net Loss for the three month period ended January 31, 2016 is a result of business service fees of $2,465; professional legal and accounting fees of $2,500; License and permit fees of $175 and telephone and postage expenses of $188.  The decrease in expenses for the three months ended January 31, 2017 compared to the three months ended January 31, 2016 is primarily due to a decrease in professional legal and accounts fees of $2,500, license and permit fees of $175 and telephone of $188.

For the nine month period ended January 31, 2017 and January 31, 2016 we had no revenue. Expenses for the nine month period ended January 31, 2017 totaled $13,538 resulting in a Net Loss of $13,538. The Net Loss for the nine month period ended January 31, 2017 is a result of business service fees of $5,150; professional legal and accounting fees of $8,100; telephone and postage expenses of $243 and webhosting expenses of $45. Expenses for the comparative nine month period ended January 31, 2016 totaled $22,108 resulting in a Net Loss of $22,108. The Net Loss for the nine month period ended January 31, 2016 is a result of s business service fees of $3,219; professional development fees of $10,000; professional legal and accounting fees of $8,400; license and permit fees of $175; telephone and postage expenses of $230 and webhosting expenses of $84. The decrease in expenses for the nine months ended January 31, 2017 compared to the nine months ended January 31, 2016 is primarily due to decrease in professional development fees of $10,000 and $2,300 in professional legal and accounting fees; while business services fees increased by $1,911 for the nine months ended January 31, 2017 compared to the nine months ended January 31, 2016.

Liquidity and Capital Resources

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. No substantial revenues are anticipated until we have completed the financing from this offering and implemented our plan of operations. With the exception of cash advances from our sole Officer and Director, our only source for cash at this time is investments by others in this offering. We must raise cash to implement our strategy and stay in business. The amount of the offering will likely allow us to operate for at least one year.

As of January 31, 2017, we had $6 in cash as compared to $2,499 in cash at April 30, 2016. Total liabilities for the period ended January 31, 2017 were $17,209 compared to $6,119 in total liabilities at April 30, 2016. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of January 31, 2017 the Company owed $10,989 (April 30, 2016 $4,000) of which was owed $10,340 to its former Chief Executive Officer and $649 to the Company’s current Chief Executive Officer. During the nine month period ended January 31, 2017 and 2016 the Company received advances of $6,989 and $nil respectively. All amounts due to the related party are unsecured, non-interest bearing and have no set terms of repayment.

Off-balance sheet arrangements

Other than the situation described in the section titled Capital Recourses and Liquidity, the company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the company is a party, under which the company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. The material weaknesses in our disclosure control procedures are as follows:

1.  Lack of formal policies and procedures necessary to adequately review significant accounting transactions. We utilize a third party independent contractor for the preparation of our financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in our day to day operations and may not be provided information from our management on a timely basis to allow for adequate reporting/consideration of certain transactions.

2.  Audit Committee and Financial Expert. We do not have an audit committee with a financial expert and, thus, we lack the appropriate oversight within the financial reporting process.

We intend to initiate measures to remediate the identified material weaknesses, including, but not necessarily limited to, the following:

•	Establishing a formal review process of significant accounting transactions that includes participation of our principal executive officer, principal financial officer and corporate legal counsel.

•

 Form an audit committee that will establish policies and procedures that will provide our Board of Directors with a formal review process that will among other things, assure that management controls and procedures are in place and being maintained consistently.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended January 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not involved in any pending litigation or legal proceeding.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mining Safety Disclosures.

None

Item 5. Other Information.

On December 21, 2016, Natthapong Thipjaroey resigned as President, Principal Executive Officer, Secretary, Treasurer and Director of the Company. Concurrently, Jordan Brock was appointed President, Chief Executive Officer and Director of the Company; and Frank A. Walters was appointed Secretary, Treasurer, Principal Financial Officer and Director of the Company.  Refer to the 8-K filing of February 1, 2017 on the SEC website for further details.

Item 6. Exhibits.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **
* Included in Exhibit 31.1 ** Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHARING SERVICES, INC.

(Registrant)

    Date: March 17, 2017

By:/s/ Jordan Brock

  Jordan Brock

  President and Director

  Principal and Executive Officer

    Date: March 17, 2017

By:/s/ Frank A. Walters

  Frank A. Walters

  Secretary Treasurer and Director

  Principal Financial Officer

  Principal Accounting Officer