Form 10-K
period 2017-04-30
Sharing Services, Inc.
filed 2017-09-11
CIK 1644488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2017 or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

333-205310

Commission file number

SHARING SERVICES, INC.

(Exact name of registrant as specified in its charter)

Nevada

30-0869786

State or other jurisdiction of incorporation or organization

 (I.R.S. Employer Identification No.)

930 S. 4th Street, Suite 150, Las Vegas, NV   91081

            (Address of principal executive offices)   (Zip Code)

714-203-6717

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Common, $0.0001 par value per share

Title of each class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [X] Yes [  ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

[  ] Large accelerated filer  [  ] Accelerated filer

[  ] Non-accelerated filer (Do not check if a smaller reporting company)

[X] Smaller reporting company  [X] Emerging Growth Company

If an Emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[  ] Yes  [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $0

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [  ] Yes [  ] No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of September 8, 2017, there were 53,360,000 shares of common stock issued and outstanding.

PART I

ITEM 1.  Business.

Sharing Services, Inc. was incorporated in the State of Nevada as a for-profit Company on April 24, 2015 and established a fiscal year end of April 30.

Sharing Services, Inc. is a diversified travel holdings company specializing in ride sharing, mobile applications, Social Travel Alchemy, relationship marketing, group travel programs, brick-and-mortar travel agencies and vacation funding. Our website is https://www.sharingservicesinc.com. Our management team and affiliated companies and consultants are industry veterans, in fact, pioneers in the online travel industry since 1995.

Sharing Services, Inc. - Travel Diversified Holdings Company

We will soon launch PathAways brand, a subscription based travel community offering access to travel deals and offers at generally lower than retail price points. Included in the community are Crowd Vacations, allowing members to participate in group vacations at discounted pricing, with the ability for members to create their own groups. Included is access to a booking engine for paying members with two (2) levels of access that allows members to access over 400,000 hotels worldwide at below published rates (wholesale). The booking engine is based on membership type, and includes cars, cruises, flights, condos and more. In most cases it has pricing not available through the public travel booking engines, such as Expedia and Priceline.

Sharing Services is also launching several other company initiatives and programs that will be a part of the PathAways travel community as well as available through other direct to consumer programs.

Just announced is the introduction of the Vacation Financing program that will live at VacationFunding.com and will allow members to finance vacations, including airfares, through a no-credit check payment program. This unique program is a first and will allow more people to go on vacation who are currently not able to pay full price upfront of a family vacation.

Other Sharing Services businesses and strategies include the concentration of travel value in niche or specific categories of the travel sector, such as Weddings and Honeymoons, Wellness Travel, Medical Tourism, Business Travel and Host Agency solutions.

At the core of all of the products and services that are offered by Sharing Services is its unique and virtually game changing strategy they’re calling “Social Travel Alchemy”. Not an actual technology, rather a methodology by which social networks are infused with travel videos with hundreds of millions of views driving consumers to Sharing Services products and services. The unique methodology employed by some pioneers of the online travel industry who are participating exclusively in the Sharing Services mission and outcome.

Mission & Philosophy

Sharing Services mission is two-fold: to allow more people to go on vacation through below retail price points and payment programs and grow the next big public travel company to rival Expedia and Priceline. There is a very large gap in the current online public travel offering. The travel industry is dominated by Priceline and Expedia, who collectively own all travel brands of any relevance. All of these collective brands, which include hotels.com, kayak.com, Trivago, booking.com agoda.com, open table, home away, Orbitz, CheapTickets.com, Hotwire, Travelocity, and more, virtually have the same online public or retail price as the other. At the other end of the spectrum, there are travel clubs that offer below published rates that charge from $800 - $8,000 for access to these offers. The gap exists between the two and the ability to drive traffic or end user consumers to values that live in between. That’s where Sharing Services and its brands and initiatives live.

By utilizing its Social Travel Alchemy strategies in conjunction with its below published deals and offers, Sharing Services products, such as its soon to be released PathAways, can be made accessible to end user consumers, even starting as free members. This allows more consumers who don’t know that there is more than the online powerhouse giants, such as the companies owned by Expedia and Priceline, to access greater savings and even with payment options, which in turn will have more consumers going on more vacations.

More vacations purchased through Sharing Services means more travel revenues generated that will be part of the ability to increase market cap., providing a potential significant return on investment for Sharing Services network of investors. We will offer travel related products and services in the $8.1trillion dollar global travel industry offering niche and affinity targeted deals and offers, below retail online price points.

We are developing systems that enable us to provide high visibility of Sharing Services products to consumers. The systems include internet website, mobile apps, and social media of Sharing Services products. We will employ various customer service initiatives, including our own travel agents, strategic agency partners as well as 3rd party travel concierge programs.

Intellectual Property (IP)

We have Intellectual Property that gives us an advantage over our competitors. Our Intellectual Property includes ownership of trademark, .com domain name, and Sharing Services social media travel alchemy in Facebook, Twitter, Google+, Pinterest, and Instagram. Our unique marketing methods include the Social Travel Alchemy and B2B2C affiliate programs, including a network of affiliate marketers working from home.

Taxi Sharing

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

We have not yet developed our mobile software applications, but have completed initial development of our website and web app. More details can be found on the Ride Sharing link of our company website. We have no end users, we have not yet contacted any possible mobile software application developers and we have only implemented an initial part of our business model and we have generated no revenues.

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

Subsequent updates to our software applications (web and mobile) will be focused on adding feature enhancements while always improving the ease of use of our software applications (web and mobile) as we believe this is key to end user adoption of our services. Intended feature enhancements include: (A) manually scheduling a taxi share while arranging travel plans; (B) connecting our software applications with third-party travel websites to allow our end users to schedule a taxi share based upon their travel itinerary; and (C) easily scheduling a return-to-airport- of-origin taxi share.

Due to the nature of our business services, we believe that we can offer our services internationally, however we intend to target the following markets initially: the United States; Canada; and Western Europe.

Our taxi sharing services are primarily planned to be marketed to end user consumers from our website. We also intend to advertise our taxi sharing services in inflight magazines, on travel related websites and in the social media (Twitter, Facebook, etc.) In addition to this we have identified potential key marketing partners that could benefit our marketing efforts. We believe that our taxi sharing services would be beneficial for a great number of end user consumers, ranging from the frequent flyer to the once-a-year vacationer. We consider our service model innovative and we have no knowledge of any other service similar to the one we intend to offer.

The vast majority of taxi software applications currently available on the market offer only the service of finding a taxi, not sharing one. The most popular taxi and ridesharing software applications are: Uber, Lyft , Sidecar , Hailo, EasyTaxi and GrabTaxi .

VacationFunding.com

We are in the final stages of forming a new company with a unique new business model that will provide travelers with vacation financing for air and hotel purchases with no credit checks.

This new division, “VacationFunding.com” will function similarly to a bank by providing vacation funding for a small fee to travelers who book the entire vacation in advance, including hotel rooms and airline tickets. Travelers must complete all payments prior to departure in order to complete their program and receive their hotel and airline tickets.

According to a recent annual Vacation Deprivation Study, conducted on behalf of Expedia, more than 375 million vacation days went unused in the U.S. alone in 2015. The underlying cause for consumers not going on vacation is lack of resources to pay for their vacations, especially airfare, in advance. When we offer payment programs in our group vacation offers, about 70% of travelers opt to make payments, even with an extra additional fee. We believe that our new vacation funding program will add airfares to the equation and allow far greater numbers of families to travel and take those vacation days they deserve.

We believe we can become the preeminent solution for all vacationers who want or need a vacation but also need help in the form of a payment plan, and, along the way, create a significant financial return for our investors.

ITEM 1A.  Risk Factors.

As a "smaller reporting company," as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 1B.  Unresolved Staff Comments.

On June 12, 2017, the Securities and Exchange Commission (the “Commission”) advised the Company that the Company’s Current Report on Form 8-K, which was filed with the Commission on May 30, 2017 and disclosed the Company’s acquisition of Total Travel Media, Inc., was deficient in that it did not include the information required under Sections 2.01(f) and 9.01 of Form 8-K.  This information is required when a Company, previously characterized as a “shell company”, is no longer deemed to be a “shell company”.  The Company intends to file an Amended Current Report at the earliest date possible.

ITEM 2.  Properties.

The Company does not own any real estate or other properties and has not entered into any long-term lease or rental agreements for property.

ITEM 3.  Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or stockholder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 4.  Mine Safety Disclosures.

N/A

PART II

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There was an absence of an established public trading market until the Company’s common stock was quoted in November of 2016 and began trading on OTC Markets in March of 2017. The table below contains the High and Low prices of Company’s Common Stock and such over-the-counter market prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Three Months Ended	High	Low
January 31, 2017	$0.35	$0.35
April 30, 2017	$1.10	$0.98

Recent Sales of Unregistered Securities

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

On April 19, 2017, the Company offered for sale a Private Offering Memorandum for 10,000,000 shares of Series C Preferred Stock. The Company is offering up to $2,500,000 total of Securities of Series C Preferred Stock, at $0.0001 par value. Units will sell in units of 10,000 shares at $0.25 with a minimum purchase by each investor of one unit.  As of April 30, 2017, the Company had sold 140,000 Series C Preferred Stock for net proceeds to the Company of $35,000. Shares had not been issued as of April 30, 2017 and are reflected as Shares Subscribed on the Balance Sheet. Subsequent to the period ending April 30, 2017, the Company sold an additional 1,630,000 at $0.25 per share of Series C Preferred Stock for net proceeds of $407,500.

These offers and sales were made pursuant to the exemption from registration afforded by Section 4(2) to the Securities Act of 1933, as amended (the “Securities Act”), on the basis that the securities were offered and sold in a non-public offering to a “sophisticated investor” who had access to registration-type information about the Company.  No commission was paid in connection with the sale of the shares.

ITEM 6.  Selected Financial Data.

As a "smaller reporting company," as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This interim report contains forward looking statements relating to our Company's future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by and information currently known to, our management.  The words “expects”, “intends”, “believes”, “anticipates”, “may”, “could”, “should" and similar expressions and variations thereof are intended to identify forward-looking statements.  The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward-looking statement.

Our auditor’s report on our April 30, 2017 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our officer and director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “April 30, 2017 Audited Financial Statements - Auditors Report.”

Liquidity and Capital Resources

As of April 30, 2017, Sharing Services had $2,070 cash on hand and in the bank, and $2,499 of cash on hand and in the bank as of April 30, 2016. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements

- primarily the working capital required for the software development and marketing campaign and to offset legal and accounting fees - by additional equity financing.

Management believes that if subsequent private placements are successful, we will be able to generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If Sharing Services is unsuccessful in raising the additional proceeds through a private placement offering it will then have to seek additional funds through debt financing, which would be highly difficult for a new development stage company to secure. Therefore, the company is highly dependent upon the success of the anticipated private placement offering and failure thereof would result in Sharing Services having to seek capital from other sources such as debt financing, which may not even be available to the company. However, if such financing were available, because Sharing Services is a development stage company with no revenue to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If Sharing Services cannot raise additional proceeds via a private placement of its common stock or secure debt financing it would be required to cease business operations. As a result, investors in Sharing Services common stock would lose all of their investment.

Results of Operations

Since April 24, 2015 (inception) through April 30, 2017, the Company has no revenues and has accumulated losses since inception of $103,273. For fiscal year ended April 30, 2017, we incurred operating expenses in the amount of $75,460 and Interest expense of $268 resulting in a net loss of $75,728 as compared to operating expenses of $25,407 and a net loss of $25,407 for the year ended April 30, 2016.

The net loss for the year ended April 30, 2017 is a result of Business service fees of $6,243, Professional development fees of $Nil, Professional legal and accounting fees of $11,600, Marketing expense of $49,500 and General office expense of $3,117 and Bad debt expense of $5,000 and Interest expense of $268. The net loss for the year ended April 30, 2016 is a result of Business service fees of $3,656, Professional development fees of $10,000, Professional legal and accounting fees of $10,400, Marketing expense of $Nil and General office expense of $1,351.

Off Balance Sheet Arrangements.

As of the date of this Annual Report, the current funds available to the Company will not be sufficient to continue operations. The cost to establish the Company and begin operations is estimated to be $120,000 over the next twelve months and the cost of maintaining our reporting status is estimated to be $20,000 over this same period. Management believes that if the Company cannot raise sufficient revenues or maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company.  As such, any investment previously made would be lost in its entirety.

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Consideration Consideration

Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company," as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 8.  Financial Statements and Supplementary Data.

SHARING SERVICES, INC.

FINANCIAL STATEMENTS

April 30, 2017

(Audited)

PLS CPA, A Professional Corp.

 t 4725 MERCURY STREET SUITE 210 t SAN DIEGO t CALIFORNIA 92111 t

t TELEPHONE (858)722-5953 t FAX (858) 761-0341  t FAX (858) 764-5480

t E-MAIL changgpark@gmail.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Sharing Services, Inc.

We have audited the accompanying balance sheet of Sharing Services, Inc. (the “Company”) as of April 30, 2017 and 2016, and the related statements of operation, stockholders’ equity, and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sharing Services, Inc. as of April 30, 2017 and 2016, and the results of its operation and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PLS CPA__

PLS CPA, A Professional Corp.

September 11, 2017

San Diego, CA. 92111

SHARING SERVICES, INC.

BALANCE SHEETS

	April 30, 2017	April 30, 2016

ASSETS

CURRENT ASSETS
Cash	$ 2,070	$ 2,499
Prepaid expenses	1,125	5

TOTAL CURRENT ASSETS	3,195	2,454

FIXED ASSETS
Office equipment – Net	3,862	-
		-
TOTAL FIXED ASSETS	$ 3,862	-

TOTAL ASSETS	$ 7,057	$ 2,454

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	6,042	2,119
Promissory notes and accrued interest (Note 4)	26,768	-
Due to related party (Note 6)	4,799	4,000

TOTAL LIABILITIES	37,609	6,119

STOCKHOLDERS’ DEFICIT
Capital Stock (Note 5)
Authorized
200,000,000 shares of preferred stock, $0.0001 – none issued
10,000,000 shares of common class B stock, $0.0001 par value – none issued
500,000,000 shares of common class A stock, $0.0001 par value
Issued and outstanding
53,360,000 shares of common stock (April 30, 2016 – 53,360,000, at $0.001)	5,336	53,360
Shares subscribed	35,000	-
Additional Paid-in capital	32,385	(29,480)
Accumulated deficit	(103,273)	(27,545)

TOTAL STOCKHOLDERS’ DEFICIT	(30,552)	(3,665)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 7,057	$ 2,454

The accompanying notes are an integral part of these financial statements.

SHARING SERVICES, INC.

STATEMENT OF OPERATIONS

(Audited)

	Year ended April 30, 2017	Year ended April 30, 2016

REVENUE	$ -	$ -

EXPENSES
Business services fees	$ 6,243	$ 3,656
Professional development fees	--	10,000
Profession legal and accounting fees	11,600	10,400
Marketing expenses	49,500	-
Bad debt expense	5,000	-
General office expenses	3,117	1,351

TOTAL EXPENSES	(75,460)	(25,407)

OTHER EXPENSES
Interest expense	268	-
TOTAL OTHER EXPENSE	(268)	-

NET LOSS	(75,728)	(25,407)

BASIC NET LOSS PER COMMON SHARE	$ (0.00)	$ (0.00)
WEIGHTED AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING	53,360,000	836,925,082

On November 9, 2015, the directors of the Company approved a special resolution to undertake a forward split of the common stock of the Company on a basis of 150 new common shares for 1 old common share. All shares amounts have been retroactively adjusted for all periods presented.

The accompanying notes are an integral part of these financial statements.

SHARING SERVICES, INC.

 STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM APRIL 24, 2015 (INCEPTION) TO April 30, 2017

(Audited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Shares Subscribed	Share Subscription Receivable	Accumulated Deficit	Total

Balance – April 24, 2015	-	$ -	$ -	$ -	$ -	$ -	$ -

Common stock issued for cash - $0.0000067 per share	1,500,000,000	1,500,000	(1,490,000)	-	-	-	10,000

Net loss for the year ended April 30, 2015	-	-	-	-	-	(2,138)	(2,138)

Balance, April 30, 2015	1,500,000,000	1,500,000	(1,490,000)	-	-	(2,138)	(7,862)

Subscription advanced	-	-	-	-	3,890	-	3,890

Commons stock issued for cash - $0.000261 per share	23,340,000	23,400	(19,450)	-	(3,890)	-	-

Founder shares retired – November 15, 2015	(1,470,000,000)	(1,470,000)	1,469,990	-	-	-	(10)

Common stock issued for cash - $0.000261 per share	20,000	20	9,980	-	-	-	10,000

Net loss for the year ended April 30, 2016	-	-	-	-	-	(25,407)	(25,407)

Balance, April 30, 2016	53,360,000	53,360	(29,480)	-	-	(27,545)	(3,665)

Change in par Value of shares	-	(48,024)	48,024	-	-	-	-

Shareholder loan forgiven	-	-	13,841	-	-	-	13,841

Preferred C shares for cash - $0.25 per share	-	-	-	35,000	-	-	35,000

Net loss for the year ended April 30, 2017	-	-	-	-	-	(75,728)	(75,728)

Balance, April 30, 2017	53,360,000	$ 5,336	$ 32,385	$ 35,000	$ -	$ (103,273)	$ (30,552)

The accompanying notes are an integral part of these financial statements.

SHARING SERICES, INC.

STATEMENTS OF CASH FLOWS

(Audited)

	Year ended April 30, 2017	Year ended April, 2016

OPERATING ACTIVITIES
Net loss for the period	$ (75,728)	$ (25,407)
Adjustments to reconcile net loss to net cash used in operating activities;
Stock issuance for service		-
Depreciation expenses	133	-
Changes in operating assets and liabilities
Prepaid expenses	(1,120)	84
Accounts payable and accrued liabilities	3,923	2,119
Accrued interest	268

NET CASH USED IN OPERATING ACTIVITIES	(72,524)	(23,204)

INVESTING ACTIVITIES
Equipment	(3,995)	-

NET CASH USED IN INVESTING ACTIVITIES	(3,995)	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	13,880
Shares Subscribed	35,000	-
Promissory notes	26,500	-
Proceeds from related parties	14,640	4,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	76,140	17,880

NET DECREASE IN CASH	(379)	(5,324)

CASH, BEGINNING OF PERIOD	2,449	7,773

CASH, END OF PERIOD	$ 2,070	$ 2,449

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:
Non-cash investing and financing activities:
Decrease on related party loan due to forgiveness	$ 13,841	$ -

Cash paid during the period for:
Interest	$ -	$ -

Income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

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

Going concern

These financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. To date the Company has generated no revenues from its business operations and has an accumulated deficit of $103,273. As of April 30, 2017, the Company had a working capital deficit of $34,414. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements, promissory notes, convertible promissory notes and advances from related parties as may be required.

These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The financial statements present the balance sheet, statements of operations, stockholders’ equity and cash flows of the Company.  These financial statements are presented in the United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Comprehensive Loss

“Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As of April 30, 2017, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Cash

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less.  As of April 30, 2017 the Company had cash and cash equivalents of $2,070.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation.  Depreciation is provided over the estimate useful lives, using the straight-line method. Estimated useful lives of the equipment are as follows:

Office equipment

5 years

The cost related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income.  Accumulated depreciation to date on office equipment is $133.

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

NOTE 3 - CONSULTING AND MARKETING AGREEMENT

On March 15, 2017 the Company entered into a Consultancy and Marketing Agreement with Alchemist Holdings, LLC (“Alchemist”) (Refer Note 7 – Related Parties) to provide marketing and consulting services, tools, websites, video production and event management services.  The Agreement shall remain in effect until the completion of the services. The Agreement may be terminated by the Company, without cause and without liability by giving 14 calendar days written notice of such termination to Alchemist. The Services to be provided are Social Alchemy- the development of Facebook algorithm for specific alchemy related to travel; Video Production- marketing, testimonial and mini alchemy videos for travel; Event Management – web development, video production, hotel negotiation and management, onsite A/V, video capture, ticket sale management and travel management; Marketing – marketing and consulting of all assets, websites, brochures, social networks and management of third party vendor contracts and relationships.  Total cost for these services are estimated to be $840,000 for the next twelve months.  As of April 30, 2017 total expenditures paid to Alchemist for services rendered are $49,000. Subsequent to the period an additional $497,037 had been paid to Alchemist.

NOTE 4 - PROPERTY AND EQUIPMENT

Fixed assets are carried at cost less accumulated depreciation.  Depreciation is provided over the estimate useful lives, using the straight-line method. Estimated useful lives of the equipment are as follows:

Office equipment

5 years

NOTE 4 - PROPERTY AND EQUIPMENT (continued)

Fixed Assets	Amount	Depreciation Amount – as of April 30, 2017	Net Amount
Office equipment	$3,995	($133)	$3,862

NOTE 5 – PROMISSORY NOTES

On March 20, 2017 the Company signed a one year, unsecured Promissory Note with First Pacific Investments Ltd. for $10,000 at an interest rate of 12% per annum. The entire balance of the Promissory Note and accrued interest is due and payable at the end of the one year term. There is no penalty for prepayment. Accrued interest as of April 30, 2017 is $138.

On April 7, 2017 the Company signed a one year, unsecured Promissory Note with Bear Bull Market Dividends Inc., for $16,500 at an interest rate of 12% per annum. The entire balance of the Promissory Note and accrued interest is due and payable at the end of the one year term. There is no penalty for prepayment. Accrued interest as of April 30, 2017 is $130.

NOTE 6 – CAPITAL STOCK

On April 25, 2017 the shareholders of the Company amended and restated the Articles of Incorporation to (i) increase the number of authorized shares from 200,000,000 shares to 710,000,000 shares consisting of 500,000,000 shares of Common Stock (Class A) at a par value of $0.0001; 10,000,000 of Class B Common Stock at a par value of $0.0001; and 200,000,000 shares of Preferred stock at a par value of $0.0001.

Rights and Privileges of Common and Preferred Shares

Class B Common Stock:  The Company has authorized the issuance of ten million (10,000,000) shares of Class B Common Stock. The shares of each class of Common Stock shall be identical except that the holders of the Class B Common Stock shall be entitled to elect a majority of the Board of Directors and the holders of the Class A Common Stock shall elect the remainder of the directors.  Each share of Class B Common Stock shall be convertible at any time into one share of Common Stock at the option of the holder.

Series A Preferred Stock:  The Company has authorized the issuance of one hundred million (100,000,000) series of Series A Preferred Stock.  The Series A Preferred shares are senior in ranking to the Series C Preferred shares, but junior to the Series B Preferred shares.  The affirmative vote of the holders of Eighty-six percent (86%) of the issued and outstanding shares of Series A Preferred Stock shall be required for the Board of Directors to: (i) declare dividends upon shares of common stock unless the Series A Preferred shares are to receive the same dividend as the common shares, on an as converted basis; (ii) redeem the shares of Series A Preferred Stock at a price of $0.001 per share; (iii) authorize or issue additional or other capital stock that is junior or equal rank to the Series A Preferred shares with respect to the preferences as to distributions and payments upon the liquidation or dissolution and winding up of the Company; and (iv) amend, alter, change, or repeal any of the powers, designations, preferences, and rights of the Series A Preferred Stock.  Upon the dissolution, liquidation, or winding up of the Company, whether voluntary or involuntary, the holders of the Series A Preferred Stock shall receive out of the assets of the Company the sum of $0.001 per shares before any payment or distribution shall be made on the Common Stock, or any other class of capital stock of the Company ranking junior to the Series A Preferred Stock.  For a period of ten (10) years from the date of issuance of shares of Series A Preferred Stock, the holders may elect to convert each share of Series A Preferred Stock into one share of the Company’s Common Stock.  Each share of Series A Preferred Stock is entitled to one vote when voting as a class or together with shares of Common Stock.

NOTE 6 – CAPITAL STOCK (continued)

Rights and Privileges of Common and Preferred Shares (continued)

Series B Preferred Stock:  The Company has authorized the issuance of ten million (10,000,000) series of Series B Preferred Stock.  The Series B Preferred shares are senior in ranking to the Series A and Series C Preferred shares.  The affirmative vote of the holders of Eighty-six percent (86%) of the issued and outstanding shares of Series B Preferred Stock shall be required for the Board of Directors to: (i) declare dividends upon shares of common stock unless the Series B Preferred shares are to receive the same dividend as the common shares, on an as converted basis; (ii) redeem the shares of Series B Preferred Stock at a price of $0.001 per share; (iii) authorize or issue additional or other capital stock that is senior, junior or equal rank to the Series B Preferred shares with respect to the preferences as to distributions and payments upon the liquidation or dissolution and winding up of the Company; and (iv) amend, alter, change, or repeal any of the powers, designations, preferences, and rights of the Series B Preferred Stock.  Upon the dissolution, liquidation, or winding up of the Company, whether voluntary or involuntary, the holders of the Series B Preferred Stock shall receive out of the assets of the Company the sum of $0.001 per shares before any payment or distribution shall be made on the Common Stock, or any other class of capital stock of the Company ranking junior to the Series B Preferred Stock.  For a period of ten (10) years from the date of issuance of shares of Series B Preferred Stock, the holders may elect to convert each share of Series B Preferred Stock into ten shares of the Company’s Common Stock.  Each share of Series B Preferred Stock is entitled to one vote when voting as a class and one thousand votes when voting together with shares of Common Stock.

Series C Preferred Stock:  The Company has authorized the issuance of ten million (10,000,000) series of Series C Preferred Stock.  The Series C Preferred shares are junior in ranking to the Series A and Series B Preferred shares.  The affirmative vote of the holders of Eighty-six percent (86%) of the issued and outstanding shares of Series C Preferred Stock shall be required for the Board of Directors to: (i) declare dividends upon shares of common stock unless the Series C Preferred shares are to receive the same dividend as the common shares, on an as converted basis; (ii) redeem the shares of Series C Preferred Stock at a price of $0.001 per share; (iii) authorize or issue additional or other capital stock that is junior or equal rank to the Series C Preferred shares with respect to the preferences as to distributions and payments upon the liquidation or dissolution and winding up of the Company; and (iv) amend, alter, change, or repeal any of the powers, designations, preferences, and rights of the Series C Preferred Stock.  Upon the dissolution, liquidation, or winding up of the Company, whether voluntary or involuntary, the holders of the Series C Preferred Stock shall receive out of the assets of the Company the sum of $0.001 per shares before any payment or distribution shall be made on the Common Stock, or any other class of capital stock of the Company ranking junior to the Series C Preferred Stock.  For a period of ten (10) years from the date of issuance of shares of Series C Preferred Stock, the holders may elect to convert each share of Series C Preferred Stock into one share of the Company’s Common Stock.  Each share of Series C Preferred Stock is entitled to one vote when voting as a class or together with shares of Common Stock.

Private Offering Memorandum

On April 19, 2017 the Company offered for sale a Private Offering Memorandum for 10,000,000 shares of Series C Preferred Stock. The Company is offering up to $2,500,000 total of Securities of Series C Preferred Stock, at $0.0001 par value. Units will sell in units of 10,000 shares at $0.25 with a minimum purchase by each investor of one unit.  As of April 30, 2017 the Company had sold 140,000 Series C Preferred Stock for net proceeds to the Company of $35,000. Shares had not been issued as of April 30, 2017 and are reflected as Shares Subscribed on the Balance Sheet.

Shares Issued

On April 24, 2015, the Company issued 1,500,000,000 (10,000,000 pre-split) common shares at $0.00000666666666666667 ($0.001 pre-split) per share to the sole officer and director of the Company for cash proceeds of $10,000.

On October 31, 2015, the directors of the Company approved a special resolution to undertake to issue 23,340,000 (155,600 pre-split) common shares to 31 subscribers at $0.000261 ($0.025 pre-split) per share. Net proceeds from the sale of the shares were $3,890.

NOTE 6 – CAPITAL STOCK (continued)

Shares Issued (continued)

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

As of   April 30, 2017, the Company has not granted any stock options and has not recorded any stock-based compensation

NOTE 7 – RELATED PARTY TRANSACTIONS

On March 31, 2017 the former president of the Company forgave the related party loan to the Company of $13,841. This is reflected in the financial statements as a credit to Additional-Paid-In-Capital.

As of April 30, 2017 the Company’s outstanding related party advances balance is $4,799 (April 30, 2016 - $4,000). The amounts are due to the Company’s the President of $649 and shareholders of the Company of $4,150. Both amounts are non-interest bearing, unsecured, expected to be repaid and considered a current liability.

On March 15, 2017 the Company entered into a Consultancy and Marketing Agreement with Alchemist Holdings, LLC (“Alchemist”) (Refer Note 3- Consulting & Marketing Agreement) to provide marketing and consulting services, tools, websites, video production and event management services.  The Agreement shall remain in effect until the completion of the services. Total cost for these services are estimated to be $840,000 for the next twelve months.  As of April 30, 2017 total expenditures paid to Alchemist for services rendered are $49,000.

Subsequent to the period on May 23, 2017, Sharing Services, Inc., entered into a Share Exchange Agreement (the “Agreement”) with Total Travel Media, Inc., a Nevada corporation (“TTM”).  Alchemist Holding LLC owned 7,500,000 shares of TTM. On May 23, 2017, there was a Closing of the transaction (the “Closing Date”).  Pursuant to the terms of the Agreement, the Company acquired all of the shares of capital stock of TTM from the holders of such stock (the “Equity-Holders”), in exchange for the issuance of Ten Million (10,000,000) newly-issued shares of the Company’s Common Class B Stock, par value $0.0001 per share (the “Common Class B Stock”) and (ii) Ten Million (10,000,000) newly-issued shares of the Company’s Series B Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”).  Following the Closing Date, TTM will operate as a wholly-owned subsidiary of the Company. Of the Ten million newly-issued shares Alchemist Holding LLC received 7,500,000 Common Class B Stock of the Sharing Services, Inc.

NOTE 8 – INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

		April 30, 2017	April 30, 2016

Net loss before income taxes per financial statements	$	$ (75,728)	$ (25,407)
Income tax rate		34%	34%
Income tax recovery		(25,748)	(8,638)
Non-deductible		--	--
Valuation allowance change		25,748	8,638

Provision for income taxes		$ --	$ --

The significant component of deferred income tax assets at April 30, 2017 and April 30, 2016, is as follows:

	April 30, 2017	April 30, 2016
Net operating loss carry-forward	$ 35,113	$ 9,365
Valuation allowance	(35,113)	(9,365)

Net deferred income tax asset	$ --	$ --

The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations.  The Company has chosen to provide a full valuation allowance against all available income tax loss carry forwards. The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change and which cause a change in management's judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

As of April 30, 2017 and April 30, 2016 the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the year ended April 30, 2017 and April 30, 2016 and no interest or penalties have been accrued as of April 30, 2017 and April 30, 2016. As of April 30, 2017 and April 30, 2016, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2015 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

Due to a subsequent change in control, certain losses may not be available for carryforward under Section 382 of the Internal Revenue Code.

NOTE 9 – SUBSEQUENT EVENTS

On May 18, 2017, Sharing Services, Inc. (the “Company”) closed a financing transaction whereby the Company borrowed the sum of Sixty-Three Thousand dollars ($63,000.00) from an accredited investor, Power Up Lending Group Ltd. (the “Lender”).  The transaction involved (i) the issuance by the Company in favor of the Lender of a Convertible Promissory Note (the “Note”) in the principal amount of $63,000.00 and (ii) the entering into of a Securities Purchase Agreement by the Company and the Lender (the “SPA”).  The Note accrues interest at the rate of Twelve percent (12%) per annum with the principal amount and all accrued interest being due and payable on February 20, 2018.  At the option of the Lender, the Note is convertible into shares of the Company’s common stock at any time following 180 days from its issuance.  The conversion price shall represent at 39% discount to the

NOTE 9 – SUBSEQUENT EVENTS (continued)

average of the lowest two trading prices for the Common Stock of the Company during the fifteen trading day period ending on the latest complete trade prior to the conversion date.

On May 21, 2017, Sharing Services, Inc. (the “Company”) entered into and closed a transaction whereby the Company is acquiring a Forty-eight percent (48%) interest in 212 Technologies, LLC, a Montana limited liability company (“212 Tech”). Initially, the Company will acquire a Twenty-four percent (24%) interest in exchange for 5,628,750 shares of the Company’s Series A Preferred Stock and cash in the amount of $100,000.  The Stakeholder and Investment Agreement dated May 21, 2017 (the “Agreement”) also provides for (i) the acquisition by the Company of the remaining Twenty-four percent (24%) interest in 212 Tech at a future date in exchange for an additional 10,000,000 shares of the Company’s Series A Preferred Stock, when certain conditions are met; and (ii) the grant by 212 Tech to the Company of a non-exclusive, non-royalty bearing, perpetual, worldwide license of all of the Intellectual Property Rights developed and held by 212 Tech.

On May 23, 2017, Sharing Services, Inc., entered into a Share Exchange Agreement (the “Agreement”) with Total Travel Media, Inc., a Nevada corporation (“TTM”).  On May 23, 2017, there was a Closing of the transaction (the “Closing Date”).  Pursuant to the terms of the Agreement, the Company acquired all of the shares of capital stock of TTM from the holders of such stock (the “Equity-Holders”), in exchange for the issuance of Ten Million (10,000,000) newly-issued shares of the Company’s Common Class B Stock, par value $0.0001 per share (the “Common Class B Stock”) and (ii) Ten Million (10,000,000) newly-issued shares of the Company’s Series B Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”).  Following the Closing Date, TTM will operate as a wholly-owned subsidiary of the Company.

On June 20, 2017, Sharing Services, Inc. (the “Company”) closed a financing transaction whereby the Company borrowed the sum of Thirty-eight Thousand dollars ($38,000.00) from an accredited investor, Power Up Lending Group Ltd. (the “Lender”).  The transaction involved (i) the issuance by the Company in favor of the Lender of a Convertible Promissory Note (the “Note”) in the principal amount of $38,000.00 and (ii) the entering into of a Securities Purchase Agreement by the Company and the Lender (the “SPA”).  The Note accrues interest at the rate of Twelve percent (12%) per annum with the principal amount and all accrued interest being due and payable on March 20, 2018.  At the option of the Lender, the Note is convertible into shares of the Company’s common stock at any time following 180 days from its issuance. The conversion price shall represent at 39% discount to the average of the lowest two trading prices for the Common Stock of the Company during the fifteen trading day period ending on the latest complete trade prior to the conversion date.

Subsequent to the period ending April 30, 2017 the Company had sold an additional 1,630,000 at $0.25 per share of the Series C Preferred Stock for net proceeds to the Company of $407,500.

On April 19, 2017, the Company entered into Agreement for Consulting Services to be in effect through such date as the tasks under the Agreement are completed with Keith Yarbrough (“Consultant”).  The Consultant agreed to provide advisory and consulting services in connection with the development of a network marketing plan for and the Company. For services to be performed by the Consultant during the term of this agreement the Company will compensate the Consultant in the form of 10,000 restricted shares of the Company’s Series C Preferred Stock. The Stock was issued on May 31, 2017.

On April 19, 2017, the Company entered into Agreement for Consulting Services to be in effect through such date as the tasks are completed under the Agreement are completed with Jim Tilmon (“Consultant”).  The Consultant agreed to provide advisory and consulting services in connection with the development of a network marketing plan for and the Company. For services to be performed by the Consultant during the term of this agreement the Company will compensate the Consultant in the form of 10,000 restricted shares of the Company’s Series C Preferred Stock. As of the date of the filing of this annual report the shares have not yet been issued.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

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

Management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was not effective as of April 30, 2017.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the audit of our financial statements as of April 30, 2017 and communicated the matters to our management.

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

ITEM 9B.  Other Information.

None

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance.

The names, addresses, ages and positions of our present sole officer and our directors are set forth below:

Name	Age	Position(s)
Jordan Brock	35	President, Chief Executive Officer and Director.
Frank A. Walters	68	Secretary, Treasurer, Principal Financial Officer and Director

Effective December 21, 2016, Natthapong Thipjaroey resigned as President, Principal Executive Officer, Secretary, Treasurer and Director of the Company.  Mr. Thipjaroey’s resignation was not the result of any disagreements with the Company regarding our operations, policies, practices or otherwise.  Concurrently, Jordan Brock was appointed President, Chief Executive Officer and a Director of the Company and Frank A. Walters was appointed Secretary, Treasurer, Principal Financial Officer and a Director of the Company.

Jordan Brock – President Chief Executive Officer and Director

Jordan Brock, age 35, is a graduate of Abilene Christian University with a BA in Business Management and of Oklahoma Christian University with an MBA in eCommerce.  From 2011 to present, Mr. Brock has been Vice President of Business Development with GoodThink, Inc., a leading Positive Psychology corporate consulting firm based in Dallas, Texas, where he is responsible for strategic direction and business initiatives.

Frank A. Walters - Secretary, Treasurer, Principal Financial Officer and Director

Frank A. Walters, age 68, has more than 30 years experience as a CFO and COO in manufacturing, distribution, direct selling, management consulting, staffing and financial services companies.  Mr. Walters is a graduate of Illinois State University and is a licensed Certified Public Account. From March 2012 to present, Mr. Walters has served as Chief Financial Officer of Columbia Advisory Group, a Dallas, Texas based Information Technology (IT) consulting firm.  From 2006 to 2010, Mr. Walters served as Chief Financial Officer of Worldventures, a Plano, Texas based direct selling travel club.  From 1999 to 2012, Mr. Walters served as President of Kestral Financial, a Los Angeles, California based firm, which provided CFO and operational support for startup and emerging growth companies.

The Company believes that Messrs. Brock and Walters respective educational backgrounds and business and operational experiences give them the qualifications and skills to serve as Directors and in their respective officer positions.

Significant Employees

The Company does not, at present, have any employees other than the current officers and directors. We have not entered into any employment agreements, as we currently do not have any employees other than the current officers and directors

Family Relations

There are no family relationships among the Directors and Officers of Sharing Services, Inc.

Involvement in Legal Proceedings

No executive Officer or Director of the Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding that is currently pending.

No executive Officer or Director of the Company is the subject of any pending legal proceedings.

No Executive Officer or Director of the Company is involved in any bankruptcy petition by or against any business in which they are a general partner or executive officer at this time or within two years of any involvement as a general partner, executive officer, or Director of any business.

ITEM 11.  Executive Compensation.

Our current executive officers and directors have not and do not receive any compensation and have not received any restricted shares awards, options or any other payouts. As such, we have not included a Summary Compensation Table.

There are no current employment agreements between the Company and its executive officers and directors. Our executive officers and directors have agreed to work without remuneration until such time as we receive revenues that are sufficiently necessary to provide proper salaries to the officers and compensate the directors for participation. Our executive officers and directors have the responsibility of determining the timing of remuneration programs for key personnel based upon such factors as positive cash flow, shares sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balances.  At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by Company.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of April 30, 2017.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Jordan Brock	-	-	-	-	-	-	-	-	-
Frank A. Walters	-	-	-	-	-	-	-	-	-

There were no grants of stock options since inception to the date of this Form 10-K.

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

The Board of Directors of the Company has not adopted a stock option plan. The Company has no plans to adopt it but may choose to do so in the future. If such a plan is adopted, this may be administered by the board or a committee appointed by the board (the “Committee”). The Committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. Shared Services, Inc. may develop an incentive based stock option plan for its officers and directors and may reserve up to 10% of its outstanding shares of common stock for that purpose.

Stock Awards Plan

The Company has not adopted a Stock Awards Plan, but may do so in the future. The terms of any such plan have not been determined.

Director Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the period from inception (April 24, 2015) through April 30, 2017.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Natthapong Thipjaroey	-	-	-	-	-	-	-
Jordan Brock	-	-	-	-	-	-	-
Frank A. Walters	-	-	-	-	-	-	-

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of the date of this Form 10-K, the total number of shares owned beneficially by our officers and directors, and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. Each stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

Title of Class	Name and Address Beneficial Owner [1]	Amount and Nature of Beneficial Owner [2]	Percent of Class [3]

Common Class A Stock	Foshan City Shunde District Cheering Garden Tools Co., Ltd., No. 83 Hongqi Mid-Rd., Ronggui Town, Shunde District, Foshan City, Guangdong Province, China	30,020,000	56.259%

	All Officers and Directors as a Group - 2	0	0%

Common Class B Stock [4]	Alchemist Holdings, Inc. 1415 Legacy Drive Suite 310 Frisco, TX 75034	7,500,000	75.0%

	Bear Bull Market Dividends, Inc. 600 Anton Blvd. 17th Floor Costa Mesa, CA 92626	2,500,000	25.0%

	All Officers and Directors as a Group – 2	-0-	0%

Series A Preferred Stock [5]	212 Technologies, LLC 2120 S. Reserve #364 Missoula, MT 59801	5,628,750	84.9%

	Keith and Katie Yarbrough 2470 State Highway 276 Suite 100-43 Rockwell, TX 75052	1,000,000	15.1%

	All Officers and Directors as a Group - 2	-0-	0%

Series B Preferred Stock [6]	Alchemist Holdings, Inc. 1415 Legacy Drive Suite 310 Frisco, TX 75034	7,500,000	75.0%

	Bear Bull Market Dividends, Inc. 600 Anton Blvd. 17th Floor Costa Mesa, CA 92626	2,500,000	25.0%

	All Officers and Directors as a Group – 2	-0-	0%

Series C Preferred Stock [7]	Daryl Purchase 1261 52nd Avenue St. Petersburg, FL 33703	160,000	8.7%

	All Officers and Directors as a Group - 2

[1]

The person named above may be deemed to be a “parent” and “promoter” of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct and indirect stock holdings.

[2]

Beneficial ownership is determined in accordance with the Rule 13d-3(d)(1) of the Exchange Act, as amended and generally includes voting or investment power with respect to securities. Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group and includes shares that could be obtained by the named individual within the next 60 days.

[3]

Based upon the number of issued and outstanding shares of the various classes:  Common Class A:  53,360,000

                                                                                                                                 Common Class B:  10,000,000

                                                                                                                                 Series A Preferred:   6,694,540

                                                                                                                                 Series B Preferred: 10,000,000

                                                                                                                                 Series C Preferred:   1,780,000

[4]	Each share of Class B Common Stock shall be convertible at any time into one share of Common Stock at the option of the holder.
[5]

For a period of ten (10) years from the date of issuance of shares of Series A Preferred Stock, the holders may elect to convert each share of Series A Preferred Stock into one share of the Company’s Common Stock.

[6]

For a period of ten (10) years from the date of issuance of shares of Series B Preferred Stock, the holders may elect to convert each share of Series B Preferred Stock into ten shares of the Company’s Common Stock.

[7]

For a period of ten (10) years from the date of issuance of shares of Series C Preferred Stock, the holders may elect to convert each share of Series C Preferred Stock into one share of the Company’s Common Stock.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence.

Currently, there are no contemplated transactions that the Company may enter into with our officers, directors or affiliates. If any such transactions are contemplated we will file such disclosure in a timely manner with the Commission on the proper form making such transaction available for the public to view.

The Company has no formal written employment agreement or other contracts with our current officers and directors and there is no assurance that the services to be provided by her will be available for any specific length of time in the future. The amounts of compensation and other terms of any full time employment arrangements would be determined, if and when, such arrangements become necessary.

ITEM 14.  Principal Accounting Fees and Services.

During the fiscal year ended April 30, 2017 we incurred approximately $10,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of financial statements for the fiscal year ended April 30, 2017.

During the fiscal year ended April 30, 2016 we incurred approximately $8,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended April 30, 2016.year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees.

PART IV

ITEM 15.  Exhibits, Financial Statement Schedules.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit No.	Description
3.1	Articles of Incorporation [1]
3.2	By-Laws Inc. [2]
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934 [3]
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 [3]
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [3]
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [3]

[1] Incorporated by reference from the Company’s S-1 filed with the Commission on June 29, 2015.

[2] Incorporated by reference from the Company’s S-1 filed with the Commission on June 29, 2015.

[3] Included herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHARING SERVICES, INC,
(Registrant)
Dated: September 11, 2017	/s/ Jordan Brock
Jordan Brock
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Dated: September 11, 2017	/s/ Frank A. Walters
Frank A. Walters
Secretary, Chief Financial Officer, and Director (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 11, 2017	/s/ Jordan Brock
Jordan Brock
President, Chief Executive Officer, and Director
(Principal Executive Officer Officer)

Dated: September 11, 2017	/s/ Frank A. Walters
Frank A. Walters
Secretary, Chief Financial Officer, and Director (Principal Financial Officer and Principal Accounting Officer)