Form 10-Q
period 2017-07-31
Sharing Services, Inc.
filed 2017-09-19
CIK 1644488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM  10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

Commission File Number 333-205310

SHARING SERVICES, INC.

(Exact name of registrant as specified in its charter)

Nevada	30-0869786
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

930 S. 4th Street, Suite 150, Las Vegas, NV 89101

(Address of principal executive offices)(Zip Code)

(714) 203-6717

(Registrant’s telephone number, including area code)

                                                           N/A

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 18, 2017, there were 63,360,000 shares of common stock issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SHARING SERVICES, INC.

Index to the Unaudited Interim Consolidated Financial Statements

For the Period from May 5, 2017 (Inception) to July 31, 2017

Page

Balance sheet as of July 31, 2017	5

Statement of operations for the period of May 5, 2017 to July 31, 2017	6

Statement of stockholders’ deficit for the period of May 5, 2017 to July 31, 2017	7

Statements of cash flows for the period of May 5, 2017 to July 31, 2017	8

Notes to the unaudited financial statements	9-19

SHARING SERVICES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(Unaudited)

July 31,
2017
ASSETS
Current Assets
Cash and cash equivalents	$73,817
Prepaid expenses	1,125
Total Current Assets	74,942

Property and equipment, net	3,662
Investment	1,432,188
TOTAL ASSETS	$1,510,792

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$11,748
Accrued interest - related parties	629
Due to related parties	5,648
Convertible notes payable, net of unamortized debt discount of $78,030	22,970
Notes payable	35,000
Notes payable - related parties	16,500
Derivative liabilities	150,353
Total Current Liabilities	242,848

TOTAL LIABILITIES	242,848

Stockholders' Equity
Preferred stock, $0.0001 par value, 200,000,000 shares authorized:
Series A convertible preferred stock, $0.0001 par value, 100,000,000 shares designated; 6,694,540 shares issued and outstanding	669
Series B convertible preferred stock, $0.0001 par value, 10,000,000 shares designated; 10,000,000 shares issued and outstanding	1,000
Series C convertible preferred stock, $0.0001 par value, 10,000,000 shares designated; 1,060,000 shares issued and outstanding	106
Common Stock, $0.0001 par value, 500,000,000 million Class A shares authorized, 53,360,000 shares issued and outstanding as of July 31, 2017; 10,000,000 Class B authorized, 10,000,000 shares issued and outstanding as of July 31, 2017	6,336
Additional paid in capital	1,749,659
Accumulated deficit	(640,826)
Shares subscribed	151,000
Total Stockholders' Equity	1,267,944
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,510,792

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHARING SERVICES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

Date of Inception
(May 5, 2017) to
July 31,
2017

Revenues	$-

Operating Expenses
General and administration	27,812
Marketing expenses	288,417
Stock based compensation	266,448
Professional fees	9,536
Total operating expenses	592,213

Operating loss	(592,213)

Other income (expense)
Interest expense	(26,609)
Change in fair value of derivative liability	(22,004)
Total other expense	(48,613)

Net loss	$(640,826)

Basic and dilutive loss per common share	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	52,218,182

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHARING SERVICES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM INCEPTION (MAY 5, 2017) TO JULY 31, 2017

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Class A and Class B Common Stock		Additional
	Number of		Number of		Number of		Number of		Paid In	Shares	Accumulated
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Subscribed	Deficit	Total

Balance - May 5, 2017 (Inception)	-	$-	-	$-	-	$-	-	$-	$-	$-	$-	$-

Issuance of Series B preferred stock and Class B Common Stock for intangible assets with no value		-	10,000,000	1,000		-	10,000,000	1,000	(2,000)	-	-	-
Reverse acquisition adjustment	-	-	-	-	-	-	53,360,000	5,336	(186,202)	82,500	-	(98,366)
Preferred shares issued for equity investment	5,628,750	563	-	-	-	-	-	-	1,406,625	-	-	1,407,188
Preferred shares issued to consultants for services	1,065,790	106		-	-	-	-	-	266,342	-	-	266,448
Preferred shares issued at $0.25 per share	-	-	-	-	1,060,000	106	-	-	264,894		-	265,000
Preferred share subscriptions received	-	-	-	-	-	-	-	-	-	68,500	-	68,500
Net loss	-	-	-	-	-	-	-	-	-	-	(640,826)	(640,826)
Balance - July 31, 2017	6,694,540	$669	10,000,000	$1,000	1,060,000	$106	63,360,000	$6,336	$1,749,659	$151,000	$(640,826)	$1,267,944

The accompanying notes are an integral part of these consolidated unaudited financial statements.

SHARING SERVICES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

Date of Inception
(May 5, 2017) to
July 31,
2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(640,826)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	200
Stock-based compensation	266,448
Amortization of debt discount and debt issue cost	22,970
Change in fair value of derivative	22,004
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	5,568
Increase in accrued interest, related parties	499
Net Cash Used in Operating Activities	(323,137)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash from acquisition	57,605
Equity Investment	(15,000)
Net Cash Provided by Investing Activities	42,605

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable	35,000
Proceeds from issuance of Series C Convertible preferred stock	333,500
Repayment of promissory notes payable	(15,000)
Proceeds from related parties	849
Net Cash Provided By Financing Activities	354,349

Increase in cash and cash equivalents	73,817
Cash and cash equivalents, beginning of period	-
Cash and cash equivalents, end of period	$73,817

Supplemental cash flow information
Cash paid for interest	$-
Cash paid for taxes	$-

Supplemented disclosure of non-cash investing and financing activities
Series A convertible preferred stock issued for investment	$1,407,188
Derivative liability recognized as debt discount	$61,843
Class B common stock and Series B convertible preferred stock issued for intangible assets	$2,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHARING SERVICES, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Sharing Services, Inc. (“Sharing Services”, “we”, “us”, or the “Company”) was incorporated in the State of Nevada. The Company’s wholly owned subsidiary, Total Travel Media, Inc. (“Total Travel Media”, or “TTM”), was incorporated on May 5, 2017 in the State of Nevada. The fiscal year end is April 30.  The Company acquired Total Travel Media on May 23, 2017.  While Total Travel Media is a wholly owned subsidiary of the Company, for financial accounting purposes the transaction has been treated as a reverse acquisition (reference is made to the paragraph below entitled “Recapitalization”).

The Company was originally formed to launch a taxi sharing website and application. Beginning on February 1, 2017 the Company changed its business model and is now a travel and technology management company. Sharing Services is a direct-selling model with a subscription-based vacation portal.

Share Exchange and Reorganization

On May 23, 2017, Sharing Services, Inc., entered into a Share Exchange Agreement (the “Agreement”) with Total Travel Media, Inc. On May 23, 2017, there was a Closing of the transaction (the “Closing Date”).  Pursuant to the terms of the Agreement, the Company acquired all of the shares of capital stock of TTM from the holders of such stock (the “Equity-Holders”), in exchange for the issuance of Ten Million (10,000,000) newly-issued shares of the Company’s Common Class B Stock, par value $0.0001 per share and (ii) Ten Million (10,000,000) newly-issued shares of the Company’s Series B Preferred Stock, par value $0.0001 per share.  Following the Closing Date, TTM will operate as a wholly-owned subsidiary of the Company.

Recapitalization

For financial accounting purposes, this transaction was treated as a reverse acquisition by Total Travel Media, and resulted in a recapitalization with Total Travel Media being the accounting acquirer and Sharing Services as the acquired company. The consummation of this reverse acquisition resulted in a change of control. Accordingly, the historical financial statements prior to the acquisition are those of the accounting acquirer, Total Travel Media, and have been prepared to give retroactive effect to the reverse acquisition completed on May 23, 2017, and represent the operations of Total Travel Media. The consolidated financial statements after the acquisition date, May 23, 2017, include the balance sheets of both companies at historical cost, the historical results of Total Travel Media and the results of the Company from the acquisition date. All share and per share information in the accompanying consolidated financial statements and footnotes has been retroactively restated to reflect the recapitalization.

Going concern

These financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. To date the Company has generated no revenues from its business operations and has an accumulated deficit of $640,826. As of July 31, 2017, the Company had a working capital deficit of $167,906. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements, promissory notes, convertible promissory notes and advances from related parties as may be required.

These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and (iii) the reported amount of net revenues and expenses recognized during the periods presented. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, actual results could differ from these estimates.

In managements’ opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Use of Estimates and Assumptions

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include assumptions about the valuation and recognition of stock-based compensation expense, the valuation and recognition of derivative liability, valuation allowance for deferred tax assets and useful life of fixed assets.

Principles of Consolidation

For July 31, 2017, the unaudited consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiary, Total Travel Media, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and cash equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less.  As of July 31, 2017, the Company had cash and cash equivalents of $73,817.

Fair value measurements

Fair value is defined as the price that the Company would receive to sell an investment or pay to transfer a liability in a timely transaction with an independent counter-party in the principal market or in the absence of a principal market, the most advantageous market for the investment or liability. A three-tier hierarchy is established to distinguish between (1) inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing an asset or liability developed based on the best information available in the circumstances (unobservable inputs); and establishes a classification of fair value measurements for disclosure purposes.

The hierarchy is summarized in the three broad levels listed below:

Level 1	-	quoted prices in active markets for identical assets and liabilities
Level 2	-	other significant observable inputs (including quoted prices for similar assets and liabilities, interest rates, credit risk, etc.)
Level 3	-	significant unobservable inputs (including the Company’s own assumptions in determining the fair value of assets and liabilities).

In accordance with Accounting Standards Codification (“ASC”) 815, the Company’s debt derivative liabilities are measured at fair value on a recurring basis, and are level 3 measurements in the three-tier fair value hierarchy.

There were no transfers between the levels of the fair value hierarchy during the period of inception (May 5, 2017) to July 31, 2017.

Fair value of financial instruments

The Company’s financial instruments consist primarily of cash, accounts payable and accrued expenses, and debt. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

The following table summarizes fair value measurements by level at July 31, 2017 measured at fair value on a recurring basis:

July 31, 2017	Level 1	Level 2	Level 3	Total
Promissory Note – Issued May 15, 2017	$-	$-	$93,285	$93,285
Promissory Note – Issued June 20, 2017	-	-	57,068	57,068
Total liabilities	$-	$-	$150,353	$150,353

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions (see Note 8).

Long-Lived Assets

Long-lived assets are evaluated for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted future cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value.

Property and Equipment

Property, plant and equipment is recorded at cost reduced by accumulated depreciation. Depreciation expense is recognized over the assets’ estimated useful lives using the straight-line method. Estimated useful lives of the equipment are as follows:

Office equipment -  5 years

Estimated useful lives are periodically reviewed and, when appropriate, changes are made prospectively. When certain events or changes in operating conditions occur, asset lives may be adjusted and an impairment assessment may be performed on the recoverability of the carrying amounts.

Share-Based Expense

ASC 718, “Compensation - Stock Compensation,” prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity - Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Share-based expense totaled $266,448 for the period from inception (May 5, 2017) to July 31, 2017.

Advertising Costs

The Company follows ASC 720, “Advertising Costs,” and expenses costs as incurred.  Advertising and marketing expense totaled $288,417 for the period from inception (May 5, 2017) to July 31, 2017.

Income Taxes

The Company utilizes the asset and liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carry-forwards and for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that the value of such assets will be realized.

The Company uses the two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At July 31, 2017, the Company did not record any liabilities for uncertain tax positions.

Basic and Diluted Net Loss per Common Share

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. The weighted average number of shares is calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants, and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. There were convertible notes and accrued interest for approximately $103,000 and 17,754,540 convertible preferred shares issued by the Company during the period ended July 31, 2017. Potential dilutive instruments as at July 31, 2017, consisted of the following common share equivalents:

July 31, 2017
Convertible notes	243,284
Convertible preferred shares	17,754,540
17,997,824

Diluted loss per share is the same as basic loss per share during periods where net losses are incurred since the inclusion of the potential common stock equivalents would be anti-dilutive as a result of the net loss.

Convertible notes

Convertible notes are regarded as compound instruments, consisting of a liability component and an equity component. The component parts of compound instruments are classified separately as financial liabilities and equity in accordance with the substance of the contractual arrangement. At the date of issue, the fair value of the liability component is estimated using the prevailing market interest rate for a similar non-convertible instrument. This amount is recorded as a liability on an amortized cost basis until extinguished upon conversion or at the instrument’s maturity date. The equity component is determined by deducting the amount of the liability component from the fair value of the compound instrument as a whole. This is recognized as additional paid-in capital and included in equity, net of income tax effects, and is not subsequently remeasured. After initial measurement, they are carried at amortized cost using the effective interest method.

Recently Issued Accounting Standards

In February 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” The amendments clarify that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. The amendments also define the term in substance nonfinancial asset. The amendments clarify that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. For example, a parent may transfer control of nonfinancial assets by transferring ownership interests in a consolidated subsidiary. A contract that includes the transfer of ownership interests in one or more consolidated subsidiaries is within the scope of Subtopic 610-20 if substantially all of the fair value of the assets that are promised to the counterparty in a contract is concentrated in nonfinancial assets. The amendments clarify that an entity should identify each distinct nonfinancial asset or in substance nonfinancial asset promised to a counterparty and derecognize each asset when a counterparty obtains control of it. Effective at the same time as the amendments in Update 2014-09, Revenue from Contracts with Customers (Topic 606). Therefore, public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the amendments in this Update to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the amendments in this Update to annual reporting periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. All other entities may apply the guidance earlier as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance earlier as of annual reporting periods beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance. An entity is required to apply the amendments in this Update at the same time that it applies the amendments in Update 2014-09. The Company is currently evaluating the potential impact this standard may have on its financial position and results of operations.

In January 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” These amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Effective for public business entities that are a SEC filers for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. ASU 2017-04 should be adopted on a prospective basis. The Company does not anticipate the adoption of ASU 2017-04 will have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This new standard will be effective for the Company on January 1, 2018, however, early adoption is permitted with prospective application to any business development transaction.

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at July 31, 2017:

July 31,
2017
Office equipment	$3,995
Accumulated depreciation	(333)
Property and equipment, net	$3,662

NOTE 4 – INVESTMENT

On May 21, 2017, the Company entered into a transaction whereby the Company will acquire a Forty-eight percent (48%) interest in 212 Technologies, LLC, a Montana limited liability company (“212 Tech”), in exchange for 15,628,750 shares of the Company’s Series A Convertible Preferred Stock and cash in the amount of $100,000.  212 Technologies, LLC is a developer of end-to-end online marketing and direct sales software systems. Initially, the Company will acquire a Twenty-four percent (24%) interest in exchange for 5,628,750 shares of the Company’s Series A Convertible Preferred Stock and cash. The Stakeholder and Investment Agreement dated May 21, 2017 also provides for the acquisition by the Company of the remaining twenty-four percent (24%) interest in 212 Tech at a future date in exchange for an additional 10,000,000 shares of the Company’s Series A Preferred Stock, when the following milestones have been reached: (i) One year has passed from the original MOU; and (ii) the price per share of the Company’s common stock is quoted at $10.00 or more. The Company, in exchange, received a non-exclusive, non-royalty bearing, perpetual, worldwide license of all of the Intellectual Property Rights developed and held by 212 Tech.

During the period ended July 31, 2017, the Company acquired a 24% interest in 212 Tech by paying $25,000 in cash and issuing 5,628,750 shares of Series A Convertible Preferred Stock, with a deemed value of $0.25 pure share or $1,407,188.  As a result, we recorded $1,432,188 as an investment at cost.

NOTE 5 - NOTES PAYABLE

Notes Payable consisted of the following at July 31, 2017:

	July 31, 2017	Interest Rate	Maturity
Dated – March 20, 2017	$10,000	12%	March 18, 2018
Dated – May 4, 2017	10,000	12%	May 3, 2018
Dated – May 11, 2017	15,000	12%	May 10, 2017
Total notes payable	35,000
Less: current portion of notes payable	35,000
Long-term notes payable	$-

As of July 31, 2017, the Company accrued interest on these notes of $3,278 and recorded interest expense of $3,278 in interest expense for the period from inception (May 5, 2017) to July 31, 2017.

NOTE 6 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following at July 31, 2017:

July 31, 2017
Dated – May 15, 2017	$63,000
Dated – June 20, 2017	38,000
Total convertible notes payable	101,000
Less: debt discount and deferred financing fees	(78,030)
22,970
Less: current portion of convertible notes payable	22,970
Long-term convertible notes payable	$-

The Company recognized amortization expense related to the debt discount and deferred financing fees of $22,970 for the period of inception (May 5, 2017) to July 31, 2017, which are included in interest expense in the consolidated statements of operations.  The Company also recorded an interest of $2,140 on the convertible notes payables, during the period from inception (May 5, 2017) to July 31, 2017.

Promissory Notes – Issued in Fiscal year 2017

During the period of inception (May 5, 2017) to July 31, 2017, the Company issued a total of $101,000 notes with the following terms:

--	Terms of 9 months

--	Annual interest rates of 12%

--	Convertible at the option of the holders at issuance.

--	Conversion prices are typically based on the discounted (39% discount) lowest two (2) trading prices of the Company’s common shares during the fifteen (15) trading day period prior to conversion.

The notes allow the Company to redeem the notes at rates ranging from 110% to 135% depending on the redemption date provided that no redemption is allowed after the 180th day.  The Company received net cash of $95,000 on the convertible notes and recognized $6,000 as deferred financing fee, which is being amortized over the term of the convertible notes.

The Company determined that the conversion feature met the definition of a liability in accordance with ASC Topic No. 815 - 40, “Derivatives and Hedging - Contracts in Entity's Own Stock,” and therefore bifurcated the embedded conversion option once the note becomes convertible and accounted for it as a derivative liability. The fair value of the conversion feature was recorded as a debt discount and amortized to interest expense over the term of the note.

The Company valued the conversion feature using the Black Scholes valuation model.  The fair value of the derivative liability for all the notes amounted to $156,843. $95,000 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $61,843 was recognized as a “day 1” derivative loss.

NOTE 7 -  DERIVATIVE LIABILITIES

The Company analyzed the conversion option for derivative accounting consideration under ASC 815, “Derivatives and Hedging,” and determined that the instrument should be classified as a liability since the conversion option becomes effective at issuance resulting in there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of July 31, 2017. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note and warrants is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used for the period ended July 31, 2017:

Date of Inception (May 5, 2017) to
July 31, 2017
Expected term	0.56 - 0.64 years
Expected average volatility	323% - 325%
Expected dividend yield	-
Risk-free interest rate	1.07% - 1.18%

The following table summarizes the derivative liabilities included in the balance sheet at July 31, 2017:

Fair Value Measurements Using Significant Observable Inputs (Level 3)
Balance – May 5, 2017	$-
Addition of new derivatives recognized as debt discounts	95,000
Addition of new derivatives recognized as loss on derivatives	61,843
Gain on change in fair value of the derivative	(6,490)
Balance - July 31, 2017	$150,353

ASC 815 requires we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as other income or expense item. The following table summarizes the loss (gain) on derivative liability included in the income statement for the period of inception (May 5, 2017) to July 31, 2017.

Date of Inception
(May 5, 2017) to
July 31, 2017
Day one loss due to derivative liabilities on convertible notes payable	$156,843
Gain on change in fair value of the derivative liabilities	(6,490)
Loss on change in the fair value of derivative liabilities	$150,353

NOTE 8 -  RELATED PARTY CONSIDERATIONS

Alchemist Holdings, LLC

As part of the acquisition of Total Travel Media (see Note 1), Alchemist Holdings, LLC (“Alchemist”), received 7,500,000 shares of the Series B Convertible Preferred Stock (75% of the issued shares) and 7,500,000 shares of the Common Class B Stock (75% of the issued shares), respectively.

On March 15, 2017, the Company entered into a Consultancy and Marketing Agreement with Alchemist to provide marketing and consulting services, tools, websites, video production and event management services.  The Agreement shall remain in effect until the completion of the services. The Agreement may be terminated by the Company, without cause and without liability by giving 14 calendar days written notice of such termination to Alchemist. The Services to be provided are Social Alchemy- the development of Facebook algorithm for specific alchemy related to travel; Video Production- marketing, testimonial and mini alchemy videos for travel; Event Management – web development, video production, hotel negotiation and management, onsite A/V, video capture, ticket sale management and travel management; Marketing – marketing and consulting of all assets, websites, brochures, social networks and management of third party vendor contracts and relationships.  Total cost for these services are estimated to be $840,000 for twelve months from agreement date. The Company has paid $330,278, to the related party, pursuant to this agreement, during the three month ended July 31, 2017. Of this amount, $245,378 was paid post reverse acquisition and is included in the marketing expense in the accompanying financial statements. Subsequent to July 31, 2017, approximately $181,809 was paid for services.

Bear Bull Market Dividends, Inc.

As part of the acquisition of Total Travel Media (see Note 1), Bear Bull Market Dividends, Inc. (“Bear Bull”), received 2,500,000 shares of the Series B Convertible Preferred Stock (25% of the issued shares) and 2,500,000 shares of the Common Class B Stock (25% of the issued shares), respectively.

On April 7, 2017, the Company issued a Promissory Note to Bear Bull, for $16,500, due April 6, 2018. The Note carries an annual interest rate of 12%. As of July 31, 2017, the accrued interest on the note amounted to $499.

Other

During the period from May 5, 2017 to July 31, 2017, the Company paid to our CEO management fees of $8,900.

NOTE 9 - STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized 200,000,000 preferred shares with a par value of $0.0001 per share. The Board of Directors is authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

Series A Convertible Preferred Stock

The Company has authorized the issuance of one hundred million (100,000,000) shares of Series A Preferred Stock.  The Series A Preferred shares are senior in ranking to the Series C Preferred shares, but junior to the Series B Preferred shares.  The affirmative vote of the holders of Eighty-six percent (86%) of the issued and outstanding shares of Series A Preferred Stock shall be required for the Board of Directors to: (i) declare dividends upon shares of common stock unless the Series A Preferred shares are to receive the same dividend as the common shares, on an as converted basis; (ii) redeem the shares of Series A Preferred Stock at a price of $0.001 per share; (iii) authorize or issue additional or other capital stock that is junior or equal rank to the Series A Preferred shares with respect to the preferences as to distributions and payments upon the liquidation or dissolution and winding up of the Company; and (iv) amend, alter, change, or repeal any of the powers, designations, preferences, and rights of the Series A Preferred Stock.  Upon the dissolution, liquidation, or winding up of the Company, whether voluntary or involuntary, the holders of the Series A Preferred Stock shall receive out of the assets of the Company the sum of $0.001 per shares before any payment or distribution shall be made on the Common Stock, or any other class of capital stock of the Company ranking junior to the Series A Preferred Stock.  For a period of ten (10) years from the date of issuance of shares of Series A Preferred Stock, the holders may elect to convert each share of Series A Preferred Stock into one share of the Company’s Common Stock.  Each share of Series A Preferred Stock is entitled to one vote when voting as a class or together with shares of Common Stock.

On May 31, 2017, we issued 5,628,750 shares of Series A Convertible preferred stock to 212 Technologies, LLC, as part of an equity investment for 24% of 212 technologies, LLC. The shares were issued for a deemed value of $0.25 per share or $1,407,188 (see Note 4).

During the period ended July 31, 2017, we issued 1,065,790 shares of Series A Convertible preferred stock to consultants for a deemed value of $0.25 per share or $266,448.

As of July 31, 2017, 6,694,540 shares of series A Convertible Preferred Stock were issued and outstanding.

Series B Convertible Preferred Stock

The Company has authorized the issuance of ten million (10,000,000) series of Series B Preferred Stock.  The Series B Preferred shares are senior in ranking to the Series A and Series C Preferred shares.  The affirmative vote of the holders of Eighty-six percent (86%) of the issued and outstanding shares of Series B Preferred Stock shall be required for the Board of Directors to: (i) declare dividends upon shares of common stock unless the Series B Preferred shares are to receive the same dividend as the common shares, on an as converted basis; (ii) redeem the shares of Series B Preferred Stock at a price of $0.001 per share; (iii) authorize or issue additional or other capital stock that is senior, junior or equal rank to the Series B Preferred shares with respect to the preferences as to distributions and payments upon the liquidation or dissolution and winding up of the Company; and (iv) amend, alter, change, or repeal any of the powers, designations, preferences, and rights of the Series B Preferred Stock.  Upon the dissolution, liquidation, or winding up of the Company, whether voluntary or involuntary, the holders of the Series B Preferred Stock shall receive out of the assets of the Company the sum of $0.001 per shares before any payment or distribution shall be made on the Common Stock, or any other class of capital stock of the Company ranking junior to the Series B Preferred Stock.  For a period of ten (10) years from the date of issuance of shares of Series B Preferred Stock, the holders may elect to convert each share of Series B Preferred Stock into one share of the Company’s Common Stock.  Each share of Series B Preferred Stock is entitled to one vote when voting as a class and one thousand votes when voting together with shares of Common Stock.

On May 23, 2017, pursuant to the Share Exchange Agreement (See Note 1), the Company issued 10,000,000 shares of Series B convertible preferred stock to the stockholders of Total Travel Media in exchange for 10,000,000 shares of Total Travel Media’s common stock, representing 100% of its issued and outstanding common stock. As a result of the reverse acquisition accounting, these shares issued to the former Total Travel Media stockholders are treated as being outstanding from the date of issuance of the Total Travel Media shares.

As of July 31, 2017, 10,000,000 shares of series B Preferred Stock were issued and outstanding.

Series C Convertible Preferred Stock

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

During the period ended July 31, 2017, we issued 1,060,000 shares of Series C Convertible Preferred Stock for $0.25 per share, for proceeds of $265,000.

As of July 31, 2017, 1,060,000 shares of series C Preferred Stock were issued and outstanding.

Common Stock

The Company has authorized the issuance of Class A common stock and Class B common stock. We are authorized to issue 500,000,000 shares of Class A common stock and 10,000,000 shares of Class B common stock, each with a par value of $0.0001 per share. Holders of our Class A common stock and Class B common stock are entitled to dividends when, as and if, declared by our board of directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends.  The shares of each class of Common Stock shall be identical except that the holders of the Class B Common Stock shall be entitled to elect a majority of the Board of Directors and the holders of the Class A Common Stock shall elect the remainder of the directors.  Each share of Class B Common Stock shall be convertible at any time into one share of Common Stock at the option of the holder.  Class A common stock and Class B common stock are referred to as common stock throughout the notes to these financial statements, unless otherwise noted.

On May 23, 2017, pursuant to the Share Exchange Agreement (See Note 1), the Company issued 10,000,000 shares of Class B common stock to the stockholders of Total Travel Media in exchange for 10,000,000 shares of Total Travel Media’s common stock, representing 100% of its issued and outstanding common stock. As a result of the reverse acquisition accounting, these shares issued to the former Total Travel Media stockholders are treated as being outstanding from the date of issuance of the Total Travel Media shares.

As of July 31, 2017, there were 53,360,000 shares and 10,000,000 shares of Class A common stock and Class B common stock, respectively, issued and outstanding.

Shares Subscribed

As of July 31, 2017, the Company has received subscriptions for Series C Convertible Preferred Stock totaling $151,000.

NOTE 10 -  SUBSEQUENT EVENTS

Subsequent to July 31, 2017, the Company received $203,500 as share subscriptions for Series C Convertible Preferred Stock at $0.25 per share, and issued 720,000 shares of Series C Convertible Preferred Stock.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and associated notes appearing elsewhere in this Report on Form 10-Q. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by any forward-looking statements as a result of various factors, including the risks and uncertainties described under “Risk Factors.”, as set forth in our Annual Report on Form 10-K filed with the SEC on September 11, 2017.

Recapitalization.

Our acquisition of Total Travel Media, Inc., a Nevada corporation (“Total Travel”) discussed below was accounted for as a recapitalization of Total Travel since the shareholders of Total Travel obtained voting and managing control of our Company. Total Travel was the acquirer for financial reporting purposes and Sharing Services, Inc. was the acquired company. Consequently, the consolidated financial statements after completion of the acquisition include the assets and liabilities of both Sharing Services and Total Travel, the historical operations of Total Travel and their consolidated operations from the May 23, 2017 closing date of the acquisition. Total Travel retroactively applied its recapitalization for all periods presented in the accompanying consolidated financial statements.

Total Travel was incorporated in the State of Nevada on May 5, 2017. Total Travel was the surviving company and became a wholly owned subsidiary of Sharing Services. The financial statements reflected in this 10-Q as of July 31, 2017 represents the period May 5, 2017 (date of inception) to July 31, 2017.

The financial statements included in this report reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein.

Our History.

We were incorporated in Nevada on April 24, 2015 under the name Sharing Services, Inc. and were engaged in the development of a taxi sharing web application.  In early 2017, we proposed expanding our business model into that of a diversified travel holdings company specializing in ride sharing, mobile applications, Social Travel Alchemy, relationship marketing, group travel programs, brick-and-mortar travel agencies, and vacation funding. The adoption of the new business model was completed when, on May 23, 2017, we completed a reverse merger with Total Travel Media, pursuant to which the Company acquired all of the shares of capital stock of Total Travel Media from the holders of such stock, in exchange for the issuance of Ten Million (10,000,000) newly-issued shares of the Company’s Common Class B Stock, par value $0.0001 per share and (ii) Ten Million (10,000,000) newly-issued shares of the Company’s Series B Preferred Stock, par value $0.0001 per share. After the reverse merger, we continued Total Travel’s historical and proposed business.

Business Description

With the acquisition of Total Travel Media, Inc. on May 23, 2017, Sharing Services, Inc. (“Sharing Services”) completed the transition of its principal business operations from that of a taxi sharing web application to a travel and technology management Company utilizing a direct-selling model with a subscription-based vacation portal.

Sharing Services is a diversified travel holdings company specializing in ride sharing, mobile applications, 4.0 meta-search technologies, relationship marketing, group travel programs, and brick-and-mortar travel agencies. The Company’s direct-to-consumer online travel agent (OTA) platform delivers unprecedented access to many of today’s most popular travel destinations, and all with savings of up to 30% and 80% off published rates.

The objective of the Company is to scale revenues based on relationship marketing that are proven with the right travel related products and services. Sharing Services will launch a direct selling model with a subscription-based vacation portal accessing the new meta-search 4.0 technology.  Included in the subscription will be Vacation Financing options, Seminars on Vacation (called Vacationers) and below published fares with guaranteed lower rates than Expedia.

Metro-search is defined by a “search within a search”. Examples would be Kayak and Trivago, where consumers can search one time and access hundreds of websites. Sharing Services new meta-search 4.0 goes beyond Kayak and Trivago in two important ways: the fares searched (hotels) garner below published pricing and Sharing Services agents fulfill on the travel booked, rather that redirect the chosen result at Kayak for example, to the website the offer was made on. These two differentiators will help Sharing Services travel companies gain market share of travelers from around the world.  On February 1, 2017, the Company launched its (BETA) website.

During the period beginning May 1, 2017 through August 31, 2017, Sharing Services has focused on expanding the number of direct selling marketing entrepreneurs who, beginning October 1, 2017, will begin sharing the significant projects and services developed during the same time period. These include new websites and services which will be announced and introduced at an upcoming event in Dallas on September 29-30th.  These new changes will integrate the core of Sharing Services marketing campaigns, social alchemy. In July 2017, Sharing Services moved its Beta Facebook travel business page to become the official PathAways.com page, with over 2 million views to its over 100 videos.  In September 2017, Sharing Services, Inc. moved into new offices in Plano, Texas to accommodate our expected growth based upon the new service releases on September 29-30th.

Results of Operations for the Period of Inception (May 5, 2017) to July 31, 2017

As the Company was incorporated on May 5, 2017, we do not have historical operations to base current results on. The results related to the current operations do not include historical results of operations for Sharing Services prior to May 23, 2017 when we acquired Total Travel Media as noted above.

Overview

Since May 5, 2017 (inception) through July 31, 2017, the Company has no revenues and has net loss and accumulated losses of $640,826. For period ended July 31, 2017, we incurred operating expenses in the amount of $592,213 and other expense of $48,613 resulting in a net loss of $640,826.

July 31,
2017
Cash	$73,817
Total Assets	$1,510,792
Total Liabilities	$242,848
Stockholders’ Equity	$1,267,944

Operating Expenses and Loss from Operations

Date of Inception
(May 5, 2017) to
July 31,
2017
General and administration	$27,812
Marketing expenses	288,417
Stock based compensation	266,448
Professional fees	9,536
$592,213

Our loss from operations and operating expenses were $592,213, primarily from marketing expenses of $288,417 and share based compensation of $266,448. The marketing expenses were for payments made to a related party, who is a significant shareholder of the Company, pursuant to a consulting and marketing agreement dated March 15, 2017, to provide marketing and consulting services, tools, websites, video production and event management services.  Stock based compensation related to the issuance of 1,065,790 shares of Series A Convertible Preferred Stock, to consultants, at a deemed value of $0.25 share.

Other Expenses

Date of Inception
(May 5, 2017) to
July 31,
2017
Interest expense	$26,609
Change in fair value of derivative liability	22,004
$48,613

Interest expenses consisted of $22,970 for the amortization of the debt discount on convertible notes and $3,539 as interest on notes payable.  The change in fair value of derivative liability represents the day one derivate expense on inception of the convertible notes of $28,494 less a derivative revaluation gain at July 31, 2017 of $6,490.

Liquidity and Capital Resources

The following tables present selected financial information on our capital and cash flows as of and for the period ended July 31, 2017:

July 31,
2017
Current Assets	$74,942
Current Liabilities	242,848
Working Capital Deficiency	$(167,906)

Date of Inception
(May 5, 2017) to
July 31,
2017
Cash Flows used in Operating Activities	$(323,137)
Cash Flows provided by Investing Activities	42,605
Cash Flows provided by Financing Activities	354,349
Net Decrease in Cash During Period	$(73,817)

As of July 31, 2017, our working capital deficiency is primarily a result of current liabilities from a derivative of $150,353, convertible notes payable of $22,970, and notes payable totaling $51,500.  Our current assets consisted primarily of cash of $73,817.

Net cash used in operating activities during the period ended July 31, 2017 was $323,137, which consisted of a net loss of $640,826, reduced by net non-cash expenses of $311,622, and net change in operating assets and liabilities of $6,067.

Net cash provided by investing activities was the result of net cash retained in the merger with Total Travel Media of $57,605 and less $15,000 paid for an equity investment.

Net cash provided by financing activities was from proceeds on issuance of a convertible note for $35,000, proceeds from stock subscription and issuance of Series C Preferred Stock for $333,500, $849 proceeds from a related party, and less a repayment of $15,000 on a promissory note.

Capital Resources

We currently have limited cash resources on hand and our projected operating expenses and working capital needs exceed our income and cash resources. We do not have sufficient cash to carry out our operations over the next 12 months. As a result, capital raising has been and continues to be essential for our continued operations, ongoing sales and marketing efforts and further development of our business.

Off Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not have any undisclosed borrowings or debt, and we have not entered into any synthetic leases. We are, therefore, not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

Application of Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact on our business operations and any associated risks related to these policies are discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported or expected financial results.

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”). We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

The material estimates for our company are that of the stock-based compensation recorded for preferred stock issued, and the fair value of embedded conversion options that are convertible into a variable amount of shares, and the income tax valuation allowance recorded for deferred tax assets. The fair values of embedded conversion options are determined using the Black-Scholes option pricing model. We have no historical data on the accuracy of these estimates. The estimated sensitivity to change is related to the various variables of the Black-Scholes option pricing model stated below. The specific quantitative variables are included in the notes to the consolidated financial statements. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the expected life, dividend yield, expected volatility, and risk-free interest rate weighted-average assumptions used for conversion options. Expected volatility for 2017 was estimated using the average historical volatility of our common stock. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the grant date. The expected life of options is based on the life of the instrument on grant date.

Basis of Accounting and Going Concern

Our unaudited consolidated financial statements have been prepared on the accrual basis of accounting in conformity with GAAP. In addition, the accompanying unaudited consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We generated accumulated losses of $640,826 through July 31, 2017 and have insufficient working capital and cash flows to support operations. These factors raise substantial doubt about our ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

Stock-Based Compensation

ASC 718, “Compensation - Stock Compensation,” prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity - Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Share-based expense totaled $266,448 for the period of inception (May 5, 2017) to July 31, 2017.

Convertible Notes

Convertible notes are regarded as compound instruments, consisting of a liability component and an equity component. The component parts of compound instruments are classified separately as financial liabilities and equity in accordance with the substance of the contractual arrangement. At the date of issue, the fair value of the liability component is estimated using the prevailing market interest rate for a similar non-convertible instrument. This amount is recorded as a liability on an amortized cost basis until extinguished upon conversion or at the instrument’s maturity date. The equity component is determined by deducting the amount of the liability component from the fair value of the compound instrument as a whole. This is recognized as additional paid-in capital and included in equity, net of income tax effects, and is not subsequently remeasured. After initial measurement, they are carried at amortized cost using the effective interest method.

Derivative Financial Instruments

The fair value of an embedded conversion option that is convertible into a variable amount of shares and warrants that include price protection reset provision features are deemed to be “down-round protection” and, therefore, do not meet the scope exception for treatment as a derivative under ASC 815 “Derivatives and Hedging”, since “down-round protection” is not an input into the calculation of the fair value of the conversion option and warrants and cannot be considered “indexed to the Company’s own stock” which is a requirement for the scope exception as outlined under ASC 815.

The accounting treatment of derivative financial instruments requires that the Company record the embedded conversion option and warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

The Black-Scholes option valuation model was used to estimate the fair value of the conversion options. The model includes subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the most recent historical period of time, of other comparative securities, equal to the weighted average life of the options.

Conversion options are recorded as debt discount and are amortized as interest expense over the life of the underlying debt instrument.

Also, refer to Note 2 - Significant Accounting Policies and Note 7 - Derivative Liabilities in the unaudited consolidated financial statements that are included in this Report.

Recent accounting pronouncements

For discussion of recently issued accounting pronouncements, please see Note 2 to the unaudited consolidated financial statements included in this report.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended July 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not involved in any pending litigation or legal proceeding.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

Sales of unregistered securities by the Company during the period covered by this report were disclosed in our Current Reports on Form 8-K filed May 25, 2017 and May 30, 2017, respectively and as such, are not required to be furnished in this report.  In addition, the Company sold additional unregistered securities during the period covered by this report as follows:  (i) On June 21, 2017, the Company issued 560,000 restricted shares of its Series C Preferred Stock pursuant to an offering by means of a private placement memorandum; (ii) On June 21, 2017, the Company caused the issuance of 1,000,000 restricted shares of its Series A Preferred Stock pursuant to a Consulting Agreement with an unrelated party;  (iii) On July 10, 2017, the Company caused the issuance of 65,790 restricted shares of its Common Stock (Class A) pursuant to a Consulting Agreement with an unrelated party; and (iv) on July 21, 2017, the Company issued 330,000 restricted shares of its Series C Preferred Stock pursuant to an offering by means of a private placement memorandum.  Each of the aforementioned sales of securities were made in reliance upon the exemption offered under Section 4(2) of the Securities Act of 1933.  All funds raised were used for general operating expenses of the Company.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mining Safety Disclosures.

None

Item 5. Other Information.

None

Item 6. Exhibits.

The following exhibits are incorporated into this Form 10-Q Quarterly Report:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934 [1]
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 [1]
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [1]
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [1]
[1] Included herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHARING SERVICES, INC.

            (Registrant)

    Date: September 19, 2017

By: /s/ Jordan Brock

      Jordan Brock

      President and Director

      Principal and Executive Officer

    Date: September 19, 2017

By: /s/ Frank A. Walters

      Frank A. Walters

      Secretary Treasurer and Director

      Principal Financial Officer

      Principal Accounting Officer