Form 10-Q/A
period 2017-07-31
Sharing Services, Inc.
filed 2017-09-22
CIK 1644488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM  10-Q/A

(Amendment No. 1)

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

(Address of principal executive offices) (Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 18, 2017, there were 53,360,000 shares of common stock issued and outstanding.

Explanatory Note

The sole purpose of this Amendment No. 1 to Sharing Services, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2017, as filed with the Securities and Exchange Commission on September 19, 2017, in the form of a Form 10-Q/A (Amendment No. 1) is to furnish Exhibit 101 in accordance with Rule 405 of Regulation S-T.  Exhibit 101 provides the financial statements and related notes for the Form 10-Q formatted in (eXtensible Business Reporting Language).  No other changes have been made to the Form 10-Q.  This Amendment No. 1 does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-Q.

Item 1. Exhibits

EXHIBIT NO.	DESCRIPTION

31.1*	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Principal Financial and Accounting Officer pursuant to Rule 13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by Principal Financial and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Stockholders’ Deficit, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes.

* Filed as an exhibit to the original Form 10-Q for the quarterly period ended July 31, 2017, filed with the SEC on September 19, 2017.

**Attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                                            SHARING SERVICES, INC.

            (Registrant)

    Date: September 22, 2017

By: /s/ Jordan Brock

      Jordan Brock

      President and Director

      Principal Executive Officer

    Date: September 22, 2017

By: /s/ Frank A. Walters

      Frank A. Walters

      Secretary Treasurer and Director

      Principal Financial Officer

      Principal Accounting Officer

4