Form 10-Q
period 2017-10-31
Sharing Services, Inc.
filed 2017-12-27
CIK 1644488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (_)Yes   (X) No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court

(_)Yes (_) No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of December 21, 2017, there were 54,860,000 shares of common stock issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SHARING SERVICES, INC.

Index to the Unaudited Interim Consolidated Financial Statements

For the Period from May 5, 2017 (Inception) to October 31, 2017

SHARING SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Unaudited)

October 31,
2017
ASSETS
Current Assets
Cash and cash equivalents	$69,483
Prepaid expenses	8,875
Total Current Assets	78,358

Property and equipment, net	3,062
Investments	2,007,188
TOTAL ASSETS	$2,088,608

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$46,195
Accrued interest - related parties	1,128
Advance from customers	23,300
Due to related parties	5,648
Investment payable	75,000
Convertible notes payable, net of unamortized debt discount of $125,491	90,509
Notes payable	35,000
Notes payable - related parties	16,500
Derivative liabilities	1,362,940
Total Current Liabilities	1,656,220

TOTAL LIABILITIES	1,656,220

Stockholders' Equity
Preferred stock, $0.0001 par value, 200,000,000 shares authorized:
Series A convertible preferred stock, $0.0001 par value, 100,000,000 shares designated; 83,694,540 shares issued and outstanding	8,369
Series B convertible preferred stock, $0.0001 par value, 10,000,000 shares designated; 10,000,000 shares issued and outstanding	1,000
Series C convertible preferred stock, $0.0001 par value, 10,000,000 shares designated; 2,470,000 shares issued and outstanding	247
Common Stock, $0.0001 par value, 500,000,000 million Class A shares authorized, 54,860,000 shares issued and outstanding as of October 31, 2017; 10,000,000 Class B authorized, 10,000,000 shares issued and outstanding as of October 31, 2017	6,486
Additional paid in capital	3,636,668
Accumulated deficit	(3,377,383)
Stock subscription	157,001
Total Stockholders' Equity	432,388
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,088,608

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHARING SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months	Date of Inception
	Ended	(May 5, 2017) to
	October 31,	October 31,
	2017	2017

Revenues	$-	$-

Operating Expenses
General and administration	66,958	94,770
Marketing expenses	405,790	694,207
Stock based compensation	1,042,500	1,308,948
Professional	24,136	33,672
Total operating expenses	1,539,384	2,131,597

Operating loss	(1,539,384)	(2,131,597)

Other income (expense)
Interest expense	(96,586)	(123,195)
Change in fair value of derivative liability	(1,100,587)	(1,122,591)
Total other expense	(1,197,173)	(1,245,786)

Net loss	$(2,736,557)	$(3,377,383)

Basic and dilutive loss per common share	$(0.05)	$(0.07)

Weighted average number of common shares outstanding - basic and diluted	58,212,889	48,324,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHARING SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

Date of Inception
(May 5, 2017) to
October 31,
2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,377,383)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	800
Stock-based compensation	1,308,948
Amortization of debt discount and debt issue cost	90,509
Change in fair value of derivative	1,122,591
Changes in operating assets and liabilities:
Prepaid expenses	(7,750)
Accounts payable and accrued expenses	40,015
Accrued interest, related parties	998
Deferred revenue	23,300
Net Cash Used in Operating Activities	(797,972)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash from acquisition of subsidiaries	57,605
Equity Investment	(15,000)
Net Cash Provided by Investing Activities	42,605

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable	147,000
Proceeds from issuance of Series C Convertible preferred stock	692,001
Repayment of promissory notes payable	(15,000)
Proceeds from related parties	849
Net Cash Provided by Financing Activities	824,850

Increase in cash and cash equivalents	69,483
Cash and cash equivalents, beginning of period	-
Cash and cash equivalents, end of period	$69,483

Supplemental cash flow information
Cash paid for interest	$-
Cash paid for taxes	$-
Supplemented disclosure of non-cash investing and financing activities
Series A Convertible Preferred Stock issued for equity investments	$1,907,188
Derivative liability recognized as debt discount	$147,000
Class B Common Stock and Series B Convertible Preferred Stock issued for intangible assets	$2,000
Investment payable for equity investments	$75,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHARING SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Sharing Services, Inc. (“Sharing Services”, “we”, “us”, or the “Company”) was incorporated on April 24, 2014 in the State of Nevada. The Company’s wholly owned subsidiary, Total Travel Media, Inc. (“Total Travel Media”, or “TTM”), was incorporated on May 5, 2017 in the State of Nevada. The Company’s wholly-owned subsidiary, Four Oceans Holdings, Inc. (“Four Oceans”), was incorporated on September 22, 2017 in the State of Nevada. The fiscal year end is April 30.  The Company acquired Total Travel Media on May 23, 2017.  While Total Travel Media is a wholly owned subsidiary of the Company, for financial accounting purposes the transaction has been treated as a reverse acquisition (reference is made to the paragraph below entitled “Recapitalization”). The Company acquired Four Oceans from related parties and was treated as an acquisition under common control.  See NOTE 8 - RELATED PARTY CONSIDERATIONS

The Company was originally formed to launch a taxi sharing website and application. Beginning on February 1, 2017 the Company changed its business model and is now a travel and technology management company. Sharing Services is a direct-selling model with a subscription-based vacation portal.

Share Exchange and Acquisition – Four Oceans Holdings, Inc.

On September 29, 2017, Sharing Services, Inc., entered into a Share Exchange Agreement with Four Oceans Holdings, Inc., a Nevada corporation. Pursuant to the terms of the Agreement, the Company acquired all of the shares of capital stock of Four Oceans from the holders of such stock (the “Equity-Holders”), in exchange for the issuance of Seventy-five Million (75,000,000) newly-issued restricted shares of the Company’s Series A Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”).  Following the closing, Four Oceans operated as a wholly-owned subsidiary of the Company.

Four Oceans was controlled by Alchemist Holdings, LLC, a Company controlled by our Chairman, who received 50,000,000 Series A Preferred stock; Bear Bull Market Dividends, Inc., a Company that is a significant shareholder of Sharing Services, who received 20,000,000 Series A Preferred stock; and Research and Referral BZ received 5,000,000 shares. As a result of these share exchanges, Four Oceans became a 100% owned subsidiary of the Company. As these transactions are between entities under common control, the Company has reported the results of operations for the period in a manner similar to a pooling of interests and has consolidated financial results since the initial date in which the above companies were under common control. Assets and liabilities were combined on their carrying values and no recognition of goodwill was made. The Company has presented earnings per share based on the new parent company shares issued to the former shareholders of the Company.

Share Exchange and Reorganization – Total Travel Media, Inc.

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

Going concern

These financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. To date the Company has generated no revenues from its business operations and has an accumulated deficit of $3,377,383. As of October 31, 2017, the Company had a working capital deficit of $1,577,862. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company has initiated extensive direct sales and social media marketing which it expects to drive significant sales volume of the Company’s products, and services over the next several months. The Company expects to become profitable and not need additional outside funding once working capital needs have been met.  The acceptance of the Company’s marketing efforts are uncertain and therefore, the Company has plans to continue to fund its business by way of private placements, promissory notes, convertible promissory notes and advances from related parties as may be required.

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

Principles of Consolidation

For October 31, 2017, the unaudited consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries, Total Travel Media, Inc. and Four Oceans Holding, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and cash equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less.  As of October 31, 2017, the Company had cash and cash equivalents of $69,483

Fair value measurements

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

There were no transfers between the levels of the fair value hierarchy during the period of inception (May 5, 2017) to October 31, 2017.

Fair value of financial instruments

The Company’s financial instruments consist primarily of cash, accounts payable and accrued expenses, and debt. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

The following table summarizes fair value measurements by level at October 31, 2017 measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$1,362,940	$1,362,940

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

Share-based expense totaled $1,308,948 for the period from inception (May 5, 2017) to October 31, 2017.

Advertising Costs

The Company follows ASC 720, “Advertising Costs,” and expenses costs as incurred.  Advertising and marketing expense totaled $694,207 for the period from inception (May 5, 2017) to October 31, 2017.

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

The Company uses the two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At October 31, 2017, the Company did not record any liabilities for uncertain tax positions.

Basic and Diluted Net Loss per Common Share

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. The weighted average number of shares is calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants, and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. There were convertible notes and accrued interest for approximately $245,630 and 95,664,540 convertible preferred shares issued by the Company during the period ended October 31, 2017. Potential dilutive instruments as at October 31, 2017, consisted of the following common share equivalents:

October 31, 2017
Convertible notes	3,891,119
Convertible preferred shares	95,664,540
99,555,659

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

Recently Issued Accounting Standards

In September 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.” The amendments in ASU No. 2017-13 amends the early adoption date option for certain companies related to the adoption of ASU No. 2014-09 and ASU No. 2016-02. Both of the below entities may still adopt using the public company adoption guidance in the related ASUs, as amended. The effective date is the same as the effective date and transition requirements for the amendments for ASU 2014-09 and ASU 2016-02.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at October 31, 2017:

October 31,
2017
Office equipment	$3,995
Accumulated depreciation	(933)
Property and equipment, net	$3,062

NOTE 4 – EQUITY INVESTMENTS

212 Technologies, LLC

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

The Company acquired a 24% interest in 212 Tech by paying $25,000 in cash, leaving a payable of $75,000, and issuing 5,628,750 shares of Series A Convertible Preferred Stock, with a deemed value of $0.25 per share or $1,407,188.  As of October 31, 2017, we recorded $1,507,188 as an investment at cost.

561 LLC

The Company acquired a 25% interest in 561 LLC by issuing 2,500,000 shares of Series A Convertible Preferred Stock, with a deemed value of $0.25 per share or $625,000.    The shares are to be issued to the 561 Equity-holders as follows: 625,000 shares issued within 5 days of the of the closing date.  These shares are issued and outstanding at October 31, 2017.  625,000 Shares are to be issued on or before December 31, 2017; 625,000 Shares are to be issued on or before April 30, 2018; and 625,000 Shares are to be issued on or before August 31, 2018. As of October 31, 2017, we recorded $156,250 as an investment at cost for the first installment of 625,000 shares issued.

The 561 Equity-Holders shall be entitled to an additional Two Million Five Hundred Thousand (2,500,000) of shares of the Company’s restricted Series A Preferred Stock, $0.0001 par value per share, when both of the following conditions have been met: (a) Following the first year’s anniversary of the Closing Date and (b) the closing bid price of the Company’s common stock equals or exceeds $5.00 per share, as reported by OTC Markets, Inc. If these conditions are met, the Company shall cause the issuance of such shares within ten (10) calendar days of the satisfaction of such conditions.

The 561 Equity-Holders shall be entitled to an additional Two Million Five Hundred Thousand (2,500,000) of shares of the Company’s restricted Series A Preferred Stock, $0.0001 par value per share, when the following conditions have been met: The Company shall be the owner of record of no less than Forty percent (40%) of the member interests in each of (i) 561 and (ii) its affiliated company, America Approved Commercial, LLC. If these conditions are met, the Company shall cause the issuance of such shares within ten (10) calendar days of the satisfaction of such conditions.

America Approved Commercial LLC

The Company acquired a 25% interest in America Approved Commercial LLC by issuing 2,500,000 shares of Series A Convertible Preferred Stock, with a deemed value of $0.25 pure share or $625,000. The Company issued 625,000 shares during the period ended October 31, 2017. As of October 31, 2017, we recorded $156,250 as an investment at cost for the first installment of 625,000 shares issued.

The AAC Equity-Holders shall be entitled to an additional Two Million Five Hundred Thousand (2,500,000) of shares of the Company’s restricted Series A Preferred Stock, $0.0001 par value per share, when both of the following conditions have been met: (a) Following the first year’s anniversary of the Closing Date and (b) the closing bid price of the Company’s common stock equals or exceeds $5.00 per share, as reported by OTC Markets, Inc.  If these conditions are met, the Company shall cause the issuance of such shares within ten (10) calendar days of the satisfaction of such conditions.

The AAC Equity-Holders shall be entitled to another additional Two Million Five Hundred Thousand (2,500,000) of shares of the Company’s restricted Series A Preferred Stock, $0.0001 par value per share, when the following conditions have been met: The Company shall be the owner of record of no less than Forty percent (40%) of the member interests in each of (i) AAC and (ii) its affiliated company, 561, LLC.  If these conditions are met, the Company shall cause the issuance of such shares within ten (10) calendar days of the satisfaction of such conditions.

Medical Smart Care LLC

The Company acquired a 40% interest in Medical Smart Care LLC for 1,000,000 shares of Series A Convertible Preferred Stock, with a deem value of $0.25 pure share or $250,000.  The shares are to be issued to the Medical Smart Care Equity-holder as follows: 250,000 shares issued within 5 days of the of the closing date.  These shares wer issued in November with the mutual consent of the parties. 250,000 Shares are to be issued on or before December 31, 2017; 250,000 Shares are to be issued on or before April 30, 2018; and 250,000 Shares are to be issued on or before August 31, 2018. As of October 31, 2017, we recorded $62,500 as an investment at cost for the first installment of 250,000 shares issued.

LEH Insurance Group LLC

The Company acquired a 40% interest in LEH Insurance Group LLC (“LEHIG”) by issuing 500,000 shares of Series A Convertible Preferred Stock, with a deem value of $0.25 pure share or $125,000.  As of October 31, 2017, we recorded $125,000 as an investment at cost.  The 500,000 shares were issued to the LEHIG Equity-holder in November 2017.

The LEHIG Equity-Holder shall be entitled to an additional Five Hundred Thousand (500,000) of shares of the Company’s restricted Series A Preferred Stock, $0.0001 par value per share, when the following condition has been met:  Prior to December 31, 2018, LEHIG has booked premiums of at least Five Hundred Thousand dollars ($500,000). If this condition is met, the Company shall cause the issuance of such shares within ten (10) calendar days of the satisfaction of such conditions.

The LEHIG Equity-Holder shall be entitled to a second additional Five Hundred Thousand (500,000) of shares of the Company’s restricted Series A Preferred Stock, $0.0001 par value per share, when the following condition has been met: Prior to December 31, 2018, LEHIG has booked premiums of at least One Million dollars ($1,000,000).  If this condition is met, the Company shall cause the issuance of such shares within ten (10) calendar days of the satisfaction of such conditions.

NOTE 5 - NOTES PAYABLE

Notes Payable consisted of the following at October 31, 2017:

	July 31, 2017	Interest Rate	Maturity
Dated – March 20, 2017	$10,000	12%	March 18, 2018
Dated – May 4, 2017	10,000	12%	May 3, 2018
Dated – May 11, 2017	15,000	12%	May 10, 2017
Total notes payable	35,000
Less: current portion of notes payable	35,000
Long-term notes payable	$-

As of October 31, 2017, the Company accrued interest on these notes of $2,196 and recorded interest expense of $2,058 in interest expense for the period from inception (May 5, 2017) to October 31, 2017.

NOTE 6 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following at October 31, 2017:

October 31, 2017
Dated – May 15, 2017	$63,000
Dated – June 20, 2015	38,000
Dated - September 26, 2017	15,000
Dated - October 10, 2017	100,000
Total convertible notes payable	216,000
Less: debt discount and deferred financing fees	(125,491)
90,509
Less: current portion of convertible notes payable	90,509
Long-term convertible notes payable	$-

The Company recognized amortization expense related to the debt discount and deferred financing fees of $90,509 for the period of inception (May 5, 2017) to October 31, 2017, which are included in interest expense in the consolidated statements of operations.  The Company also recorded an interest of $29,630 on the convertible notes payables, during the period from inception (May 5, 2017) to October 31, 2017.

On November 14, 2017, the Company paid $90,055, for settlement of the note dated May 15, 2017, with a principal balance of $63,000.  As of October 31, 2017, the Company recorded $23,534 in prepayment penalties and accrued interest payable and recognized a gain of $93,285 from the change in derivative liability.

Promissory Notes – Issued in Fiscal year 2017

During the period of inception (May 5, 2017) to October 31, 2017, the Company issued a total of $216,000 notes with the following terms:

--	Terms of zero to 9 months

--	Annual interest rates of 12%

--	Convertible at the option of the holders at issuance.

--

Conversion prices are typically based on the discounted (39% discount) lowest two (2) trading prices of the Company’s common shares during the fifteen (15) trading day period prior to conversion. One note has a fixed conversion price of $0.005 per share.

The notes allow the Company to redeem the notes at rates ranging from 110% to 135% depending on the redemption date provided that no redemption is allowed after the 180th day.  The Company received net cash of $207,000 on the convertible notes and recognized $9,000 as deferred financing fee, which is being amortized over the term of the convertible notes.

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

The Company valued the conversion feature using the Black Scholes valuation model.  The fair value of the derivative liability for all the notes amounted to $2,246,349. $147,000 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $2,099,349 was recognized as a “day 1” derivative loss.

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of October 31, 2017. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used for the period ended October 31, 2017:

Date of Inception (May 5, 2017) to
October 31, 2017
Expected term	0.31 – 1.00 year
Expected average volatility	126% - 330%
Expected dividend yield	-
Risk-free interest rate	0.99% - 1.34%

The following table summarizes the derivative liabilities included in the balance sheet at October 31, 2017:

Fair Value Measurements Using Significant Observable Inputs (Level 3)
Balance - May 5, 2017	$-
Acquisition of derivative liability on reverse acquisition	93,349
Addition of new derivatives recognized as debt discounts	147,000
Addition of new derivatives recognized as loss on derivatives	2,099,349
(Gain) on change in fair value of the derivative	(976,758)
Balance - October 31, 2017	$1,362,940

ASC 815 requires we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as other income or expense item. The following table summarizes the loss (gain) on derivative liability included in the income statement for the period of inception (May 5, 2017) to October 31, 2017.

Day one loss due to derivative liabilities on convertible notes payable	$2,099,349
(Gain) Loss on change in fair value of the derivative	(976,758)
Loss on change in fair value of derivative liabilities	$1,122,591

NOTE 8 -  RELATED PARTY CONSIDERATIONS

Alchemist Holdings, LLC

As part of the acquisition of Total Travel Media (see Note 1), Alchemist Holdings, LLC (“Alchemist”), which is controlled by our Chairman, Robert Oblon, received 7,500,000 shares of the Series B Convertible Preferred Stock

(75% of the issued shares) and 7,500,000 shares of the Common Class B Stock (75% of the issued shares), respectively.

As part of the acquisition of Four Oceans Holdings, Inc. (see Note 1), Alchemist received 50,000,000 shares of the Series A Convertible Preferred Stock (66.7% of the issued shares).

On March 15, 2017, the Company entered into a Consultancy and Marketing Agreement with Alchemist to provide marketing and consulting services, tools, websites, video production and event management services.  The Agreement shall remain in effect until the completion of the services. The Agreement may be terminated by the Company, without cause and without liability by giving 14 calendar days written notice of such termination to Alchemist.  Total cost for these services were estimated to be $840,000 for twelve months from agreement date. The Company has paid $862,361, to the related party, pursuant to this agreement, during the six months ended October 31, 2017. Of this amount, $724,511was paid post reverse acquisition (May 23, 2017) and is included in the marketing expense in the accompanying financial statements. Subsequent to October 31, 2017, approximately $75,000 was paid for services.

Bear Bull Market Dividends, Inc.

As part of the acquisition of Total Travel Media (see Note 1), Bear Bull Market Dividends, Inc. (“Bear Bull”), received 2,500,000 shares of the Series B Convertible Preferred Stock (25% of the issued shares) and 2,500,000 shares of the Common Class B Stock (25% of the issued shares), respectively.

As part of the acquisition of Four Oceans Holdings, Inc. (see Note 1), Bear Bull received 20,000,000 shares of the Series A Convertible Preferred Stock (26.7% of the issued shares).

On April 7, 2017, the Company issued a Promissory Note to Bear Bull, for $16,500, due April 6, 2018. The Note carries an annual interest rate of 12%. As of October 31, 2017, the accrued interest on the note amounted to $1,128.

Other

During the period from May 5, 2017 to October 31, 2017, the Company paid no management fees to our CEO and CFO.

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

From May 5, 2017 to October 31, 2017, the Company issued the following shares of Series A Convertible Preferred Stock:

•

On October 4, 2017, we issued 500,000 shares of Series A Convertible preferred stock to LEH Insurance Group LLC, as part of an equity investment for 40% of to LEH Insurance Group LLC. The shares were issued for a deemed value of $0.25 per share or $125,000 (see Note 4).

•

On October 4, 2017, we issued 250,000 shares of Series A Convertible preferred stock to Medical Smart Care LLC, as part of an equity investment for 40% of Medical Smart Care LLC. The shares were issued for a deemed value of $0.25 per share or $62,500 (see Note 4).

•

On October 4, 2017, we issued 625,000 shares of Series A Convertible preferred stock to America Approved Commercial LLC, as part of an equity investment for 25% of America Approved Commercial LLC. The shares were issued for a deemed value of $0.25 per share or $156,250 (see Note 4).

•

On October 4, 2017, we issued 625,000 shares of Series A Convertible preferred stock to 561 LLC, as part of an equity investment for 25% of 561 LLC. The shares were issued for a deemed value of $0.25 per share or $156,250 (see Note 4).

•

On September 29, 2017, we issued 75,000,000 shares of Series A Convertible preferred stock, 50,000,000 shares to Alchemist Holdings, 20,000,000 shares to Bear Bull  Market Dividends, Inc., and 5,000,000 shares  to Research and Referral, BZ; as an acquisition for 100% of Four Oceans Holdings, Inc. The acquisition was under common control and the deemed value was the historical cost of Four Oceans Holdings, Inc. (see Note 1).

•

From June to July, 2017, we issued 1,065,790 shares of Series A Convertible preferred stock to consultants for a deemed value of $0.25 per share or $266,448.

•

On May 31, 2017, we issued 5,628,750 shares of Series A Convertible preferred stock to 212 Technologies, LLC, as part of an equity investment for 24% of 212 technologies, LLC. The shares were issued for a deemed value of $0.25 per share or $1,407,188 (see Note 4).

As of October 31, 2017, 83,694,540 shares of series A Convertible Preferred Stock were issued and outstanding.

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

As of October 31, 2017, 10,000,000 shares of series B Preferred Stock were issued and outstanding.

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

During the three month period ended October 31, 2017, we issued 1,410,000 shares of Series C Convertible Preferred Stock for $0.25 per share, for proceeds of $352,500.

As of October 31, 2017, 2,470,000 shares of series C Preferred Stock were issued and outstanding.

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

On September 26, 2017, the Company issued 1,500,000 shares of Class A common stock for consulting services, valued at $1,042,500.

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

As of October 31, 2017, there were 54,860,000 shares of Class A common stock and 10,000,000 shares of Class B common stock issued and outstanding, respectively.

Shares Subscribed

As of October 31, 2017, the Company has received subscriptions for Series C Convertible Preferred Stock totaling $157,001.

NOTE 10 -  COMMITMENTS AND CONTINGENCIES

Pursuant to our 40% equity investment in LEH Insurance Group LLC (“LEHIG”), on October 4, 2017, LEHIG based upon attaining certain benchmarks for booked insurance premiums through December 31, 2018, the seller of the LEHIG ownership may be entitled to an additional 1,000,000 shares of the Company’s Series A Preferred Stock.  As of October 31, 2017, the Company has not recorded a contingency for this event.

Pursuant to our 25% equity investment in 561 LLC ("561"), on October 4, 2017, if, on October 4, 2018, the Company's common stock has a closing bid price in excess of $5.00 per share, the sellers of 561 ownership shall be entitled to an additional 2,500,000 shares of the Company's Series A Preferred Stock.  Additionally, at such time as the Company shall be the owner of record of no less than 40% of the member interests in each of 561 and it's affiliated Company, America Approved Commercial, LLC ("AAC"), the Sellers of 561 ownership shall be entitled to another 2,500,000 shares of the Company's Series A Preferred Stock.  As of October 31, the Company has not made a contingency for these events

Pursuant to our 25% equity investment in AAC, on October 4, 2017, if, on October 4, 2018, the Company's common stock has a closing bid price in excess of $5.00 per share, the sellers of the AAC ownership shall be entitled to an additional 2,500,000 shares of the Company's Series A Preferred Stock. Additionally, at such time as the Company shall be the owner of record of no less than 40% of the member interests in each of AAC and its affiliated company, 561, the sellers of AAC shall be entitled to another 2,500,000 shares of the Company's Series A Preferred Stock. As of October 31, the Company has not made a contingency for these events.

NOTE 11 -  SUBSEQUENT EVENTS

Subsequent to October 31, 2017,

•

the Company received $47,500 as share subscriptions for Series C Convertible Preferred Stock at $0.25 per share, and issued 190,000 shares of Series C Convertible Preferred Stock.

•

On November 14, 2017, Sharing Services, Inc. (the “Company”) prepaid, in full, the convertible promissory note dated May 15, 2017 in the principal amount of Sixty-Three Thousand dollars ($63,000.00) (the “Note”) plus accrued interest and a prepayment penalty, for a total payment of $90,055.13.  As a result of this payment, the Company has fully satisfied its obligations under the Note and the holder of the Note, Power Up Lending Group, Ltd., is no longer entitled to exercise its conversion rights under the Note.

•

Effective November 27, 2017, Robert Oblon was elected a Director of the Company by unanimous vote of the holders of all issued and outstanding shares of Class B Common Stock of the Company, which pursuant to the Amended and Restated Articles of Incorporation of the Company, are entitled to elect a majority of the members of the Company’s Board of Directors. Mr. Oblon, as the control person of Alchemist Holdings LLC, voted all of its shares of Class B Common Stock in favor of his election to the Board of Directors.  Subsequent thereto, also on November 27, 2017, the Board of Directors elected Mr. Oblon as Chairman of the Board of Directors.  Mr. Oblon’s term as a Director shall be 3 years, until the Company’s Annual Meeting of Stockholders in 2020.

•

The Company closed a financing transaction whereby the Company borrowed the sum of Fifty Thousand dollars ($50,000.00) from an accredited investor, Caye Island Ventures LLC (the “Lender”).  The transaction involved (i) the issuance by the Company in favor of the Lender of a Convertible Promissory Note (the “Note”) in the principal amount of $50,000.00 and (ii) the entering into of a Securities Purchase Agreement by the Company and the Lender (the “SPA”).  The Note accrues interest at the rate of Twelve percent (12%) per annum with the principal amount and all accrued interest being due and payable on November 13, 2018.  At the option of the Lender, the Note is convertible into shares of the Company’s common stock at any time following 180 days from its issuance. The foregoing description of the Note and the accompanying SPA, both dated November 13, 2017, is a summary only and is qualified in its entirety by the full text of the Note and SPA, which are filed as Exhibits 1.1 and 1.2 hereto, respectively, and incorporated herein by reference.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and associated notes appearing elsewhere in this Report on Form 10-Q. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by any forward-looking statements as a result of various factors, including the risks and uncertainties described under “Risk Factors.”, as set forth in our Annual Report on Form 10-K filed with the SEC on September 11, 2017.

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

Total Travel was incorporated in the State of Nevada on May 5, 2017. Total Travel was the surviving company and became a wholly owned subsidiary of Sharing Services. The financial statements reflected in this 10-Q as of October 31, 2017 represents the period May 5, 2017 (date of inception) to October 31, 2017.

The financial statements included in this report reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein.

Our History.

We were incorporated in Nevada on April 24, 2015 under the name Sharing Services, Inc. and were engaged in the development of a taxi sharing web application.  In early 2017, we proposed expanding our business model into that of a diversified travel holdings company specializing in ride sharing, mobile applications, Social Travel Alchemy, relationship marketing, group travel programs, brick-and-mortar travel agencies, and vacation funding the adoption of the new business model was completed when, on May 23, 2017, we completed a reverse merger with Total Travel Media, pursuant to which the Company acquired all of the shares of capital stock of Total Travel Media from the holders of such stock, in exchange for the issuance of Ten Million (10,000,000) newly-issued shares of the Company’s Common Class B Stock, par value $0.0001 per share and (ii) Ten Million (10,000,000) newly-issued shares of the Company’s Series B Preferred Stock, par value $0.0001 per share. After the reverse merger, we continued Total Travel’s historical and proposed business.

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

The objective of the Company is to scale revenues based on relationship marketing that are proven with the right travel related products and services. Sharing Services will launch a direct selling model with a subscription-based vacation portal accessing the new meta-search 4.0 technology.  Included in the subscription will be Vacation Financing options, Seminars on Vacation (called Vacationars) and below published fares with guaranteed lower rates than Expedia.

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

Results of Operations for the Period of Inception (May 5, 2017) to October 31, 2017

As the Company was incorporated on May 5, 2017, we do not have historical operations to base current results on. The results related to the current operations do not include historical results of operations for Sharing Services prior to May 23, 2017 when we acquired Total Travel Media as noted above.

Overview

Since May 5, 2017 (inception) through October 31, 2017, the Company has no revenues and has net loss and accumulated losses since inception of $3,377,383.  For period ended October 31, 2017, we incurred operating expenses in the amount of $1,539,384 and other expense of $1,197,173 resulting in a net loss of $2,736,557.  Since inception (Mar 5, 2017) through October 31, 2017, we incurred operating expenses in the amount of $2,131,597 and other expense of $1,245,786 resulting in a net loss of $3,377,383.

October 31,
2017
Cash	$69,483
Total Assets	2,088,608
Total Liabilities	1,656,220
Stockholders’ Equity	$432,388

Operating Expenses and Loss from Operations

		Date of Inception
		(May 5, 2017) to
	For the Quarter	October 31,
	Ended October 31,	2017
General and administration	$ 66,958	$94,770
Marketing expenses	405,790	694,207
Stock based compensation	1,042,500	1,308,948
Professional fees	24,136	33,672
	$ 1,539,384	$2,131,597

During the Quarter ended October 31, 2017, our loss from operations and operating expenses were $1,539,384, primarily from marketing expenses of $405,790 and share based compensation of $1,042,500. The marketing expenses were for payments made to a related party, who is a significant shareholder and now Chairman of the Board of the Company, pursuant to a consulting and marketing agreement dated March 15, 2017, to provide marketing and consulting services, tools, websites, video production and event management services.  Stock based compensation is related to the issuance of 1,500,000 shares of common stock, to consultant, at a deemed value of $0.695 per share.

Since inception (Mar 5, 2017) through October 31, 2017, our loss from operations and operating expenses were $2,131,597, primarily from marketing expenses of $694,207 and share based compensation of $1,308,948. The marketing expenses were for payments made to a related party, who is a significant shareholder and now Chairman of the Board of the Company, pursuant to a consulting and marketing agreement dated March 15, 2017, to provide marketing and consulting services, tools, websites, video production and event management services.  Stock based compensation is related to the issuance of 1,500,000 shares of common stock, to consultant, at a deemed value of $0.695 per share and the issuance of 1,065,790 shares of Series A Convertible Preferred Stock, to consultants, at a deemed value of $0.25 share.

Other Expenses

		Date of Inception
	For the Quarter Ended	(May 5, 2017) to
	October 31, 2017	July 31, 2017

Interest expense	$ 96,586	$123,195
Change in fair value of derivative liability	1,100,587	1,122,591
	$ 1,197,173	$1,245,786

For the Quarter ended October 31, 2017, interest expenses consisted of $67,539 for the amortization of the debt discount on convertible notes and $29,047 for interest expenses on notes payable.  The change in fair value of derivative liability represents the day one derivate expense on inception of the convertible notes of $2,070,855 less a derivative revaluation gain at October 31, 2017 of $970,268.

Since inception (Mar 5, 2017) through October 31, 2017, interest expenses consisted of $90,509 for the amortization of the debt discount on convertible notes, prepayment penalties of $22,970 and $9,716 for interest expenses on notes payable.  The change in fair value of derivative liability represents the day one derivative expense on inception of the convertible notes of $2,099,349 less a derivative revaluation gain at October 31, 2017 of $976,758.

Liquidity and Capital Resources

The following tables present selected financial information on our capital and cash flows as of and for the period ended October 31, 2017:

October 31,
2017
Current Assets	$78,358
Current Liabilities	1,656,220
Working Capital Deficiency	$1,577,862

Date of Inception
(May 5, 2017) to
October 31,
2017
Cash Flows used in Operating Activities	$(797,972)
Cash Flows provided by Investing Activities	42,605
Cash Flows provided by Financing Activities	824,850
Net Increase in Cash During Period	$69,483

As of October 31, 2017, our working capital deficiency is primarily a result of currently liabilities from a derivative of $1,362,940, convertible notes payable of $90,509, and notes payable totaling $35,000.  Our current assets consisted primarily of cash of $69,483.

Net cash used in operating activities during the period ended October 31, 2017 was $797,972, which consisted of a net loss of $3,377,383, reduced by net non-cash expenses of $2,522,848, and net change in operating assets and liabilities of $56,563.

Net cash provided by investing activities was the result of net cash retained in the merger with Total Travel Media of $57,605 and less $15,000 paid for an equity investment.

Net cash provided by financing activities was from proceeds on issuance of a convertible note for $147,000, proceeds from stock subscription and issuance of Series C Preferred Stock for $692,001, $849 proceeds from a related party, and less a repayment of $15,000 on a promissory note.

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

Going Concern

These financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. To date the Company has generated no revenues from its business operations and has an accumulated deficit of $3,377,383. As of October 31, 2017, the Company had a working capital deficit of $1,577,862. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company has initiated extensive direct sales and social media marketing which it expects to drive significant sales volume of the Company’s products, and services over the next several months. The Company expects to become profitable and not need additional outside funding once working capital needs have been met.  The acceptance of the Company’s marketing efforts are uncertain and therefore, the Company has plans to continue to fund its business by way of private placements, promissory notes, convertible promissory notes and advances from related parties as may be required.

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

Share-based expense totaled $1,308,948 for the period of inception (May 5, 2017) to October 31, 2017.

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

Also, refer to Note 2 - Significant Accounting Policies and Note 7 - Derivative Liabilities in the unaudited condensed consolidated financial statements that are included in this Report.

Recent accounting pronouncements

For discussion of recently issued accounting pronouncements, please see Note 2 to the unaudited condensed consolidated financial statements included in this report.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended October 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not involved in any pending litigation or legal proceeding.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

Sales of unregistered securities by the Company during the period covered by this report were disclosed in our Current Reports on Form 8-K filed October 2, 2017, October 5, 2017, October 10, 2017, and October 13, 2017, respectively and as such, are not required to be furnished in this report.  In addition, the Company sold additional unregistered securities during the period covered by this report as follows:  (i) On September 26, 2017, the Company issued 1,500,000 restricted shares of its Common Stock (Class A) to a third party for consulting services, and during the Quarter ended October 31, 2017, the Company issued 2,470,000 restricted shares of its Series C Preferred Stock pursuant to an offering by means of a private placement memorandum.  Each of the aforementioned sales of securities were made in reliance upon the exemption offered under Section 4(2) of the Securities Act of 1933.

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

    Date: December 27, 2017

By: /s/ Jordan Brock

      Jordan Brock

      President and Director

      Principal and Executive Officer

    Date: December 27, 2017

By: /s/ Frank A. Walters

      Frank A. Walters

      Secretary Treasurer and Director

      Principal Financial Officer

      Principal Accounting Officer