Form 10-Q
period 2018-01-31
Sharing Services, Inc.
filed 2018-03-26
CIK 1644488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018

Commission File Number 333-205310

SHARING SERVICES, INC.

(Exact name of registrant as specified in its charter)

Nevada	30-0869786
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1700 Coit Rd., Suite 100, Plano, Texas 75075

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 23, 2018, there were 54,860,000 shares of class A common stock issued and outstanding and 10,000,000 shares of class B common stock issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SHARING SERVICES, INC.

Index to the Unaudited Interim Consolidated Financial Statements

For the Period from May 5, 2017 (Inception) to January 31, 2018

SHARING SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Unaudited)

January 31,
ASSETS	2018
Current Assets
Cash and cash equivalents	$175,451
Accounts receivable	366,269
Inventory	91,755
Prepaid expenses and deposits	297,358
Total Current Assets	930,833

Property and equipment, net	46,173
Investments	2,382,188
TOTAL ASSETS	$3,359,194

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$377,807
Accrued interest - related parties	2,942
Advance from customers	128,851
Due to related parties	5,648
Investment payable	75,000
Convertible notes payable, net of unamortized debt discount of $443,522	71,478
Convertible notes payable - related party, net of unamortized debt discount of $39,178	10,822
Notes payable	35,000
Notes payable - related parties	16,500
Derivative liabilities	5,265,314
Total Current Liabilities	5,989,362

TOTAL LIABILITIES	5,989,362

Stockholders' Deficit
Preferred stock, $0.0001 par value, 200,000,000 shares authorized:
Series A convertible preferred stock, $0.0001 par value, 100,000,000 shares designated; 85,194,540 shares issued and outstanding	8,519
Series B convertible preferred stock, $0.0001 par value, 10,000,000 shares designated; 10,000,000 shares issued and outstanding	1,000
Series C convertible preferred stock, $0.0001 par value, 10,000,000 shares designated; 3,680,000shares issued and outstanding	368
Common Stock, $0.0001 par value, 500,000,000 million Class A shares authorized, 54,860,000 shares issued and outstanding as of January 31, 2018; 10,000,000 Class B authorized, 10,000,000 shares issued and outstanding as of January 31,2018	6,486
Additional paid in capital	4,313,897
Accumulated deficit	(6,976,438)
Stock subscription	16,000
Total Stockholders' Deficit	(2,630,168)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,359,194

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHARING SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months	Date of Inception
	Ended	(May 5, 2017) to
	January 31,	January 31,
	2018	2018

Revenues	$960,182	$960,182
Cost of sales	673,551	673,551
Gross profit	286,631	286,631

Operating Expenses
General and administration	194,201	288,971
Marketing expenses	-	694,207
Stock based compensation	-	1,308,948
Professional	117,882	151,554
Total operating expenses	312,083	2,443,680

Operating loss	(25,452)	(2,157,049)

Other income (expense)
Interest expense	(118,229)	(241,424)
Change in fair value of derivative liability	(3,455,374)	(4,577,965)
Total other expense	(3,573,603)	(4,819,389)

Net loss	$(3,599,055)	$(6,976,438)

Basic and dilutive loss per common share	$(0.06)	$(0.12)

Weighted average number of common shares outstanding - basic and diluted	64,860,000	60,461,176

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHARING SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

Date of Inception
(May 5, 2017) to
January 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2018
Net loss	$(6,976,438)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	800
Stock-based compensation	1,308,948
Amortization of debt discount and debt issue cost	183,300
Change in fair value of derivative	4,577,965
Changes in operating assets and liabilities:
Accounts receivable	(366,269)
Inventory	(91,755)
Prepaid expenses	(296,233)
Accounts payable and accrued expenses	371,627
Accrued interest, related parties	2,812
Deferred revenue	128,851
Net Cash Used in Operating Activities	(1,156,392)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(43,111)
Cash from acquisition of subsidiaries	57,605
Equity Investment	(15,000)
Net Cash Used in Investing Activities	(506)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable	544,000
Proceeds from issuance of convertible note payable - related party	50,000
Repayments of convertible notes payable	(101,000)
Proceeds from issuance of Series C Convertible preferred stock	853,500
Repayment of promissory notes payable	(15,000)
Proceeds from related parties	849
Net Cash Provided by Financing Activities	1,332,349

Increase in cash and cash equivalents	175,451
Cash and cash equivalents, beginning of period	-
Cash and cash equivalents, end of period	$175,451

Supplemental cash flow information
Cash paid for interest	$43,475
Cash paid for taxes	$-
Supplemented disclosure of non-cash investing and financing activities
Series A Convertible Preferred Stock issued for equity investments	$2,282,188
Derivative liability recognized as debt discount	$594,000
Investment payable for equity investments	$75,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHARING SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2018

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Sharing Services, Inc. (“Sharing Services”, “we”, “us”, or the “Company”) was incorporated on April 24, 2014 in the State of Nevada. The Company’s wholly owned subsidiary, Total Travel Media, Inc. (“Total Travel Media”, or “TTM”), was incorporated on May 5, 2017 in the State of Nevada. The Company’s wholly-owned subsidiary, Four Oceans Holdings, Inc. (“Four Oceans”), was incorporated on September 22, 2017 in the State of Nevada. The fiscal year end is April 30.  The Company acquired Total Travel Media on May 23, 2017.  While Total Travel Media is a wholly owned subsidiary of the Company, for financial accounting purposes the transaction has been treated as a reverse acquisition (reference is made to the paragraph below entitled “Recapitalization”). The Company acquired Four Oceans from related parties and was treated as an acquisition under common control.  See Note 11 - Related Party Considerations.

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

Going concern

These financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. To date the Company has generated $960,182 in revenues from its business operations and has an accumulated deficit of $6,976,438. As of January 31, 2018, the Company had a working capital deficit of $5,058,529. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company has initiated extensive direct sales and social media marketing which it expects to drive significant sales volume of the Company’s products, and services over the next several months. The Company expects to become profitable and not need additional outside funding once working capital needs have been met.  The acceptance of the Company’s marketing efforts are uncertain and therefore, the Company has plans to continue to fund its business by way of private placements, promissory notes, convertible promissory notes and advances from related parties as may be required.

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

Principles of Consolidation

For January 31, 2018, the unaudited consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries, Total Travel Media, Inc. and Four Oceans Holding, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and cash equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less.  As of January 31, 2018 the Company had cash and cash equivalents of $175,451.

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

There were no transfers between the levels of the fair value hierarchy during the period of inception (May 5, 2017) to January 31, 2018.

Fair value of financial instruments

The Company’s financial instruments consist primarily of cash, accounts payable and accrued expenses, and debt. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

The following table summarizes fair value measurements by level at January 31, 2018 measured at fair value on a recurring basis:

January 31, 2018	Level 1	Level 2	Level 3	Total
Derivative liabilities	$-	$-	$5,265,314	$5,265,314

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions (see Note 11).

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

Property and Equipment

Furniture and equipment is recorded at cost reduced by accumulated depreciation. Depreciation expense is recognized over the assets’ estimated useful lives using the straight-line method. Estimated useful lives of the equipment are as follows:

Office equipment - 5 years

Furniture and fixtures - 3 years

Estimated useful lives are periodically reviewed and, when appropriate, changes are made prospectively. When certain events or changes in operating conditions occur, asset lives may be adjusted and an impairment assessment may be performed on the recoverability of the carrying amounts.

Accounts Receivable and Allowance for Uncollectible Accounts

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for services. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the number of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged against the allowance when it is probable that the receivable will not be recovered. As of January 31, 2018, the Company determined no valuation allowance for doubtful accounts was required, for the Company’s accounts receivable.

Revenue Recognition

In accordance with ASC 605, “Revenue Recognition”, revenue is recognized when, specifically when all the following conditions are met:

•	There is clear evidence that an arrangement exists;
•	Services are provided or products are delivered to customers;
•	Amounts are fixed or can be determined;
•	The ability to collect is reasonably assured;
•	There is no significant obligation for future performance; and
•	The amount of future returns can be reasonably estimated.

The Company generally recognizes revenue upon delivery and when both the title and risk and rewards pass to the Independent Representative or Customer. Product sales are recognized net of product returns and discounts referred to as “returns and allowances.” Net sales include product sales net of processing fees The Company generally receives the net sales price through credit card payments on the Company Website or at the point of sale.  Products sold on an annual basis are recognized as revenue over the following twelve months. Allowances for product returns have not been provided due to the short period that the products have been sold.  As historical data is collected a reserve will be provided at the time the sale is recorded.

The Company recognizes revenue when the products are shipped and services are complete.

Deferred Revenue

At January 31, 2018, the Company had advances from customers of $128,851.  Advances from customers are a component of deferred revenue in the consolidated balance sheets and includes billings to customers where the product has not shipped, for services that were in process but not completed and for annual memberships and other products which are recognized over the succeeding twelve months.

Cost of Sales

The Cost of merchandise sold is recognized at the time of revenue recognition, as the product is shipped and services are complete.

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

Share-based expense totaled $1,308,948 for the period from inception (May 5, 2017) to January 31, 2018.

Advertising Costs

The Company follows ASC 720, “Advertising Costs,” and expenses costs as incurred.  Advertising and marketing expense totaled $694,207 for the period from inception (May 5, 2017) to January 31, 2018.

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

The Company uses the two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At January 31, 2018, the Company did not record any liabilities for uncertain tax positions.

Basic and Diluted Net Loss per Common Share

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. The weighted average number of shares is calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants, and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. There were convertible notes and accrued interest for approximately $575,034 and 101,874,540 convertible preferred shares issued by the Company during the period ended January 31, 2018. Potential dilutive instruments as at January 31, 2018, consisted of the following common share equivalents:

January 31, 2018
Warrants	333,333
Convertible notes	31,089,702
Convertible preferred shares	101,874,540
133,279,575

Diluted loss per share is the same as basic loss per share during periods where net losses are incurred since the inclusion of the potential common stock equivalents would be anti-dilutive as a result of the net loss.

Recently Issued Accounting Standards

In November 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-14, “Income Statement—Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606).” ASU 2017-14 includes amendments to certain SEC paragraphs within the FASB Accounting Standards Codification (Codification). ASU 2017-14 amends the Codification to incorporate the following previously issued guidance from the SEC. ‘The amendments in ASU No. 2017-14 amends the Codification to incorporate SEC Staff Accounting Bulletin (SAB) No. 116 and SEC Interpretive Release on Vaccines for Federal Government Stockpiles (SEC Release No. 33-10403) that bring existing SEC staff guidance into conformity with the FASB’s adoption of and amendments to ASC Topic 606, Revenue from Contracts with Customers.

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

In February 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” The amendments clarify that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. The amendments also define the term in substance nonfinancial asset. The amendments clarify that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. For example, a parent may transfer control of nonfinancial assets by transferring ownership interests in a consolidated subsidiary. A contract that includes the transfer of ownership interests in one or more consolidated subsidiaries is within the scope of Subtopic 610-20 if substantially all of the fair value of the assets that are promised to the counterparty in a contract is concentrated in nonfinancial assets. The amendments clarify that an entity should identify each distinct nonfinancial asset or in substance nonfinancial asset promised to a counterparty and derecognize each asset when a counterparty obtains control of it. Effective at the same time as the amendments in Update 2014-09, Revenue from Contracts with Customers (Topic 606). Therefore, public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the amendments in this Update to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the amendments in this Update to annual reporting periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. All other entities may apply the guidance earlier as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance earlier as of annual reporting periods beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance. An entity is required to apply the amendments in this Update at the same time that it applies the amendments in Update 2014-09. The Company is currently evaluating the potential impact this standard may have on its consolidated financial position and results of operations.

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

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s consolidated financial statements.

NOTE 3 – ACCOUNTS RECEIVABLE

As at January 31, 2018, accounts receivable of $366,269 represents the billed revenue due from merchant processor net of deferred revenue and merchant processing fees. The full amount was received in subsequent payments, thus no allowance for doubtful accounts was required at January 31, 2018

NOTE 4 – PREPAID EXPENSES AND DEPOSITS

Prepaid expenses and deposits consisted of the following at January 31, 2018:

January 31, 2018
Prepaid expenses	$57,910
Vendor deposits	210,287
Security deposit	29,161
$297,358

Prepaid expenses consist of payments for goods and services which will be consumed in the Company’s operations in the next operating cycle.

Vendor deposits represent 50% of open purchase orders to the Company’s primary supplier, per the vendor agreement.

Security deposits are for the new corporate offices per the lease agreement.  See subsequent events (Note 14) regarding the new Corporate offices.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at January 31, 2018:

January 31,
2018
Furniture and fixtures	$18,928
Office and computer equipment	28,178
Accumulated depreciation	(933)
Property and equipment, net	$46,173

The depreciation expense for the period from inception to January 31,2018 was $800.

NOTE 6 – EQUITY INVESTMENTS

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

The Company acquired a 24% interest in 212 Tech by paying $25,000 in cash, leaving a payable of $75,000, and issuing 5,628,750 shares of Series A Convertible Preferred Stock, with a deemed value of $0.25 per share or $1,407,188.  As of January 31, 2018, we recorded $1,507,188 as an investment at cost.

561 LLC

The Company acquired a 25% interest in 561 LLC by agreeing to issue 2,500,000 shares of Series A Convertible Preferred Stock, with a deemed value of $0.25 per share or $625,000.    The shares are to be issued to the 561 Equity-holders as follows: 625,000 shares issued within 5 days of the closing date and 625,000 shares issued on or before December 31, 2017.  These shares are issued and outstanding at January 31, 2018. 625,000 Shares are to be issued on or before April 30, 2018 and 625,000 Shares are to be issued on or before August 31, 2018. As of January 31, 2018, we recorded $312,500 as an investment at cost for the 1,250,000 shares issued.

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

America Approved Commercial LLC

The Company acquired a 25% interest in America Approved Commercial LLC by issuing 2,500,000 shares of Series A Convertible Preferred Stock, with a deemed value of $0.25 pure share or $625,000. The Company issued 625,000 shares during the period ended January 31, 2018. As of January 31, 2018, we recorded $ 312,500 as an investment at cost for the first installment of 625,000 shares issued.

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

Medical Smart Care LLC

The Company acquired a 40% interest in Medical Smart Care LLC for 1,000,000 shares of Series A Convertible Preferred Stock, with a deem value of $0.25 pure share or $250,000.  The shares are to be issued to the Medical Smart Care Equity-holder as follows: 250,000 shares issued within 5 days of the closing date and 250,000 shares issued on or before December 31, 2017.  These shares were issued in November and December 2017 with the mutual consent of the parties. 250,000 Shares are to be issued on or before April 30, 2018; and 250,000 Shares are to be issued on or before August 31, 2018. As of January 31, 2018, we recorded $125,000 as an investment at cost for the installments of 500,000 shares issued.

LEH Insurance Group LLC

The Company acquired a 40% interest in LEH Insurance Group LLC (“LEHIG”) by issuing 500,000 shares of Series A Convertible Preferred Stock, with a deem value of $0.25 pure share or $125,000.  As of January 31, 2018, we recorded $125,000 as an investment at cost.  The 500,000 shares were issued to the LEHIG Equity-holder in November 2017.

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

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at January 31, 2018:

January 31, 2018
Accounts payable	$68,738
Accrued commissions	240,884
Accrued expenses	56,211
Accrued interest	11,974
$377,807

Accrued commissions consisted of commissions earned on sales of products and services by independent representatives and paid in the following month.

NOTE 8 - NOTES PAYABLE

Notes payable consisted of the following at January 31, 2018:

	January 31, 2018	Interest Rate	Maturity
Dated – March 20, 2017	$10,000	12%	March 18, 2018
Dated – May 4, 2017	10,000	12%	May 3, 2018
Dated – May 11, 2017	15,000	12%	May 10, 2018
Total notes payable	35,000
Less: current portion of notes payable	35,000
Long-term notes payable	$-

As of January 31, 2018, the Company accrued interest on these notes of $3,255 and recorded interest expense of $3,117 in interest expense for the period from inception (May 5, 2017) to January 31, 2018.

NOTE 9 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following as of January 31, 2018:

January 31, 2018
Dated – September 26, 2017	$15,000
Dated – October 6, 2017	50,000
Dated - October 10, 2017	100,000
Dated - December 15, 2017	100,000
Dated - January 22, 2018	250,000
Total convertible notes payable	515,000
Less: debt discount and deferred financing fees	(443,522)
71,478
Less: current portion of convertible notes payable	71,478
Long-term convertible notes payable	$-

The Company recognized amortization expense related to the debt discount and deferred financing fees of $71,478 for the period of inception (May 5, 2017) to January 31, 2018, which are included in interest expense in the consolidated statements of operations.  The Company also recorded an interest of $25,139 on the convertible notes payables, during the period from inception (May 5, 2017) to January 31, 2018.

On November 14, 2017, the Company paid $90,055, for settlement of the note dated May 15, 2017, with a principal balance of $63,000.  For the period ended January 31, 2018, the Company recorded $23,534 in prepayment penalties and accrued interest payable and recognized a gain of $93,285 from the change in derivative liability.

On December 28, 2017, the Company paid $54,420, for settlement of the note dated June 20, 2017, with a principal balance of $38,000.  As of January 31, 2018, the Company recorded $14,321 in prepayment penalties and accrued interest payable and recognized a gain of $57,439 from the change in derivative liability.

Promissory Notes – Issued in Fiscal year 2018

During the period of inception (May 5, 2017) to January 31, 2018, the Company issued a total of $616,000 notes with the following terms:

•	Terms of zero to 5 years

•	Annual interest rates of 12%

•	Convertible at the option of the holders at issuance to 180 days after issuance date.

•

Conversion prices are typically based on the discounted (39% discount) lowest two (2) trading prices of the Company’s common shares during the fifteen (15) trading day period prior to conversion. Three notes have a fixed conversion price of $0.005, $0.01 and $0.15 per share respectively.

•	Warrants to purchase up to 333,333 shares of common stock at an exercise price of $0.15 per share.

The notes allow the Company to redeem the notes at rates ranging from 110% to 135% depending on the redemption date provided that no redemption is allowed after the 180th day.  The Company received net cash of $509,000 on the convertible notes and recognized $6,000 as deferred financing fee, which is being amortized over the term of the convertible notes.

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

The Company valued the conversion feature using the Binomial option pricing valuation model.  The fair value of the derivative liability for all the notes amounted to $7,376,788. $544,000 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $6,832,788 was recognized as a “day 1” derivative loss.

NOTE 10 - DERIVATIVE LIABILITIES

The Company analyzed the conversion option for derivative accounting consideration under ASC 815, “Derivatives and Hedging,” and determined that the instrument should be classified as a liability since the conversion option becomes effective at issuance resulting in there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used a multi-nominal lattice model to calculate the fair value as of January 31, 2018. The multi-nominal lattice model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the multi-nominal lattice valuation model. The following weighted-average assumptions were used for the period ended January 31, 2018:

Date of Inception (May 5, 2017) to
January 31, 2018
Expected term	0.22 – 4.93 year
Expected average volatility	102% - 343%
Expected dividend yield	-
Risk-free interest rate	1.31% - 2,52%

The following table summarizes the derivative liabilities included in the balance sheet at January 31, 2018:

Fair Value Measurements Using Significant Observable Inputs (Level 3)
Balance - May 5, 2017	$-
Acquisition of derivative liability on reverse acquisition	93,349
Addition of new derivatives recognized as debt discounts	594,000
Addition of new derivatives recognized as warrant	242,969
Addition of new derivatives recognized as loss on derivatives	6,597,095
Gain on change in fair value of the derivative	(2,262,099)
Balance - January 31, 2018	$5,265,314

ASC 815 requires we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as other income or expense item. The following table summarizes the loss (gain) on derivative liability included in the income statement for the period of inception (May 5, 2017) to January 31, 2018.

Day one loss due to derivative liabilities on convertible notes payable and warrants	$6,840,064
Gain on change in fair value of the derivative	(2,262,099)
Loss on change in fair value of derivative liabilities	$4,577,965

NOTE 11 -  RELATED PARTY CONSIDERATIONS

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

On March 15, 2017, the Company entered into a Consultancy and Marketing Agreement with Alchemist to provide marketing and consulting services, tools, websites, video production and event management services.  The Agreement shall remain in effect until the completion of the services. The Agreement may be terminated by the Company, without cause and without liability by giving 14 calendar days written notice of such termination to Alchemist.  Total cost for these services were estimated to be $840,000 for twelve months from agreement date. The Company has paid $862,361 to the related party, pursuant to this agreement, during the period ended January 31, 2018. Of this amount, $ 694,207 was paid post reverse acquisition (May 23, 2017) and is included in the marketing expense in the accompanying financial statements.  For the period ended January 31, 2018 there was $69,000 paid to related parties for other services.

The Company purchased property, plant and equipment of $18,928 and inventory amounting to $42,890 from Alchemist, during the period from May 23, 2017 (inception) to January 31, 2018.

Subsequent to January 31, 2018, approximately $35,500 was paid to related parties.

Promissory Note - Bear Bull Market Dividends, Inc.

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

On April 7, 2017, the Company issued a Promissory Note to Bear Bull, for $16,500, due April 6, 2018. The Note carries an annual interest rate of 12%. As of January 31, 2018, the accrued interest on the note amounted to $1,627.

Convertible Promissory Note – Caye Island Ventures LLC

On November 13, 2017, the Company received financing in the amount of $50,000 from Cay Island Ventures LLC, a Company owned by a shareholder of Sharing Services. The $50,000 convertible promissory note bears 12% interest and matures on November 13, 2018. The holder shall be entitled, commencing 180 days from November 13, 2017, to convert any portion of the outstanding and unpaid conversion amount into fully paid and non-assessable shares of Common Stock. Conversion price which is 80% of the average of the lowest two traded prices, determined on the then current trading market for the Company’s common stock, for the 15 trading days prior to conversion. The Company may prepay any portion of the principal amount at 115% of such amount along with any accrued interest of this note at any time upon three days written notice to the holder. The Company valued the conversion feature using the Binomial option pricing valuation model (see Note 10).  The fair value of the derivative liability for the note amounted to $57,276. $50,000 of the value assigned to the derivative liability was recognized as a debt discount to the note while the balance of $7,276 was recognized as a “day 1” derivative loss. The discount is being amortized over the life of the note using the effective interest method resulting in $10,822 of interest expense and $39,178 as unamortized discount, for the period ended January 31, 2018. As of January 31, 2018, the Company accrued interest on this note of $1,315 and recorded $1,315 in interest expense for the period from inception (May 5, 2017) to January 31, 2018.

Other

During the period from May 5, 2017 to January 31, 2018, the Company paid no management fees to our CEO and CFO.

NOTE 12 - STOCKHOLDERS’ DEFICIT

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

From May 5, 2017 to January 31, 2018, the Company issued the following shares of Series A Convertible Preferred Stock:

•

On January 10, 2018 we issued 625,000 shares of Series A Convertible preferred stock to 561 LLC, as part of an equity investment for 25% of 561 LLC. The shares were issued for a deemed value of $0.25 per share or $156,250 (see Note 4).

•

On January 10, 2018 we issued 625,000 shares of Series A Convertible preferred stock to America Approved Commercial LLC, as part of an equity investment for 25% of America Approved Commercial LLC. The shares were issued for a deemed value of $0.25 per share or $156,250 (see Note 4).

•

On January 10, 2018, we issued 250,000 shares of Series A Convertible preferred stock to Medical Smart Care LLC, as part of an equity investment for 40% of Medical Smart Carer LLC. The shares were issued for a deemed value of $0.25 per share or $62,500 (see Note 4).

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

As of January 31, 2018, 85,194,540 shares of series A Convertible Preferred Stock were issued and outstanding.

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

As of January 31, 2018, 10,000,000 shares of series B Preferred Stock were issued and outstanding.

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

During the period ended January 31, 2018 we issued 3,680,000 shares of Series C Convertible Preferred Stock for $0.25 per share, for proceeds of $920,000.

As of January 31, 2018, 3,680,000 shares of series C Preferred Stock were issued and outstanding.

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

As of January 31, 2018, there were 54,860,000 shares of Class A common stock and 10,000,000 shares of Class B common stock issued and outstanding, respectively.

Shares Subscribed

As of January 31, 2018, the Company has received subscriptions for Series C Convertible Preferred Stock totaling $16,000.

Warrants

On October 6, 2018, we issued 333,333 warrants to purchase up to 333,333 shares of our common stock. The warrants are exercisable into 333,333 shares of common stock, for a period of five years from issuance, at a price of $0.15 per share subject to default provisions. As of January 31, 2018, there were 333,333 warrants outstanding. We accounted for the issuance of Warrants in accordance with ASC 815 (see Note 10).

The following table summarizes information relating to outstanding and exercisable warrants as of January 31, 2018:

Warrants Outstanding			Warrants Exercisable
	Weighted Average Remaining	Weighted Average		Weighted Average
Number of Shares	Contractual life (in years)	Exercise Price	Number of Shares	Exercise Price
333,333	4.25	$0.15	333,333	$0.15

A summary of activity during the period from inception to January 31, 2018 as follows:

	Warrants Outstanding
		Weighted Average
	Shares	Exercise Price
Balance as of May 5, 2017	-	$-
Granted	333,333	0.15
Exercised	-	-
Forfeited/canceled	-	-
Balance as of January 31, 2018	333,333	$0.15

NOTE 13 -  COMMITMENTS AND CONTINGENCIES

Pursuant to our 40% equity investment in LEH Insurance Group LLC (“LEHIG”), on October 4, 2017, LEHIG based upon attaining certain benchmarks for booked insurance premiums through December 31, 2018, the seller of the LEHIG ownership may be entitled to an additional 1,000,000 shares of the Company’s Series A Preferred Stock.  As of January 31, 2018, the Company has not recorded a contingency for this event.

Pursuant to our 25% equity investment in 561 LLC ("561"), on October 4, 2017, if, on October 4, 2018, the Company's common stock has a closing bid price in excess of $5.00 per share, the sellers of 561 ownership shall be entitled to an additional 2,500,000 shares of the Company's Series A Preferred Stock.  Additionally, at such time as the Company shall be the owner of record of no less than 40% of the member interests in each of 561 and it's affiliated Company, America Approved Commercial, LLC ("AAC"), the Sellers of 561 ownership shall be entitled to another 2,500,000 shares of the Company's Series A Preferred Stock.  As of January 31, 2018, the Company has not made a contingency for these events

Pursuant to our 25% equity investment in AAC, on October 4, 2017, if, on October 4, 2018, the Company's common stock has a closing bid price in excess of $5.00 per share, the sellers of the AAC ownership shall be entitled to an additional 2,500,000 shares of the Company's Series A Preferred Stock. Additionally, at such time as the Company shall be the owner of record of no less than 40% of the member interests in each of AAC and its affiliated company, 561, the sellers of AAC shall be entitled to another 2,500,000 shares of the Company's Series A Preferred Stock. As of January 31, 2018, the Company has not made a contingency for these events.

On January 3, 2018 the Company entered into a 36 month lease for the new corporate offices (See subsequent events  Note 14).  The total lease commitment is $656,940.  The monthly lease expense is $17,336 for the first 12 months.

NOTE 14 -  SUBSEQUENT EVENTS

Subsequent to January 31, 2018, and through to March 21, 2018, the date these financials were approved to be issued, we had the following subsequent events:

On February 8, 2018, the Company closed a line of credit financing transaction whereby the Company borrowed the sum of Two Hundred Fifty Thousand dollars ($250,000.00) from an accredited investor, RB Capital Partners, Inc. (the “ Lender ” ). The transaction involved the issuance by the Company in favor of the Lender of a Convertible Promissory Note (the “ Note ” ) in the principal amount of $250,000.00. The Note accrues interest at the rate of Twelve percent (12%) per annum with the principal amount and all accrued interest being due and payable on demand y the Lender. At the option of the Lender, the Note is convertible into shares of the Company ’ s common stock at any time following 180 days from its issuance.

On March 1, 2018, Jordan Brock, Robert Oblon, and Frank A. Walters were elected as directors to for a one (1) year term or until their successors are elected and qualified.  On March 1, 2018, Jordan Brock, President and Chief Executive Officer of the Company, resigned as President and Chief Executive Officer.  On the same date, Mr. Brock was appointed to the position of Vice President of the Company.  He remains a director of the Company.

On March 1, 2018, the Board of Directors appointed John (“JT”) Thatch to the position of President, Chief Executive Officer, and a director of the Company.

On March 7th 2018, the Company moved into its new corporate offices.  The Company and its wholly owned subsidiaries will now operate at the new address of 1700 Coit Rd. Suite 100, Plano, Texas 75075. This new location is slightly less than 10,000 Sq. Ft. allowing for expansion for the customer service department, product fulfillment, opportunity and training rooms as well as a video production suite.

On March 16, 2018, the Company closed a line of credit financing transaction whereby the Company borrowed the sum of Two Hundred Fifty Thousand dollars ($250,000.00) from an accredited investor, RB Capital Partners, Inc. (the “ Lender ” ). The transaction involved the issuance by the Company in favor of the Lender of a Convertible Promissory Note (the “ Note ” ) in the principal amount of $250,000.00. The Note accrues interest at the rate of Twelve percent (12%) per annum with the principal amount and all accrued interest being due and payable on demand by the Lender. At the option of the Lender, the Note is convertible into shares of the Company ’ s common stock at any time following 180 days from its issuance.

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

Total Travel was incorporated in the State of Nevada on May 5, 2017. Total Travel was the surviving company and became a wholly owned subsidiary of Sharing Services. The financial statements reflected in this 10-Q as of January 31, 2018 represents the period May 5, 2017 (date of inception) to January 31, 2018.

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

Business Description

Sharing Services, Inc. is a diversified holding company specializing in the direct selling industry. The Company owns, operates, or controls an interest in a variety of companies that either sell products to the consumer directly through independent representatives or offers services that range from manufacturing, processing, training, and travel benefits.

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

Results of Operations for the Period of Inception (May 5, 2017) to January 31, 2018

As the Company was incorporated on May 5, 2017, we do not have historical operations to base current results on. The results related to the current operations do not include historical results of operations for Sharing Services prior to May 23, 2017 when we acquired Total Travel Media as noted above.

Overview

For quarterly period ended January 31, 2018, we had revenues of $960,182, cost of sales of $673,551, gross profits of $286,631, and operating expenses of $312,083, for an operating loss of $25,452. Our other expenses totaled  $3,573,603, giving us a total net loss of $3,599,055.

Since May 5, 2017 (inception) through January 31, 2018, the Company has had revenues of $960,182, costs of sales of $673,551, gross profits of $286,631, and operating expenses of $2,433,680, for an operating loss of $2,157,049.  Our other expenses totaled $4,819,389, giving us a total net loss and accumulated losses since inception of $6,976,438.

January 31,
2018
Cash and cash equivalents	$175,451
Total Assets	3,359,194
Total Liabilities	5,989,362
Stockholders’ Equity/Deficit	$(2,630,168)

Operating Expenses and Loss from Operations

		Date of Inception
		(May 5, 2017) to
	For the Quarter Ended	January 31,
	January 31, 2018	2018
General and administration	$ 194,201	288,971
Marketing expenses	-	694,207
Stock based compensation	-	1,308,948
Professional fees	117,882	151,554
Total Operating Expenses	$ 312,083	2,443,680

During the Quarter ended January 31, 2018 our loss from operations and operating expenses was $25,452.

Since inception (Mar 5, 2017) through January 31, 2018, our loss from operations and operating expenses were $2,157,049, primarily from marketing expenses of $694,207 and share based compensation of $1,308,948 incurred prior to the most recent quarter. The marketing expenses were for payments made to a related party, who was a significant shareholder and now Chairman of the Board of the Company, pursuant to a consulting and marketing agreement dated March 15, 2017, to provide marketing and consulting services, tools, websites, video production and event management services.  Stock based compensation is related to the issuance of 1,500,000 shares of common stock, to consultant, at a deemed value of $0.695 per share and the issuance of 1,065,790 shares of Series A Convertible Preferred Stock, to consultants, at a deemed value of $0.25 share.

Other Expenses

		Date of Inception
	For the Quarter Ended	(May 5, 2017) to
	January 31, 2018	January 31, 2018

Interest expense	$ 118,229	$241,424
Change in fair value of derivative liability	3,455,374	4,577,965
Total Other Expenses	$ 3,573,603	$4,819,389

For the Quarter ended January 31, 2018, interest expenses consisted of $92,790 for the amortization of the debt discount on convertible notes and $25,439 for interest expenses on notes payable. The change in fair value of derivative liability represents the day one derivate expense on inception of the convertible notes and warrants of $4,595,778 less a derivative revaluation gain at January 31, 2018 of $1,140,404.

Since inception (Mar 5, 2017) through January 31, 2018, interest expenses consisted of $183,300 for the amortization of the debt discount on convertible notes, prepayment penalties of $43,476 and $14,648 for interest expenses on notes payable.  The change in fair value of derivative liability represents the day one derivative expense on inception of the convertible notes and warrants of $6,840,064 less a derivative revaluation gain at January 31, 2018 of $2,262,099.

Liquidity and Capital Resources

The following tables present selected financial information on our capital and cash flows as of and for the period ended January 31, 2018:

January 31,
2018
Current Assets	$930,833
Current Liabilities	5,989,362
Working Capital Deficiency	$5,058,529

Date of Inception
(May 5, 2017) to
January 31,
2018
Cash Flows used in Operating Activities	$(1,156,392)
Cash Flows used in Investing Activities	(506)
Cash Flows provided by Financing Activities	1,332,349
Net Increase in Cash During Period	$175,451

As of January 31, 2018, our working capital deficiency is primarily a result of currently liabilities from a derivative liability of $5,265,314, convertible notes payable of $82,300 (net of unamortized discount) and notes payable totaling $51,500.  Our current assets consisted primarily of cash in the amount of $175,451, accounts receivable of $366,269, and prepaid expenses and deposits of $297,358.  We also had inventory of $91,755 at January 31, 2018.

Net cash used in operating activities during the period ended January 31, 2018 was $1,156,392, which consisted of a net loss of $6,976,438, reduced by net non-cash expenses of $6,070213, and net change in operating assets and liabilities of $250.967.

Net cash used in investing activities was the result of net cash retained in the merger with Total Travel Media of $57,605 and less $15,000 paid for an equity investment and investment in Property and Equipment of $43,111

Net cash provided by financing activities was from proceeds on issuance of a convertible notes for $544,000, proceeds from a promissory note from a related party of $50,000, proceeds from stock subscription and issuance of Series C Preferred Stock for $853,500, $849 proceeds from a related party, less a repayment of $15,000 on a promissory note and repayments of convertible notes payable of $101,000.

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

Going Concern

These financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. To date the Company has generated $960,182 in revenues from its business operations and has an accumulated deficit of $6,976,438. As of January 31, 2018, the Company had a working capital deficit of $5,058,529. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company has initiated extensive direct sales and social media marketing which it expects to drive significant sales volume of the Company’s products, and services over the next several months. The Company expects to become profitable and not need additional outside funding once working capital needs have been met.  The acceptance of the Company’s marketing efforts is uncertain and therefore, the Company has plans to continue to fund its business by way of private placements, promissory notes, convertible promissory notes and advances from related parties as may be required.

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

Share-based expense totaled $1,308,948 for the period of inception (May 5, 2017) to January 31, 2018.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended January 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not involved in any pending litigation or legal proceeding.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

Sales of unregistered securities by the Company during the period covered by this report were disclosed in our Current Reports on Form 8-K filed January 5, 2018 and January 26, 2018, respectively, and as such, are not required to be furnished in this report.  In addition, the Company sold additional unregistered securities during the period covered by this report as follows: during the Quarter ended January 31, 2018, the Company issued 3,680,000 restricted shares of its Series C Preferred Stock and received subscriptions for an additional 64,000 shares of Series C Preferred Stock, all pursuant to an offering by means of a private placement memorandum.  Each of the aforementioned sales of securities were made in reliance upon the exemption offered under Section 4(2) of the Securities Act of 1933.

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

SHARING SERVICES, INC.

            (Registrant)

    Date: March 26, 2018

By: /s/ John Thatch

      John Thatch

      President and Director

      Principal and Executive Officer

    Date: March 26, 2018

By: /s/ Frank A. Walters

      Frank A. Walters

      Secretary Treasurer and Director

      Principal Financial Officer

      Principal Accounting Officer