Form 10-K
period 2018-04-30
Sharing Services, Inc.
filed 2018-07-30
CIK 1644488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-K

_______________

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: APRIL 30, 2018

-OR-

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to _____________________
Commission File No. 333-205310

SHARING SERVICES, INC.

(Exact name of registrant as specified in its charter)

Nevada	30-0869786
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

1700 Coit Road, Suite 100, Plano, Texas	75075
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (469) 304-9400

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.0001 par value per share	NASDAQ

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined under Rule 405 of the Securities Act. YES [  ]     NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES [  ]     NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]     NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [  ]     NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]	Emerging growth company [X]
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act.[  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  YES [  ]     NO [X]

The aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on October 31, 2017 was approximately $20,846,800. At July 23, 2018, there were 66,770,000 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement related to the registrant’s 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

ii

In this Annual Report, references to “the Company,” “Sharing Services,” “our company,” “we,” “our,” “ours” and “us” refer to Sharing Services, Inc. and its consolidated subsidiaries unless otherwise indicated or the context otherwise requires.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K and in any documents incorporated by reference herein which are not purely historical facts, or which depend upon future events may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” or similar expressions may also identify such forward-looking statements.

Readers are cautioned not to place undue reliance on forward-looking statements since such statements speak only as of the date they were made. Any forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements, including, but not limited to, risks and uncertainties related to:

1.

The success of our growth initiatives, including our efforts to attract consumers;

•

Anticipating and effectively responding to changes in consumer preferences and buying trends in a timely manner;

•

The timing and acceptance of new products we introduce;

•

Our ability to efficiently manage and control our operating costs;

•

If we continue to incur losses from operations and are unable to generate sufficient cash from operations to fund our working capital needs, including servicing our debt;

•

Our dependence on and ability to obtain additional financing to implement our business strategies;

•

Changes in interest rates increasing the cost of servicing our debt and obtaining additional debt;

•

Our ability to attract and retain key personalities to promote our products;

•

The inability of a key personality to successfully perform his/her role to promote our products;

•

The existence of negative publicity surrounding a key personality engaged in promoting our products;

•

Our dependence on three suppliers for substantially all the products we sell and the possibility of material interruptions in the supply of products by those suppliers or increases in the prices of the products we purchase from those suppliers;

•

The highly competitive and dynamic nature of the direct selling industry;

•

Our compliance with current laws and regulations or becoming subject to new or more stringent laws and regulations in the future;

•

Products sold by us being found to be defective in labeling or content;

•

Our success in identifying acquisition candidates, completing desirable acquisitions and integrating acquired businesses;

•

The success of our initiatives to expand into new geographies, including international areas;

•

The challenges of conducting business outside the United States, including foreign currency risks associated with operating in international areas;

•

The success of our efforts to register our trademarks and protecting our intellectual property rights;

•

The risk that our products may infringe on the intellectual property rights of others; and

•

Our success in developing our information technology systems and our financial controls.

The events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. As a result, our actual results may differ materially from the results contemplated by these forward-looking statements. We assume no obligation to publicly update or revise any forward-looking statements.

iii

PART I

ITEM 1. BUSINESS

Introduction

Sharing Services, Inc. (“SHRV,” “we” or “the Company”) is a diversified holding company specializing in the direct selling industry. The Company owns, operates, or controls an interest in a variety of companies that sell products and services to the consumer directly through independent representatives that range from health and wellness, energy, technology, insurance services, training, media and travel benefits. Our website is https://www.sharingservicesinc.com. We believe our management team and affiliated companies and consultants are industry leaders with extensive experience in all the areas of the direct selling or network marketing industry as well as familiarity with our product offerings.

The Company was originally formed to develop and market a taxi-ride sharing website and application (“web app”). Beginning in February 2017, the Company expanded its business model to also offer a wide range of travel and technology management products and services which are currently being offered through direct channels.

In December 2017, the Company launched a wholly-owned subsidiary operating under the trade name “Elepreneurs.”  Elepreneurs’ meaning is derived from Elevated Entrepreneur. This subsidiary is structured as a sales and marketing company that currently has over 10,000 independent representatives and markets all the Company’s products and services. One of the leading product lines of Elepreneurs is called “Elevate.” The Elevate product line consists of Nutraceutical products which the Company terms “D.O.S.E.” (Dopamine, Oxytocin, Serotonin and Endorphins) and was developed and is owned by another of the Company’s wholly-owned subsidiaries, “Elevacity Global.” This product line has accelerated the Company’s growth over the last two quarters enabling the Company to expand its operations and expand into the direct selling industry at a rapid pace.

The Company uses a direct-selling model with a subscription-based portal and, as part of its growth strategy, has completed several acquisitions and purchases of equity interest in businesses it believes have a leading position in the direct selling industry, technology management sectors and services directly relating to this industry. Subject to approval by its Board of Directors (the “Board”), the Company intends to continue to make strategic acquisitions of and purchases of equity interests in businesses that complement its business competencies and growth strategy to meet or exceed its objectives and create shareholder value.

Please see “Significant Recent Acquisitions” and “Our Acquisition and Growth Strategy” below.

The Company was incorporated in the State of Nevada on April 24, 2015 and has a fiscal year ending April 30.

Significant Recent Acquisitions

Total Travel Media

On May 23, 2017, the Company entered into a Share Exchange Agreement with Total Travel Media, Inc. a Nevada corporation (“Total Travel Media” or “TTM”). Pursuant to the terms of the Agreement, the Company acquired all of the outstanding shares of capital stock of TTM in exchange for (i) 10,000,000 shares of the Company’s Common Stock Class B, par value $0.0001 per share and (ii) 10,000,000 shares of the Company’s Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”).

TTM is a leading travel and technology management product and services provider. TTM produces videos and interactive tools for hotels, resorts and other travel-related locations that will show the consumer the benefits of such. In addition, it is designed to attract visitors and consumers through social media to those specific locations and has uses for personal social media exposure for celebrities and high-profile individuals.

Four Oceans

On September 29, 2017, the Company entered into a Share Exchange Agreement with Four Oceans Holdings, Inc., a Nevada corporation (“Four Oceans”). Pursuant to the terms of the Agreement, the Company acquired all of the outstanding shares of capital stock of Four Oceans in exchange for the issuance of 75,000,000 shares of the Company’s Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”). Following the closing, Four Oceans became a wholly-owned subsidiary of the Company.

Prior to the Company’s acquisition of Four Oceans, it was controlled by Alchemist Holdings, LLC, a company controlled by the Chairman of our Board of Directors. Alchemist Holdings received 50,000,000 shares of our Series A Preferred Stock; Bear Bull Market Dividends, Inc., a Company that is a significant shareholder of Sharing Services, received 20,000,000 shares; and Research and Referral BZ, a shareholder of the Company, received 5,000,000 shares. Since these transactions are between entities under common control, the Company treated the acquisition under the pooling-of-interests method and has consolidated financial results since the initial date in which the above companies were under common control. Assets and liabilities were combined on their carrying values and no recognition of goodwill was made. The Company’s calculation of earnings per share is based on the new parent-company shares issued to the shareholders of the Company.

Four Oceans owns and operates an online travel platform. We believe its online search engine tool, “Four Oceans Explorer,” provides Elepreneurs-based users the best guaranteed rates, on over 400,000 hotels, cruises, rental cars, extended stays and time-share properties from around the world. It also provides Lifestyle and Marketplace rewards that can allow discounts on many retail products and services.

212 Technologies, LLC

On May 21, 2017, the Company entered into a Stakeholder and Investment Agreement pursuant to which it acquired a 24% interest in 212 Technologies, LLC (“212 Tech”), a Montana limited liability company, in exchange for 5,628,750 shares of its Series A Preferred Stock with a deemed value of $0.25 per share, or $1,407,188, and $100,000 in cash. 212 Tech is a leading developer of end-to-end online marketing and direct sales software systems.

Under the terms of the Stakeholder and Investment Agreement, the Company has the option to acquire an additional 24% interest in 212 Tech at a future date in exchange for an additional 10,000,000 shares of the Company’s Series A Preferred Stock, when both of the following conditions have been met: (i) one year has passed from the Closing Date; and (ii) the closing price of the Company’s common stock equals or exceeds $10.00 per share, as reported by OTC Markets, Inc. The Company, in exchange, received a non-exclusive, non-royalty bearing, perpetual, worldwide license of certain the intellectual property rights of 212 Tech.

212 Tech has revolutionary technology that has created an “APP” for the direct selling industry that we believe will change the way Independent Representatives will grow their businesses. This “APP” will ensure that the users are compliant with the companies they represent and give a clear and concise message to the prospect. In addition, this “APP” can be marketed to and could benefit any company in the direct selling industry. We plan to use this “APP” in our organization and license it to many other companies.

561 LLC

On October 4, 2017, the Company entered into a Share Exchange Agreement pursuant to which it acquired a 25% interest in 561 LLC in exchange for 2,500,000 shares of our Series A Preferred Stock with a deemed value of $0.25 per share, or $625,000, in four equal installments as follows: (a) 625,000 shares were issued within 5 days of the Closing Date; (b) 625,000 shares were issued on or before December 31, 2017; (c) 625,000 shares were issued on or about April 30, 2018; and (d) 625,000 shares to be issued on or before August 31, 2018. As of April 30, 2018, 1,875,000 shares of our Series A Preferred Stock had been issued in connection with the acquisition of 561 LLC.

Under the terms of the Share Exchange Agreement, the sellers shall be entitled to an additional 2,500,000 shares of our Series A Convertible Preferred Stock when both of the following conditions have been met: (a) one year has passed from the Closing Date and (b) the closing bid price of the Company’s common stock equals or exceeds $5.00 per share, as reported by OTC Markets, Inc. In addition, under the terms of the Share Exchange Agreement, the sellers shall be entitled to an additional 2,500,000 shares of our Series A Convertible Preferred Stock when the following additional conditions have been met: (a) the Company shall be the owner of record of no less than 40% of the members’ interests in each of (i) 561 LLC and (ii) its affiliated company, America Approved Commercial, LLC.

561 LLC controls the top revenue spot in the Direct Cellars Wine Company (“Direct Cellars”). Direct Cellars is a direct selling company that sells memberships and promotes wine education for their wine club members. Direct Cellars operates in the United States, the United Kingdom, Germany and Australia.

America Approved Commercial LLC

On October 4, 2017, the Company entered into a Share Exchange Agreement pursuant to which it acquired a 25% interest in America Approved Commercial LLC (“America Approved”) in exchange for 2,500,000 shares of its Series A Preferred Stock with a deemed value of $0.25 per share, or $625,000. As of April 30, 2018, 1,875,000 shares of our Series A Preferred Stock had been issued in connection with the acquisition of America Approved.

Under the terms of the Share Exchange Agreement, the sellers shall be entitled to an additional 2,500,000 shares of the Company’s restricted Series A Preferred Stock when both of the following conditions have been met: (a) one year has passed from the Closing Date and (b) the closing bid price of the Company’s common stock equals or exceeds $5.00 per share, as reported by OTC Markets, Inc. In addition, under the terms of the Share Exchange Agreement, the sellers shall be entitled to an additional 2,500,000 shares of our Series A Convertible Preferred Stock when the following condition has been met: the Company shall be the owner of record of no less than 40% of the members’ interests in each of (i) America Approved and (ii) its affiliated company, 561, LLC.

America Approved is an energy broker that represents over 40 different power and electrical companies and provides electric power to both residential and commercial customers in 17 states in the U.S. We will be using the company to offer these services throughout our independent representatives and to produce revenue potentially in the 17 states.

Medical Smart Care LLC

On October 4, 2017, the Company entered into a Share Exchange Agreement pursuant to which it acquired a 40% interest in Medical Smart Care LLC (“Smart Care”) in exchange for 1,000,000 shares of its Series A Preferred Stock with a deemed value of $0.25 per share, or $250,000, in four equal installments as follows: (a) 250,000 shares were issued within 5 days of the Closing Date (b) 250,000 shares were issued on or before December 31, 2017; (c) 250,000 shares were issued on or before April 30, 2018; and 250,000 shares are to be issued on or before August 31, 2018. As of April 30, 2018, 750,000 shares of our Series A Convertible Preferred Stock had been issued in connection with the acquisition of Smart Care.

Smart Care is a provider of a medical smart-card that allows its users the ability to connect with medical personnel through video chat and assist them with certain types of diagnosis and advice for certain ailments. The card also provides a wide range of discounts at pharmacies and vision centers.

LEH Insurance Group LLC

On October 4, 2017, the Company entered into a Share Exchange Agreement pursuant to which it acquired a 40% interest in LEH Insurance Group LLC (“LEHIG”) in exchange for 500,000 shares of its Series A Preferred Stock with a deemed value of $0.25 per share, or $125,000. Under the terms of the Share Exchange Agreement, the sellers shall be entitled to an additional 500,000 shares of the Company’s Series A Preferred Stock when the following condition has been met: prior to December 31, 2018, LEHIG has booked contracts representing insurance premiums of no less than $500,000. In addition, under the terms of the Stakeholder and Investment Agreement, the sellers shall be entitled to an additional 500,000 shares of the Company’s Series A Preferred Stock when the following condition has been met: prior to December 31, 2018, LEHIG has booked contracts representing insurance premiums of no less than $1,000,000.

LEHIG is an independent agency that offers affordable and reliable insurance choices across Texas. Independent insurance agencies typically sell a variety of insurance and financial products, including property insurance and casualty insurance, life insurance, health insurance, disability insurance, and long-term care insurance. LEHIG sells insurance policies that protect individuals and businesses from financial loss resulting from automobile accidents, fire, theft, storms, and other insurable perils. For businesses, property and casualty insurance can also cover  Workers Compensation Insurance, product liability claims, or medical malpractice claims. LEHIG represents a number of insurance companies, or “carriers”, and sells the products that most appropriately meet the needs of their clients. Agents typically are very well trained and knowledgeable of the complexities of the insurance market and insurance law. In addition to insurance policies, agents often sell mutual funds, annuities, and products that address wealth management, retirement and estate planning. LEHIG is licensed by all the states in which they sell insurance and financial products. LEHIG is also the agency that sells our Elepreneur Hooray Health insurance plans.

Key Industry and Business Trends

We believe the following key industry and business trends and characteristics will influence our growth and our financial results in a positive way going forward:

•

From 2011 to 2016, the number of people involved in direct selling in the United States grew by 31.4%, outpacing U.S. retail sales growth according to “Direct Selling in 2016: An Overview” and “Direct Selling Fact Sheet” published by the Direct Selling Association (DSA) in 2016. By comparison, over the same period, retail sales in the U.S. grew from $29.9 billion to $35.5 billion, up just 19%;

•

Interest in direct selling has been on an upward trend in recent years. In 2011, 15.6 million people in the U.S. were involved in direct selling. In 2016, that number hit 20.5 million, up over 31%;

•

Classified by major product category, the most lucrative sectors of the direct selling industry include Wellness products and Value-added Services. Wellness products alone, such as those marketed through the “Elevacity” brand, accounted for more than $12 Billion in sales in 2016;

•

People involved in direct selling have a higher than average percentage of annual incomes over $50,000, at 58%. They also have a higher level of average education, with 52% of direct sellers being college graduates compared to 28% of all Americans; and

•

Independent contractors prioritize being one’s own boss, flexibility in schedule and having a better work life balance, according to Bloomberg. With these factors in mind, more than three-quarters of independent contractor’s report being highly satisfied with their work.

Business Segments, Geographic Area Information and Seasonality

Please see Note 14 of the Notes to Consolidated Financial Statements in ITEM 8 — “Financial Statements and Supplementary Data” contained elsewhere in this Annual Report for information about our business segments and geographic area information.

The Company’s travel services business is subject to seasonality inherent to the travel and tourism industries in the United States and Canada. The travel and tourism industries experience greater passenger activity in the period from March to September than during the rest of the year. These industries also may be adversely affected by acts of terrorism and natural disasters from time to time.

We believe sales of our health and wellness, energy, technology, insurance services, training and media products are not seasonal in nature.

Our Acquisition and Growth Strategy

We believe there are significant opportunities to increase our sales volume and profitability through the further implementation of our growth strategy, including through strategic acquisitions.

During the period from inception (May 5, 2017) to April 30, 2018, we completed several acquisitions and purchases of equity interests in business we believe have a leading position in the direct selling industry, technology management sectors and services directly relating to this industry. Please see “Significant Recent Acquisitions” above.

Other key elements of our growth strategy are to:

Competitive Strengths

We believe the following competitive strengths differentiate us from our competitors and will help drive our future growth: Three key differentiators separate Sharing Services, Inc. from our competitors in the direct sales and traditional consumer spaces. One is our proprietary Elevacity Global product line nutraceuticals D.O.S.E. component which is sourced through exclusive strategic partnerships. The second is our technology-driven marketing initiatives which emphasize the nutritional value or health benefits of our health and wellness product offerings.  Third is our ability to offer industry exclusive brands.

Recently Launched Brand

Our goal has been to empower the health-conscious global community with emphasis on Health, Wealth and Happiness. To achieve this objective, we launched our Elevacity product line, marketed and exclusively distributed through our subsidiary Elepreneurs. During the first two quarters of launching this product line we have experienced sales in excess of $8.0 million, and we believe this product line will revolutionize how people take care of their health by facilitating the convergence of the Company’s nutraceuticals, advanced technologies and most complete entrepreneurial opportunity in the market place.

Key Products and Services

Sharing Services’ mission is to produce and deliver products and services that improve Health, Wealth and Happiness by creating products and services from within the Company’s management team, through strategic partnerships and an independent sales force with the direct selling model. We take pride in our commitment to offering the finest products and services throughout the industry, including, but not limited to:

Elevate Smart Coffee - A great tasting micro-ground, functional coffee that contains a proprietary blend of Nootropic ingredients designed to assist with mental clarity, memory and energy.

Elevate Keto Cre - A delicious non-dairy Ketogenic creamer designed to support a healthy “Keto” diet.

Elevate Choclevate - A delicious Nootropic Hot Chocolate designed to assist in the elevation of mood, mental focus and energy

Elevate Xanthomax - An encapsulated dietary supplement designed to deliver xanthohumol, a powerful antioxidant that assists in elevating mood.

Elevate Pure 2.0 – A unique, patent pending, Zeolite dietary supplement designed to assist in the removal of toxins and heavy metals from the body.

Elevate Vitamin Patch – All natural, time released topical patch delivery system which releases supplements through the skin unlike pills, powders and liquids.

Elier Mud Mask - An organic anti-aging mask designed to infuse the skin with vital nutrients to help purify the skin while assisting in the reversal of age related wrinkles and blemishes.

Timeless - An all-natural skin tightening product designed for both men and women that results in immediate firming effects while promoting elasticity over time.

Elier Serum - Anti-aging skin care designed to deeply nourish and regenerate at the cellular level resulting in a more youthful look.

Distribution

Our main distribution center is operated by a third-party logistics provider located in Addison, Texas. We also operate a smaller fulfillment center in our corporate headquarters which capitalizes and improves our product distribution and delivery with cost savings and efficiencies for our distributors and customers. We purchase our products from independent formulators and manufacturers. We service individual product orders and ship to individual customers and distributors throughout the United States and Canada, and intend to offer our products to customers in other geographies.

Distributors and their customers pay for products prior to shipment, resulting in minimal amounts of accounts receivables. Distributors and customers are provided a web-based platform to place customer service orders online with the Company and are supported by phone or live chat through our in-house call center.

Competition

The market for our products and services designed to enhance physical and mental performance is large and growing, and intensely competitive. Our primary competitors include other network marketing companies that manufacture and market herbal remedies, nutritional products and personal care products. We also compete with large traditional retail businesses that offer products in similar categories. To attract positive industry attention and hold sustainable market advantage, we emphasize differentiators such as our company culture, our exclusive access to unique ingredients, the quality and efficacy of our products and the reliability and convenience of our distribution system. We emphasize products and services that improve health, wealth and happiness of our distributors and customers rather than one specific product or service that most companies focus on. We take pride in our commitment to offering our distributors and our customers the very best tools and support in the industry.

Herbal remedies, personal care, and nutritional products can be purchased in a wide variety of channels of distribution. While we believe that consumers appreciate the convenience of ordering products from home through a sales person they know and trust or through a catalog, the buying habits of many consumers indicate they may not wish to change their preference for purchasing products through traditional retail channels. We address this challenge directly in our marketing approach.

We also compete for Elepreneurs (independent distributors) with other direct selling organizations, many of which have a longer operating history, higher visibility, name recognition, and financial resources. Some of the dominant network marketing companies in our existing markets are Amway Corporation, Herbalife and NuSkin Enterprises, to name a few. We also compete with many smaller network marketing companies that also offer personal care products, health and nutrition products. We compete for new Elepreneurs on the strength of our product line, leadership training, compensation plan, marketing focus, corporate values and management leadership strengths.

Product Guarantees

Our 30-day, 100% customer satisfaction policy applies to all our products, sometimes subject to a restocking fee. This policy improves our customer and Elepreneurs satisfaction and brings us in line with Direct Selling Association recommendations.

Sales and Marketing

We rely on a network marketing system for the distribution of our products through our independent representatives (referred to as Elepreneurs) and customer referrals. Our revenue depends directly upon the sales efforts of our Elepreneurs. We distribute our products exclusively through independent representatives who have contracted directly with the Company. Elepreneurs are entitled to purchase products from us for personal use or for resale, depending on their market, and the sales by our Elepreneurs have the potential to earn commissions. Individuals who join as Elepreneurs may enroll and sponsor other Elepreneurs and may further earn commissions from the resale of products. Our compensation plan provides multiple ways to earn income for our Elepreneurs.

We offer our products online and each Elepreneur position that is purchased also includes a virtual online website. Known as a replicated website and “Backoffice,” this is where Elepreneurs can manage, monitor, and operate their businesses 24 hours a day from any location with internet access. This site is password protected, exclusive to Elepreneurs and provides access to Company news, order information, commission information, product tracking, product information, and a library of Company documents geared to help them with their business, such as frequently-asked questions and various forms and reference materials. We also offer additional for-purchase tools like marketing material and educational tools to help enhance their business experience.

In addition, we offer a replicated website model to our Elepreneurs allowing them to obtain an immediate online presence and personal URL for their business, which they can use as a place to direct potential new Elepreneurs to learn about the Company and sign up as Elepreneurs. Features on this website include Company information, video and flash presentations, prospect management and follow-up, online registration of new Elepreneurs, online product ordering, online customer service and a “contact me” function that allows anyone visiting the website to contact an Elepreneur directly via email.

Enrollment and Sponsorship

Any person may join the Company as an Elepreneur to purchase products for personal use or to build a sales organization.  Elepreneurs are independent contractors and are thus prohibited from representing themselves as our agents or as employees of the Company.  Enrollment and sponsorship activities are encouraged, but not required of our Elepreneurs. Successful Elepreneurs will both enroll and sponsor new Elepreneurs. The sponsoring of new Elepreneurs creates multiple levels in a network marketing structure. Individuals that an Elepreneurs sponsors are referred to as “downline,” or “sponsored” Elepreneurs. If downline Elepreneurs also sponsor new Elepreneurs, they create additional levels in the structure, but their downline Elepreneurs remain in the same downline network as their original sponsoring Elepreneurs.

Elepreneurs assist their downline Elepreneurs to successfully sponsor new Elepreneurs. While we provide product and Company brochures, magazines, websites, videos and other sales and marketing materials, our greatest success and retention comes from Elepreneurs who are accountable and responsible for educating and training new Elepreneurs with respect to our products and how to build and maintain a successful business.

Generally, Elepreneurs who are new to network marketing invite friends, family and acquaintances to attend conference calls, review websites and marketing materials, or attend personal or company-sponsored meetings. Elepreneurs with a history in direct sales are quick to invite their contacts within the industry to experience the difference that our Company brings to the network marketing profession. Some people are attracted to become Elepreneurs after experiencing our products and desiring to enjoy the wholesale pricing that Elepreneurs receive.

Turnover is a typical aspect of the direct selling or network marketing industry. Our Elepreneurs understand that to prevent a possible decline in their organization and sales volume, the enrollment, sponsoring and training of new

Elepreneurs is necessary to increase the overall Elepreneurs force and motivate new and existing Elepreneurs. We may experience seasonal decreases in Elepreneurs sponsoring and product sales because of holidays and customary vacation periods. We cannot predict the timing or degree of these enrollment fluctuations because of the number of factors that impact the sponsoring of new Elepreneurs. We cannot assure that the number, growth or productivity of our Elepreneurs will be sustained at current levels or increase in the future.

Regular conference calls, the materials available online, training events, corporate events and Elepreneurs Support offerings help to provide a duplicable business model that help new Elepreneurs successfully begin their independent contractor business.

Elepreneurs Contract

A potential Elepreneur must enter into a standard Elepreneurs Agreement which governs the relationship between the Company and the Elepreneurs in accord with our policies and procedures. Elepreneurs, may purchase a non-commissionable Kit which includes all the business building websites, web back office and online tools. No product purchases are required to become an Elepreneur, and large inventory product purchases are discouraged. However, in order to receive compensation as an Elepreneurs, personal or customer monthly purchases and/or personal customer sales of a certain amount of volume are required. Our Elepreneurs Agreement and Policies and Procedures, which outline the scope of permissible marketing activities, and information on the compensation plan are provided. Our Elepreneurs rules and guidelines are designed to provide Elepreneurs with maximum flexibility and opportunity within the bounds of governmental regulations regarding product claims, network marketing and prudent business policies and procedures. Elepreneurs are obligated to present our products and business opportunity ethically and professionally. Elepreneurs contractually agree to abide by all local, state and federal laws and regulations pertaining to the advertising, sale and distribution of our products. All advertising must be factual and not misleading and an Elepreneur’s account may be terminated for making false claims about the income potential, the compensation plan, or product efficacy.

Elepreneurs must represent to potential Elepreneurs that the receipt of commissions is based on sales and substantial efforts. Products may be promoted by personal contact or by literature produced or approved by the Company. In traditional retail environments, our products generally may not be sold, and the business opportunity may not be promoted.

We are not in a position to provide the same level of direction, motivation, and oversight to our Elepreneurs as we would our own employees because the Elepreneurs are independent contractors residing across the United States and in other countries. We review alleged reports of Elepreneurs misconduct or breach of contract to enforce contract compliance. If we determine that an Elepreneur has violated any of the Elepreneurs Policies or Procedures, we may elect to educate the Elepreneurs regarding the contract terms or impose sanctions such as warnings, probation, suspension of privileges of Elepreneurship, withholding commissions until specified conditions are satisfied, termination of the Elepreneur’s rights completely or other appropriate injunctive relief. An Elepreneur may voluntarily terminate their position at any time.

Compensation Plan

We believe our Compensation Plan brings together the best of uni-level compensation plans. Each personally enrolled Elepreneur is considered a personally sponsored position. The Enrollment structure addresses the uni-level features of the plan, with no limit to how many Elepreneurs can be enrolled per level. The Placement structure addresses the features of the plan. Each Elepreneur can have unlimited individuals in their organization, and everyone contributes building by placing their enrollments.

An Elepreneur could begin earning commissions when their personally invited Elepreneurs make the first purchase. Our intention is to ensure that all new Elepreneurs receive the know how to achieve success in this business. We believe we provide a format for them to succeed. Each person begins in the program by enrolling an Elepreneur. They then work to help mentor and educate the Elepreneurs they recruited and others in their organization do the same. We believe when everyone is following the same actions the result can be impressive and it also promotes team building. We believe when people work as a team, they can be rewarded for their team actions.

The Company pays certain weekly and monthly bonuses and certain matching bonuses. We also offer lucrative one-time cash bonuses to people who reach new ranks for the first time. These cash bonuses vary depending on the level of their success.

Each of our product carries a specified number of commissionable volume, and commissions or bonuses are based on an Elepreneur’s personal qualification, organizational, and commission volumes.

An Elepreneur receives commissions based on a percentage of the sales volume of their downline weekly and monthly. Commission qualification volume points are essentially based upon a percentage of the product’s wholesale cost, net of any sales related taxes. As an Elepreneur’s retail business expands, and as they successfully sponsor other Elepreneurs into the business, both of which expand their business, the Elepreneurs can receive more commissions from the expanded sales volume of the downline. An Elepreneur receives weekly commission bonuses by remaining in good standing with the Company and by generating a minimum of Personal Volume (PV).

As with any business, individual results may vary, and will be based on the Elepreneurs’ personal capacity, business experience, expertise and level of desire. There are no guarantees concerning the level of success Elepreneurs may experience. The examples used in the Company’s training materials are exceptional results, which may not apply to an average Elepreneur, and are not intended to represent or guarantee that anyone will achieve the same or similar results. There are several ways for Elepreneurs to get paid under the Company’s compensation plan.

Trademarks, Patents and Intellectual Property

We are in the process of applying for trademark protection in the United States and in other countries where we currently do business or intend to do business in the future. The Company anticipates securing multiple U.S. trademarks and foreign trademarks. As we continue to expand internationally, trademark protection is increasingly important for brand recognition as Elepreneurs and consumer loyalty. It is standard Company practice to follow through with ongoing trademark registration in the United States and other countries where we are experiencing growth.

A number of our products utilize proprietary formulations and processes. Although we do not directly hold any patents currently, a number of our key vendors have secured or applied for patents to maintain exclusivity for the ingredients or integrated products they supply to us. To protect our own intellectual property and proprietary processes that are material to the long-term health and profitability of the Company, we maintain disciplined business practices to manage trade secrets and use various forms of confidentiality and non-disclosure agreements.

Our exclusive product is listed, and we exercise special vigilance in the area of compliance. For this reason, we employ a compliance team that closely monitors all company and Elepreneurs’ messaging and is empowered to edit or remove all non-compliant language pertaining to our products.

Strategic Partnerships

We maintain good relationships with our key vendors to ensure a continuous supply of our key products. During 2017 to current we relied on three principal suppliers for our product. Although there are other providers in the world who claim to produce similar products our sourcing information indicates that the products we offer are the best quality.

We retain the freedom to use any competitive suppliers to garner control over our product costs, quality and lead times for manufacturing and delivery. Our inventory control system ensures appropriate available volumes of finished product based on the anticipated movement of each item in our catalog.

Regulatory Environment

Direct Selling Activities

Direct selling activities are regulated by various federal, state and local governmental agencies in the United States and by similar agencies in foreign countries. We believe the Company’s method of distribution is in compliance in all material respects with the laws and regulations relating to not-for-resale and direct selling activities in the United States, and other countries where we operate. These laws and regulations are generally intended to prevent fraudulent or deceptive practices, often referred to as “pyramids,” “money games,” “business opportunity” or “chain sales” schemes that promise quick rewards for little or no effort, require high entry costs, use high-pressure recruiting methods, and/or do not involve legitimate products. These laws and regulations can impose certain cancellation or product return obligations on us, impose inventory buy-backs obligations on us and provide “cooling-off” rights for consumers. In addition, such laws and regulations can require us to register with governmental agencies and can otherwise impose limiting regulatory requirements on us.

The purpose of these laws and regulations is to ensure that Elepreneurs are compensated for sales of products and not for recruitment of new Elepreneurs. The extent and provisions of these laws vary from state to state and internationally. International laws may impose significant restrictions and limitations on our business operations. For example, in foreign countries where we have not yet established a local office, our Elepreneurs and customers may purchase product through a not-for-resale program enabling them to receive product for personal consumption, but may not be allowed to retail the product to consumers.

Any assertion or determination that we are not in compliance with existing laws or regulations could potentially have a material adverse effect on our business and results of operations. We cannot assure that regulatory authorities in our existing markets will not impose new legislation or change existing legislation that might adversely affect our business in those markets. Also, we cannot assure that new judicial interpretations of existing law will not be issued that adversely affect our business. Regulatory action, whether or not it results in a final determination adverse to us, has the potential to create negative publicity, with detrimental effects on the motivation and recruitment of our Elepreneurs and, consequently, on our revenue and net income.

Regulation of Personal Care and Nutritional Food Products

Our products and related marketing and advertising are subject to governmental regulation by various domestic federal, state and local agencies and authorities, including the U.S. Food and Drug Administration, which regulates food, medical products and cosmetics. The advertising and marketing of our products are regulated by the Federal Trade Commission, which enforces consumer protection laws regarding truth in advertising. The Consumer Product Safety Commission protects the public from unreasonable risk of injuries and death associated with consumer products, and the U. S. Department of Agriculture regulates food safety and quality. Similar types of agencies also exist in our foreign markets. To date, we have not experienced any governmental actions related to health or safety and food and drug regulations for our products.

Our markets have regulations concerning product formulation, labeling and packaging. These laws and regulations often require us to, among other things, conform product labeling to the language and regulations, and register or qualify products with the applicable government authority or obtain necessary approvals or file necessary notifications for the marketing of such products. Many of our existing markets also regulate product claims and advertising. These laws regulate the types of claims and representations that can be made regarding the capabilities of products. For example, in the United States we are unable to make any claim that our nutritional products will help diagnose, cure, mitigate, treat, or prevent disease.

Employees

As of the date of this Annual Report, the Company has less than 25 full-time employees, with some services, employee and management functions being performed by consultants. Many of these employees directly support the Elepreneurs network. Our employees are not presently covered by any collective bargaining agreement. We believe our relationships with our employees are good.

Access to Public Filings

Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, and amendments to such reports are available to any person, without charge, upon written request to our Investor Relations Department at 1700 Coit Road, Suite 100, Plano, Texas 75075.

In addition to our website, you may read and copy public reports we file with or furnish to the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains our reports, proxy and information statements, and other information that we file electronically with the SEC at www.sec.gov.

ITEM 1A. RISK FACTORS

You should carefully review and consider the risks described below, as well as the other information in this report and in other reports and documents we file with the SEC when evaluating our business and future prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties, not presently known to us, or that we currently see as immaterial, may also occur.  If any of the following risks or any additional risks and uncertainties actually occur, then our business, financial condition and results of operations could be seriously harmed. In that event, the market price of our common stock could decline and you could lose all or a portion of the value of your investment in our common stock. You should not draw any inference as to the magnitude of any particular risk from its position in the following discussion.

Risks Incidental to our Business:

Our growth initiatives, including our efforts to attract new consumers, may not be successful.

We are an emerging growth company with no significant sales history prior to December 2017. We have made significant investments in our strategic growth initiatives, including our various marketing initiatives designed to attract new customers. We cannot assure you that these strategic initiatives will result in the increased sales growth that we expect, which could have a material adverse effect on our financial position and results of operations.

We may be unable to anticipate and effectively respond to changes in consumer preferences and buying patterns in a timely manner.

Our success depends in part on our ability to anticipate, assess and react in a timely manner to changes in consumer buying patterns and preferences, particularly for specific health and wellness and travel products and services. We expect continuously changing consumer buying patterns and preferences to influence future demand for health, wellness and travel products and services. If we do not timely identify and properly respond to evolving trends and changing consumer demands for these products and services, our financial position and results of operations may be adversely affected.

The timing and acceptance of new products we introduce may not be successful.

Our success depends in part on our ability to develop or acquire and introduce new products and services that appeal to our targeted customer base. If we do not timely develop or acquire and successfully introduce new products and services or if such products and services are not received well by consumers, our financial position and results of operations may be adversely affected.

Our Ability to Efficiently Manage and Control our Operating Costs.

Our ability to grow profitably depends in large part on our ability to successfully control our operating expenses. In furtherance of this strategy, we have engaged in ongoing activities to control costs, including the recent implementation of an operating budget and management reporting systems. We cannot assure you that our strategic initiatives and cost control efforts will result in the increased profitability or other benefits that we expect, which could have a material adverse effect on our financial condition and results of operations.

We continue to incur net losses from operations and must rely on additional financing to implement our business strategies.

The Company’s working capital (current assets less current liabilities) was negative and it had an accumulated deficit at April 30, 2018, negative cash flows from operations and has experienced periodic cash flow difficulties. These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern. Our inability to raise additional capital or to obtain additional financing, if needed, could inhibit our ability to implement our business strategies and meet our goals. This, in turn, could slow the financial momentum the Company is currently experiencing.

Because our direct-to-consumer sales rely on the marketability of key personalities, the inability of a key personality to perform his or her role, or the existence of negative publicity surrounding a key personality, could adversely affect our revenues.

Direct-to-consumer products may be marketed with a key personality through our independent Elepreneurs channels. The inability or failure of a key personality to fulfill his or her role, or the ineffectiveness of a key personality as a spokesperson for a product, a reduction in the exposure of a key personality due to the discontinuance of a marketing program, or otherwise, or negative publicity about a key personality may adversely affect the sales of our product associated with that personality and could affect the sale of other products. A decline in sales would negatively affect our results of operations and financial condition.

We depend on three suppliers for substantially all the products we sell and the loss, or unexpected interruption, of this source could materially adversely affect our results of operations and financial condition.

A shortage of raw materials or an unexpected interruption of product supply from these suppliers could result in higher prices for these products.  In the event of loss of these suppliers we may no longer be able to continue to offer these products. We may not be able to raise prices sufficiently or quickly enough to offset the negative effects of the loss of product lines, which may adversely affect our results of operations or financial condition.

The failure of our suppliers to supply product of adequate quality, in sufficient quantities, at a favorable price, and in a timely fashion could adversely affect our results of operations.

We currently buy our products principally from three suppliers. The loss of any of our principal suppliers or of a supplier that provides any hard-to-obtain materials could adversely affect our business operations. Although we believe that we could establish alternate sources for most of our products, any delay in locating and establishing relationships with other sources could result in product shortages, with a resulting loss of sales and customers. In certain situations, we may be required to alter our products or to substitute different materials from alternative sources.

Product liability claims could harm our business. We may be required to pay for losses or injuries purportedly or caused by our products.

Historically, we have had no product liability claims. We have experienced difficulty in finding insurers that are willing to provide product liability coverage at reasonable rates due to insurance industry trends and the rising cost of insurance generally. However, we have elected to purchase product liability insurance which minimizes the Company’s financial risk. If any of our products are found to cause any injury or damage, we believe the liability insurance coverage should substantially minimize the adverse financial impact to the Company. However, there is some risk the Company will be subject an amount of liability associated with any injuries or damages. This liability could be substantial and may exceed our reserves.

We may not be able to successfully identify acquisition candidates or successfully finance and complete desirable acquisitions.

In the past year, we have completed several strategic acquisitions and we intend to pursue additional acquisitions in the future. We actively review acquisition prospects that we believe would complement our existing product competencies, increase the size and geographic scope of our operations or otherwise offer profitable growth and operating efficiency opportunities. There can be no assurance that we will continue to identify suitable acquisition candidates. If suitable candidates are identified, we may be unable to reach agreeable acquisition terms with such candidates or may not have access to sufficient funds to fund such acquisitions. We compete against many other companies, some of which are larger and have greater financial and other resources than we do. Increased competition for acquisition candidates could result in fewer acquisition opportunities and higher acquisition prices. In addition, our ability to fund future acquisitions is dependent on our ability to obtain sufficient additional financing. We may be unable to finance acquisitions to grow our business or to improve our financial and competitive position.

Our planned expansion into foreign markets exposes our business to risks related to those economies which may adversely affect our results of operations.

We have entered into agreements with Elepreneurs in the U.S. and we may establish similar arrangements in other countries in the future. As a result, our future revenues may be affected by the economies of these countries. Our international operations are subject to a number of risks, such as, unexpected changes in regulatory environments, import and export restrictions and tariffs, difficulties in staffing and managing international operations, potentially adverse recessionary environments and economies outside the United States, and possible political and economic instability.

Risk Incidental to our Preferred Shareholder Rights:

The Board has authorized the issuance of up to 200,000,000 shares of our Convertible Preferred Stock and, at April 30, 2018, there were 100,644,540 shares of our Preferred Stock issued and outstanding. The affirmative vote of the holders of 86% of the issued and outstanding shares of our Convertible Preferred Stock is required for the Board to declare dividends upon our shares of common stock, unless the shares of our Convertible Preferred Stock are to receive the same dividend as the common shares, on an as converted basis. In addition, the issued and outstanding shares of our Convertible Preferred Stock are senior with regards to distributions in the event of the dissolution, liquidation, or winding up of the Company, whether voluntary or involuntary. Furthermore, the issued and outstanding shares of our Convertible Preferred Stock have voting rights that are equal or senior to the voting rights of our common shares. These preferred shareholder rights may constitute a material limitation on the dividend, distribution and voting rights of our common shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2. PROPERTIES

The following table provides the location for our most significant facilities, as of April 30, 2018:

Location	Type of Facility	Sq. Feet
Leased Properties:
Plano, Texas	Corporate Headquarters	18,300
Plano, Texas	Office	3,500

ITEM 3. LEGAL PROCEEDINGS

We may be involved, from time to time, in claims and lawsuits incidental to the conduct of our business in the ordinary course. We carry insurance coverage in such amounts as we believe to be reasonable under the circumstances and that may or may not cover any or all of our liabilities in respect of these matters. We do not believe that the ultimate resolution of these matters will have a material adverse impact on our consolidated financial position, cash flows or results of operations.

We are subject to a number of U.S. federal, state and local laws and regulations. These laws and regulations govern, among other things, labor relations, the labeling and safety of the products we sell, and the methods we use to sell these products. We believe that we are in material compliance with all such laws and regulations, although no assurance can be provided that this will remain true indefinitely in the future.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for the Registrant’s Common Equity

Market Information

Our common stock is traded on the NASDAQ OTC Stock Market, under the symbol “SHRV.” Prior to March 7, 2017, there was no established public trading market for the Company’s common stock. The following table sets forth the high and low sales prices of our common stock during the period from March 7, 2017 (commencement of trading) to April 30, 2018.

Quarter Ended	High	Low
Period ended April 30, 2018:
April 30, 2018	$ 0.59	$ 0.13
January 31, 2018	$ 0.45	$ 0.13
October 31, 2017	$ 1.07	$ 0.16
July 31, 2017	$ 1.15	$ 0.58
Period ended April 30, 2017:
April 30, 2017	$ 1.01	$ 0.52

Holders

As of July 23, 2018, there were 100 stockholders of record of our common stock.

Dividends

We have not declared or paid dividends at any time during the period from March 7, 2017 (commencement of trading) to April 30, 2018. We do not anticipate paying regular cash dividends on our common stock in the foreseeable future. Any payment of future cash dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, our general financial condition, contractual restrictions (including those present in the agreements governing our Convertible Preferred Stock and our debt) and general business conditions.

We are a Smaller Reporting Company, as defined in Rule 12b-2 of the Exchange Act. Accordingly, we have omitted certain information called for by this Item as permitted by applicable scaled disclosure rules.

ITEM 6. SELECTED FINANCIAL DATA

We are a Smaller Reporting Company, as defined in Rule 12b-2 of the Exchange Act, and, accordingly, are not required to provide the information called for by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section discusses management’s view of the financial condition as of April 30, 2018, and the results of operations and cash flows for the period from inception (May 5, 2017) to April 30, 2018, of Sharing Services, Inc. and consolidated subsidiaries. This section should be read in conjunction with the audited consolidated financial statements of Sharing Services and the related notes included elsewhere in this Annual Report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations section may contain forward-looking statements. Please see “Cautionary Notice Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements that could cause results to differ materially from those reflected in such forward-looking statements.

Highlights for the Period from May 5, 2017 (Inception) to April 30, 2018:

•

Our consolidated net sales for the period from May 5, 2017 (inception) to April 30, 2018 were $8.4 million, including net sales of $7.4 million during our fourth quarter ended April 30, 2018. The Company is an emerging growth company with no significant sales prior to December 2017;

•

Our consolidated gross profit for the period from May 5, 2017 (inception) to April 30, 2018 was $4.4 million and consolidated gross margin was 52.3%;

•

For the period from May 5, 2017 (inception) to April 30, 2018, our consolidated operating loss was $6.0 million;

•

The change in the fair value of our derivative liabilities was a net loss of $29.2 million;

•

Our consolidated net loss was $35.8 million. Basic and fully diluted loss per share for the period from May 5, 2017 (inception) to April 30, 2018 was $0.56;

•

Our consolidated cash used by operating activities the period from May 5, 2017 (inception) to April 30, 2018 was $1.0 million;

•

During the period from May 5, 2017 (inception) to April 30, 2018, the Company completed several acquisitions at the aggregate cost of $2.4 million, including $100,000 paid or payable in cash. The consideration for these acquisitions, in excess of cash paid, was satisfied through issuance of the Company’s equity securities;

•

During the period from May 5, 2017 (inception) to April 30, 2018, the Company issued 100,644,540 shares of its Convertible Preferred Stock in the amount of $2.9 million, including $2.3 million in connection with acquisitions; and

•

On May 15, 2018, we entered into an agreement pursuant to which we acquired certain assets and the business and assume certain liabilities of the Legacy Direct, LLC. In connection with the Agreement, Sharing Services has agreed to issue 100,000 restricted shares of its common stock and 900,000 stock warrants.

Overview

Description of Business

Sharing Services, Inc. (“SHRV,” “we” or “the Company”) is a diversified holdings company specializing in the direct selling industry. The Company owns, operates, or controls an interest in a variety of companies that either sell products and services to the consumer directly through independent representatives, that range from health and wellness, energy, technology, insurance services, training, media and travel benefits. Our website is https://www.sharingservicesinc.com. The Company previously developed and marketed a taxi-ride sharing website and application (“web app”). Beginning in February 2018, the Company expanded its business model to also offer a wide range of travel and technology management products and services, which are currently in varying planning stages and are expected to be marketed in the future.

As part of its growth strategy, the Company has completed a number of significant acquisitions and purchases of equity interest during the period from May 5, 2017 (inception) to April 30, 2018. Subject to approval by its Board of Directors, the Company intends to continue to make strategic acquisitions of businesses that complement its business competencies and growth strategy to meet or exceed its objectives and create shareholder value. Please see “Liquidity and Capital Resources” below from more information about our recent acquisitions.

Key Industry and Business Trends

We believe that a number of key industry and business trends will influence our business and our financial results going forward. These key trends and characteristics are discussed elsewhere in this Annual Report. Please see “Key Industry and Business Trends” in ITEM 1 of this Annual Report.

Debt

The Company is an emerging growth company with no material sales prior to December 2017 and has not generated cash from operations. The Company has funded a substantial portion of its liquidity and cash needs during the period from May 5, 2017 (inception) to April 30, 2018 through the issuance of debt and equity. Please see “Liquidity and Capital Resources” below for more information about the Company’s debt and issuances of equity securities.

Results of Operations

Net Sales

The Company is an emerging growth company with no significant sales prior to December 2017. Our consolidated net sales for the period from May 5, 2017 (inception) to April 30, 2018 were $8.4 million, including net sales of approximately $7.4 million during our fourth quarter ended April 30, 2018, and consisted primarily of sales of our Elevacity health and wellness product line. Our Elevacity product line was introduced during the past six months. The Company anticipates its consolidated net sales to grow at a rapid pace during its fiscal year ending April 30, 2019.

Gross Profit

Our consolidated gross profit for the period from May 5, 2017 (inception) to April 30, 2018 was $4.4 million, and consolidated gross margin was 52.3%.

Selling and Marketing Expenses

Our consolidated selling and marketing expenses were $5.4 million, or 65.0% of consolidated net sales, and consisted principally of sales commissions of $5.0 million, advertising expense and costs associated with promotional trade shows. During the first half of our fiscal year ending April 30, 2019, we anticipate selling and marketing expenses to continue to be high as a percentage of net sales. As our sales volumes continue to grow, we expect our consolidated selling and marketing expenses to grow at a slower pace than our consolidated net sales.

Research and Development expenses

Our consolidated research and development expenses were $836,640, and consisted of marketing and consulting services, tools, websites, video production, and event management services provided to the Company by Alchemist Holdings.  See related party transactions in NOTE 13 to the financial statements.

General and Administrative Expenses

Our consolidated general and administrative expenses (which include corporate employee compensation and benefits, share-based compensation, professional fees, rent and other occupancy costs, certain consulting fees, telephone and information technology expenses, insurance premiums, and other administrative expenses) were $4.1 million or 49.1% of net sales. During the first half of our fiscal year ending April 30, 2019, we anticipate general and administrative expenses to continue to be high as a percentage of net sales. As our sales volumes continue to grow, we expect our consolidated general and administrative expenses to grow at a slower pace than our consolidated net sales.

Interest Expense

Consolidated interest expense, including amortization of debt discount of $448,884, was $571,527. Interest expense is primarily associated with our convertible notes. At April 30, 2018, convertible notes outstanding are approximately $1.1 million.

Net Change in Fair Value of Derivative Liabilities

The net change in the fair value of the derivative liabilities associated with the Company’s convertible notes, stock options and stock warrants outstanding at April 30, 2018 was a loss of $29.2 million. The Company accounts for the conversion features of its convertible notes, stock options and stock warrants under ASC 815.

Provision for Income Taxes

The Company is an emerging growth company and has not generated pre-tax earnings or taxable earnings from its operations. Accordingly, the Company has not recorded an income tax benefit in its consolidated financial statements for the period from inception (May 5, 2017) to April 30, 2018.

Net Earnings (Loss) and Earnings (Loss) per Share

As a result of the foregoing, our consolidated net loss was $35.8 million, and basic and fully diluted loss per share for the period from May 5, 2017 (inception) to April 30, 2018 was $0.56.

Liquidity and Capital Resources

We broadly define liquidity as our ability to generate sufficient cash, from internal and external sources, to meet our obligations and commitments. We believe that, for this purpose, liquidity cannot be considered separately from capital resources.

Working Capital

At April 30, 2018, cash and cash equivalents were $768,268. Based upon the current level of operations and investments necessary to grow sales volume to reach a break-even point, we anticipate that existing cash balances and funds expected to be generated by operations will likely not be sufficient to meet our working capital requirements, and to fund potential acquisitions and anticipated capital expenditures, including investments in information technology, over the next 12 months. Accordingly, we intend to obtain additional financing from time to time through the issuance of equity securities from time to time, principally through the issuance of shares of our Convertible Preferred Stock.

Historical Cash Flows

For the period from May 5, 2017 (inception) to April 30, 2018, our primary sources of cash have been capital transactions involving the issuance of equity securities and debt (Please see “Recent Issuances of Equity Securities” and “Debt” below), and funds provided by operating activities. For the period from Inception to April 30, 2018, our primary non-operating uses of cash were for capital expenditures in the ordinary course of our business.

The following table shows our sources and uses of cash for the period from May 5, 2017 (inception) to April 30, 2018:

Net cash used by operating activities	$ (1,006,272)
Net cash used by investing activities	(395,352)
Net cash provided by financing activities	2,169,892
Net increase in cash and cash equivalents	$ 768,268

Net Cash Used by Operating Activities

During the period from May 5, 2017 (inception) to April 30, 2018, cash flows used by operating activities were $1.0 million, including net loss of $ 6 million, before net change in fair value of derivative liabilities, depreciation and amortization, share-based compensation and amortization of debt discount. This loss was partially offset by changes in the components of working capital were $ 2.1 million.

Net Cash Used by Investing Activities

During the period from May 5, 2017 (inception) to April 30, 2018, the Company completed the acquisition of equity interests in several unconsolidated entities at the aggregate cost of $ 2,757,188, including $ 100,000 paid or payable in cash, and it paid $125,457 in connection with purchases of property and equipment. In addition, the Company invested $275,000 in notes receivable. Please see “Significant Recent Acquisitions” in ITEM 1 — “Business” contained elsewhere in this Annual Report.

Net Cash Used by Financing Activities

During the period from May 5, 2017 (inception) to April 30, 2018, the Company issued 90,644,540 shares of its Convertible Preferred Stock in the aggregate amount of $800,742, principally in connection with acquisitions, and common stock in the aggregate amount of $327,650. In addition, during the period from May 5, 2017 (inception) to April 30, 2018, we issued $1.1 million in convertible notes payable, net of repayments of $0.2 million. Please see “Recent Issuances of Equity Securities” below for more details.

Significant Recent Acquisitions

We have completed a number of significant acquisitions and purchases of equity interests during the period from inception (May 5, 2017) to April 30, 2018. Please see “Significant Recent Acquisitions” in ITEM 1 — “Business” contained elsewhere in this Annual Report for information about our recent acquisitions. The Company is an emerging growth company with no sales or cash from operations prior to the fiscal year 2018. We have funded a substantial portion of these acquisitions through the issuance of equity securities.

Subject to approval by its Board of Directors, the Company intends to continue to make strategic acquisitions and purchases of equity interests in business that complement its business competencies and growth strategy. Such acquisitions and purchases of equity interests are expected to be funded with cash and cash equivalents, cash from operations, and the issuance of equity securities and debt. There is no assurance the Company will be able to obtain adequate financing or otherwise complete desirable acquisitions and purchases of equity interests.

Recent Issuances of Equity Securities

Common Stock

•

At April 30, 2018, we had issued and outstanding 56,170,000 shares of our Common Stock Class A.

Convertible Preferred Stock

•

On May 31, 2017, we issued 5,628,750 shares of our Series A Convertible Preferred Stock in connection with our acquisition of a 24% equity interest in 212 Technologies, LLC (“212 Tech”);

•

In June and July 2017, we issued an aggregate of 1,065,790 shares of our Series A Convertible Preferred Stock to certain of our consultants in exchange for services provided;

•

On September 29, 2017, we issued 75,000,000 shares of our Series A Convertible Preferred Stock in connection with our acquisition of Four Oceans Holdings, Inc. (“Four Oceans”);

•

On October 4, 2017, we issued 625,000 shares of our Series A Convertible Preferred Stock in connection with our acquisition of a 25% equity interest in 561 LLC;

•

On October 4, 2017, we issued 625,000 shares of our Series A Convertible Preferred Stock in connection with our acquisition of a 25% equity interest in America Approved Commercial LLC (“AAC”);

•

On October 4, 2017, we issued 250,000 shares of our Series A Convertible Preferred Stock in connection with our acquisition of a 40% equity interest in Medical Smart Care LLC (“Smart Care”);

•

On October 4, 2017, we issued 500,000 shares of our Series A Convertible Preferred Stock in connection with our acquisition of a 40% equity interest in LEH Insurance Group LLC (“LEHIG”);

•

On January 10, 2018, we issued an additional 250,000 shares of our Series A Convertible Preferred Stock in connection with our earlier acquisition of a 40% equity interest in Smart Care;

•

On January 10, 2018, we issued an additional 625,000 shares of our Series A Convertible Preferred Stock in connection with our earlier acquisition of a 25% equity interest in AAC; and

•

On January 10, 2018 we issued an additional 625,000 shares of our Series A Convertible Preferred Stock in connection with our earlier acquisition of a 25% equity interest in 561 LLC.

•

On April 27, 2018, we issued an additional 250,000 shares of our Series A Convertible Preferred Stock in connection with our earlier acquisition of a 40% equity interest in Smart Care; and

•

On April 27, 2018, we issued an additional 1,250,000 shares of our Series A Convertible Preferred Stock in connection with our earlier acquisition of a 25% equity interest in each 561 LLC and AAC.

•

On April 25, 2018 we issued 1,310,000 shares of Common A stock in connections with stock subscription agreements at a price of $.25 per share.

Debt

Convertible Notes Payable

Please see Note 9 of the Notes to Consolidated Financial Statements in ITEM 8 — “Financial Statements and Supplementary Data” contained elsewhere in this Annual Report for more information about our Convertible Notes Payable.

Capital Requirements

During the period from inception (May 5, 2017) to April 30, 2018, we had total capital expenditures of approximately $125,457 primarily in connection with the purchase of office furniture, fixtures and equipment in the ordinary course of our business.

Contractual Obligations

The following table is a summary of our contractual cash obligations and commitments outstanding by future payment dates at April 30, 2018:

Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Debt obligations, including interest obligations(a)	$ 1,196,388	$ -	$ -	$ -	$ 1,196,388
Obligations under operating leases(b)	374,786	872,503	186,724	-	1,434,013
Purchase obligations(c)	-	-	-	-	-
Total	$ 1,571,174	$ 872,503	$ 186,724	$ -	$ 2,630,401

(a)

The information contained in the table above with regards to our debt obligations is based on the current terms of such debt obligations and does not reflect any assumptions about future interest rates or our potential refinancing of such debt.

(b)

Obligations under operating leases do not include assumptions regarding renewal options available under the terms of the lease agreements.

(c)

Purchase obligations at the balance sheet date consist of purchase orders in the normal course of business.

Off-Balance Sheet Financing Arrangements

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

Inflation

We believe inflation did not have a material effect on our results of operations during the period from May 5, 2017 (inception of operations) to April 30, 2018.

Critical Accounting Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at each balance sheet date, reported amount of revenues and expenses for each reporting period presented, and related disclosures of contingent liabilities. Actual results may differ from these estimates. We believe these estimates and assumptions are reasonable. We consider accounting policies to be critical when they require us to make assumptions about matters that are highly uncertain at the time the accounting estimate is made and when different estimates that we reasonably could have used have a material effect on the presentation of our consolidated financial condition, changes in consolidated financial condition or consolidated results of operations.

Our critical accounting estimates relate to the valuation of inventory, vendor rebates and concessions, assessment of long-lived assets for impairment and the valuation of derivative liabilities.

Valuation of Inventory – Our inventory is stated at the lower of cost, determined using the first-in, first-out (“FIFO”) method, or net realizable value. Determining the net realizable value of inventory involves the use of judgment.

When necessary, we adjust the carrying value of inventory for estimated inventory shrinkage. In assessing the net realizable value of inventory, we consider factors including: estimates of the future demand for our products, historical turn-over rates, and the age and sales history of the inventory. When necessary, we adjust the carrying value of inventory for estimated inventory shrinkage and damage. We estimate inventory shrinkage between physical counts and product damage based upon our historical experience. Actual results differing from these estimates could significantly affect our inventory and cost of products sold.

Assessment of Long-Lived Assets for Impairment - Long-lived assets, such as office furniture, fixtures and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The recoverability of long-lived assets is assessed by comparing the net carrying amount of each asset to its total estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds the sum of its undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

Valuation of Derivative Liabilities - Our convertible notes and stock warrants should be classified as a liability, under GAAP, since the conversion options become effective at issuance and there is no explicit limit to the number of shares issuable upon conversion due to contingencies affecting the conversion rate. The Company uses a multi-nominal lattice pricing model to calculate the fair value of these liabilities. The multi-nominal lattice pricing model requires six data inputs: (1) the exercise, conversion or strike price, (2) the expected life (in years), (3) the risk-free interest rate, (4) the current stock price, (5) the expected volatility for the Company’s common stock, and (6) the expected dividend yield. Changes to these inputs could result in a significantly higher or lower fair value measurement.

Recent Accounting Pronouncements

Please see Note 2 of the Notes to Consolidated Financial Statements in ITEM 8 — “Financial Statements and Supplementary Data” contained elsewhere in this Annual Report for information about recent accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a Smaller Reporting Company, as defined in Rule 12b-2 of the Exchange Act, and, accordingly, are not required to provide the information called for by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Sharing Services, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Sharing Services, Inc. (the “Company”) as of April 30, 2018, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the period from inception (May 5, 2017) to April 30, 2018 and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2018, and the results of its operations and its cash flows for the period from inception (May 5, 2017) to April 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter – Going Concern

The accompanying consolidated financial statements have been prepared to assume the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s losses from operations raise doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ankit Consulting Services, Inc.

We have served as the Company’s auditor since September 2017.

Rancho Santa Margarita, California

July 30, 2018

SHARING SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

April 30, 2018

ASSETS
Current Assets
Cash and cash equivalents	$768,268
Accounts receivable	1,556,472
Notes receivable	275,000
Inventory	236,335
Other current assets	145,636
Total Current Assets	2,981,711

Security deposits	21,055
Property and equipment, net	118,465
Investments in unconsolidated entities	2,757,188
TOTAL ASSETS	$5,878,419

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$525,075
Accrued and other current liabilities	3,619,608
Due to related parties	4,799
Current portion of convertible notes payable, net of unamortized debt discount of $816,273	247,602
Derivative liabilities	30,488,655
Total Current Liabilities	34,885,739
Convertible notes payable, net of unamortized debt discount of $552	5,573
TOTAL LIABILITIES	34,891,312
Commitments and contingencies

Stockholders' Deficit
Preferred stock, $0.0001 par value, 200,000,000 shares authorized:
Series A convertible preferred stock, $0.0001 par value, 100,000,000 shares designated; 86,694,540 shares issued and outstanding	8,669
Series B convertible preferred stock, $0.0001 par value, 10,000,000 shares designated; 10,000,000 shares issued and outstanding	1,000
Series C convertible preferred stock, $0.0001 par value, 10,000,000 shares designated; 3,950,000 shares issued and outstanding	395
Common Stock, $0.0001 par value, 500,000,000 million Class A shares authorized, 56,170,000 shares issued and outstanding	5,617
Common Stock, $0.0001 par value, 10,000,000 million Class B shares authorized, 10,000,000 shares issued and outstanding	1,000
Additional paid-in capital	25,423,589
Shares to be issued	196,500
Subscription receivable	(114,405)
Accumulated deficit	(54,535,258)
Total Stockholders' Deficit	(29,012,893)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,878,419

The accompanying notes are an integral part of these consolidated financial statements.

SHARING SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

PERIOD FROM INCEPTION (MAY 5, 2017) to APRIL 30, 2018

Net sales	$8,392,169
Cost of goods sold	(4,000,167)
Gross profit	4,392,002
Selling and marketing expenses	5,454,218
Research and development expenses	836,640
General and administrative expenses	4,116,837
Total operating expenses	10,407,695
Operating loss	(6,015,693)
Other income (expense)
Interest expense, net	(567,968)
Change in fair value of derivative liability	(29,201,597)
Total other expense, net	(29,769,565)
Loss before income taxes	(35,785,258)
Income tax provision (benefit)	-
Net Loss	$(35,785,258)

Basic and dilutive loss per common share	$(0.56)
Weighted average common shares - basic and diluted	64,249,028

The accompanying notes are an integral part of these consolidated financial statements.

SHARING SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

PERIOD FROM INCEPTION (MAY 5, 2017) to APRIL 30, 2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(35,785,258)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	10,853
Share-based compensation expense	1,502,650
Options Expense	1,590,000
Amortization of debt discount	398,884
Change in fair value of derivative liabilities	29,141,597
Changes in operating assets and liabilities:
Accounts receivable	(1,556,472)
Inventory	(236,335)
Other current assets	(165,565)
Accounts payable	518,896
Accrued and other liabilities	3,574,478
Net cash used in operating activities	(1,006,272)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property and equipment	(125,457)
Cash paid for investments	(45,000)
Cash paid for acquisition of subsidiaries	50,105
Issuance of notes receivable	(275,000)
Net cash used in investing activities	(395,352)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable	1,259,000
Repayments of convertible notes payable	(201,000)
Proceeds from issuance of Convertible preferred stock	800,742
Proceeds from issuance of common stock	327,650
Repayment of Notes Payable to Related Party	(16,500)
Due to related parties	-
Net cash provided by financing activities	2,169,892

Increase in cash and cash equivalents	768,268
Cash and cash equivalents, beginning of period	-
Cash and cash equivalents, end of period	$768,268

Supplemental cash flow information
Cash paid for interest	$88,262
Cash paid for income taxes	$-
Supplemented disclosure of non-cash investing and financing activities
Series A Convertible Preferred Stock issued for acquisitions	$2,657,188
Derivative liability recognized as debt discount	$1,199,000
Payable for equity investments	$45,000

The accompanying notes are an integral part of these consolidated financial statements.

SHARING SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

PERIOD FROM INCEPTION (MAY 5, 2017) to APRIL 30, 2018

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Class A and Class B Common Stock		Additional		Shares
	Number of		Number of	Par	Number of		Number of		Paid In	Subscription	to be	Accumulated
	Shares	Par Value	Shares	Value	Shares	Par Value	Shares	Par Value	Capital	Receivable	Issued	Deficit	Total

Balance - May 5, 2017 (Inception)	-	-	-	-	-	-	-	-	-		-	-	-
Issuance of Series B preferred stock and Class B Common Stock for intangible assets with no value	-	-	10,000,000	1,000	-	-	10,000,000	1,000	(2,000)	-	-	-	-
Reverse acquisition adjustment	-	-	-	-	-	-	53,360,000	5,336	(186,202)	-	82,500	-	(98,366)
Preferred shares issued for equity investments	10,628,750	1,063.00	-	-	-	-	-	-	2,656,125	-	-	-	2,657,188
Preferred shares issued for acquisition of subsidiary under common control	75,000,000	7,500.00	-	-	-	-	-	-	18,742,500	-	-	(18,750,000)	-
Common share subscriptions received in advance	-	-	-	-	-	-	-	-	-	-	196,500	-	196,500
Common stock issued for cash	-	-	-	-	-	-	1,310,000	131	327,369	(12,500)	-	-	315,000
Preferred stock issued for cash	-	-	-	-	3,950,000	395	-	-	987,105	(101,905)	(82,500)	-	803,095
Common stock issued for professional services	-	-	-	-	-	-	1,500,000	150	1,042,350	-	-	-	1,042,500
Preferred stock issued for professional services	1,065,790	106.00	-	-	-	-	-	-	266,342	-	-	-	266,448
Share-based compensation expense	-	-	-	-	-	-	-	-	1,590,000	-	-	-	1,590,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	(35,785,258)	(35,785,258)
Balance - April 30, 2018	86,694,540	8,669	10,000,000	1,000	3,950,000	395	66,170,000	6,617	25,423,589	(114,405)	196,500	(54,535,258)	(29,012,893)

SHARING SERVICES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

PERIOD FROM INCEPTION (MAY 5, 2017) to APRIL 30, 2018

NOTE 1 – DESCRIPTION OF OPERATIONS

The Company was originally formed to develop and market a taxi-ride sharing website and application (“web app”). Effective in February 2017, the Company expanded its business model to also offer a wide range of travel and technology management products and services. The Company uses a direct-selling model and operates a subscription-based vacation portal. As part of its growth strategy, the Company has completed several strategic acquisitions and purchases of equity interest in companies it believes have a leading position in the travel and technology management sectors, as further discussed below.

The Company was incorporated in the State of Nevada on April 24, 2015 and has a fiscal year ending April 30.

Acquisition of Total Travel Media and Recapitalization

On May 23, 2017, Sharing Services entered into a Share Exchange Agreement with Total Travel Media, Inc., a company incorporated on May 5, 2017 in the State of Nevada, (“Total Travel Media,” or “TTM”). Pursuant to the terms of the Agreement, Sharing Services acquired all the outstanding shares of capital stock of Total Travel Media in exchange for (i) 10,000,000 shares of Sharing Services’ Common Stock Class B, par value $0.0001 per share and (ii) 10,000,000 shares of Sharing Services’ Series B Convertible Preferred Stock, par value $0.0001 per share (“Series B Preferred Stock”).

For financial accounting purposes, the acquisition of Total Travel Media was treated as a reverse acquisition in accordance with accounting principles generally accepted in the United States (“GAAP”). Accordingly, Total Travel Media became the accounting acquirer and Sharing Services became the acquired company. The consummation of this acquisition resulted in a change of control of Sharing Services. Accordingly, the historical financial statements prior to the acquisition are those of the accounting acquirer, Total Travel Media, and have been prepared to give retroactive effect to the acquisition. Thus, the Company’s consolidated financial statements after the acquisition date include the combined balance sheets of Sharing Services and Total Travel Media, at historical cost, the historical results of operations and cash flows of Total Travel Media from its inception (May 5, 2017) and the results of operations and cash flows of Sharing Services from the acquisition date and, accordingly, goodwill was not recognized as a result of this transaction. All share and per share information in the accompanying consolidated financial statements and notes to consolidated financial statements have been retroactively restated to reflect the recapitalization. Please see Note 10 – “Related Party Transactions.”

Acquisition of Four Oceans

On September 29, 2017, the Company entered into a Share Exchange Agreement with Four Oceans Holdings, Inc., a Nevada corporation (“Four Oceans”). Pursuant to the terms of the Agreement, the Company acquired all the outstanding shares of capital stock of Four Oceans in exchange for the issuance of 75,000,000 shares of the Company’s Series A Convertible Preferred Stock, par value $0.0001 per share (“Series A Preferred Stock”).

Prior to the Company’s acquisition of Four Oceans, it was controlled by Alchemist Holdings, LLC (“Alchemist”), a company controlled by the Chairman of our Board of Directors (“Board”). Alchemist received 50,000,000 shares of our Series A Preferred Stock; Bear Bull Market Dividends, Inc. (“Bear Bull”), a significant shareholder of Sharing Services, received 20,000,000 shares of our Series A Preferred Stock; and Research and Referral BZ, a shareholder of Sharing Services, received 5,000,000 shares of our Series A Preferred Stock. Since these transactions are between entities under common control, the Company treated the acquisition similar to the “pooling of interests” method in accordance with GAAP and it has consolidated financial results since the initial date in which the above companies were under common control. The Company recorded a deemed dividend of $18,750,000 for this related party transaction.  Assets and liabilities were combined on their historical values and goodwill was not recognized. The Company’s calculation of earnings per share is based on the new parent-company shares issued to the shareholders of Sharing Services. Please see Note 10 – “Related Party Transactions.”

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and settle its liabilities in the ordinary course of its business for the foreseeable future. The Company is an emerging growth company and has not generated positive cash flows from operations in the past and, prior to its fiscal quarter ended January 31, 2018, had not generated sales. The Company had net loss of $35,785,258 for the period from inception (May 5, 2017) to April 30, 2018. Historically, the Company has funded its working capital needs and acquisitions primarily with capital transactions and with unsecured debt, including the issuance of convertible notes. The Company intends to continue to raise capital and use unsecured debt, including the issuance of convertible notes, from time to time in the future as needed to fund its working capital needs and strategic acquisitions.

The Company recently initiated comprehensive direct sales and social media marketing initiatives intended to promote its products and services and to drive long-term sales growth. There can be no assurance about the success of the Company’s growth initiatives and, accordingly, this raises reasonable doubt as to the Company’s ability to continue as a going concern. The Company believes it will be able to fund its working capital needs for the next 12 months with unsecured borrowings, including the issuance of convertible notes, capital transactions and, ultimately, cash from operations.

These consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 –SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with GAAP and include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates and Assumptions

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Our most significant estimates relate to: the valuation and recognition of derivative liability, the valuation and recognition of stock-based compensation expense, the useful life of fixed assets, the recoverability of accounts receivable, the valuation of inventory, the assessment of long-lived assets for impairment, the valuation allowance for deferred tax assets, and the valuation of loss contingencies, if any. Actual results may differ from these estimates in amounts that may be material to our consolidated financial statements. We believe that the estimates and assumptions used in the preparation of our consolidated financial statements are reasonable.

Cash and cash equivalents

Cash and cash equivalents include cash on hand and demand deposits in banking institutions, and cash equivalents, if any. Cash equivalents represent highly liquid short-term investments with an original maturity of 90 days or less and are stated at cost, which approximates fair value.

Accounts Receivable and Allowance for Uncollectible Accounts

Accounts receivable primarily constitutes amounts due from our credit and debit card processor of $1.56 Million. The allowance for doubtful accounts requires us to estimate the future collectability of amounts receivable at the balance sheet date. We record allowances for doubtful accounts on the basis of our historical collection data and current information. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Inventory and Cost of Goods Sold

Inventory consists of product held for sale in the normal course of our business. Inventory is stated at the lower of cost, determined using the first-in, first-out (“FIFO”) method, or net realizable value. Inventory cost reflects actual product costs and certain shipping and handling costs, such as in-bound freight. When assessing the net realizable value of inventory, we consider several factors including estimates of future demand for our products, historical turn-over rates, the age and sales history of the inventory, and historic and anticipated changes in our product offerings.

Physical inventory counts are performed at our facilities at least annually. Upon completion of physical inventory counts, our consolidated financial statements are adjusted to reflect actual quantities on hand. Between physical counts, we estimate inventory shrinkage based on our historical experience. We have policies and processes in place that are intended to minimize inventory shrinkage.

Cost of products sold include actual product costs, vendor rebates and allowances, inventory shrinkage and certain shipping and handling costs. All other shipping and handling costs, including the costs to ship product to customers, are included in selling, general and administrative expenses when incurred. Inventory on hand at April 30, 2018 was $236,355.

Property and Equipment

Property and equipment is recorded at cost and reported net of accumulated depreciation. Depreciation expense is recognized over the assets’ estimated useful lives using the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the term of the related lease, including lease renewals considered reasonably assured. The estimated useful lives of other property and equipment are as follows:

•

Office equipment – 5 years

•

Computer Equipment – 3 years

•

Computer software – 3 years

•

Furniture and fixtures – 5 years

The estimated useful lives are periodically reviewed and, when appropriate, changes are made prospectively. The recoverability of long-lived assets is assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable, by comparing the net carrying amount of each asset to the total estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

Revenue Recognition

The Company measures and records sales revenue in accordance with Accounting Standards Codification (“ASC”) Topic No. 605, “Revenue Recognition.” The Company recognizes revenue when all the following conditions are met:

• There is clear evidence that an arrangement exists;
• Products are delivered or services are provided to customers;
• Consideration is fixed or can be determined;
• Collection of consideration is reasonably assured;
• There is no significant obligation for future performance; and
• The amount of future sales returns can be reasonably estimated.

Product sales are recognized net of product returns and discounts, collectively referred to as “sales returns and allowances,” and net of processing fees. Payment is generally received with a customer credit or debit card when an order is placed at the Company’s website or at the point of sale. Revenue for annual memberships, and other products and services delivered on an annual basis, is recognized ratably over the contractual term, generally 12 months. Allowances for product returns have not been provided due to the absence of sufficient historical data, since the Company just recently began generating sales. When sufficient historical data is collected in the future, an allowance for sales returns and allowances will be recorded at the time the sale is recognized.

At April 30, 2018, the Company had collected advances from customers of $23,300. Advances from customers are a component of deferred revenue in our consolidated balance sheet and include amounts collected for products and services for which revenue is recognized over the contractual term.

Advertising Costs

The Company recognizes advertising costs and expenses when incurred. Advertising and marketing expense was $69,047 for the period from inception (May 5, 2017) to April 30, 2018 and is included in marketing expenses in our consolidated statement of operations.

Share-Based Expense

The Company accounts for stock-based consideration issued in exchange of services by consultants in accordance with the provisions of ASC Topic No. 505, “Equity: Equity-based Payments to Non-Employees.” The measurement of share-based payment transactions with non-employees is based on whichever is more reliably determinable: (a) the fair value of the goods or services received; or (b) the fair value of equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of the performance commitment date or the performance completion date.

Share-based expense totaled $1,308,948 for the period from inception (May 5, 2017) to April 30, 2018 and is included in general and administrative expenses in our consolidated statement of operations.

Lease Accounting

In January 2018, the Company has leases for its corporate headquarters and additional office space located in Plano, Texas and accounts for each of these lease agreements as an operating lease, consistent with ASC Topic No. 840, “Leases.” Rent expense (including any rent abatements and customary common area charges) is recognized on a straight-line basis from the date we took possession of the property to the end of the lease term, including renewal options considered reasonably assured, and is included in selling, general and administrative expenses in our consolidated statement of operations.

Income Taxes

The Company utilizes the asset and liability method in accounting for income taxes. Accordingly, we recognize deferred income taxes for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are anticipated to be recovered or settled. The effect on deferred taxes of a change in income tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets to the amount expected to be realized unless it is more-likely-than-not that such assets will be realized.

The Company uses the two-step approach to measure and recognize uncertain tax positions. First, we evaluate the tax position by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution through related appeals or litigation processes, if any. Secondly, we measure the tax position as the largest amount which is more likely than not of being realized. The Company considers many factors when evaluating and estimating the Company's tax positions, which may require periodic adjustments when new facts and circumstances become known. At April 30, 2018, the Company did not record any liability for uncertain tax positions.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” which will supersede ASC Topic No. 605, “Revenue Recognition.” A core principle of the new guidance is that an entity should measure revenue in connection with its sale of goods and services to a customer based on the consideration to which the entity expects to be entitled in exchange for each of those goods and services. The new standard must be adopted using either the retrospective or cumulative effect transition method. For public companies, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We will adopt this accounting pronouncement, using the cumulative effect transition method, effective for our first quarter of our fiscal year 2019, and we do not believe, based on our preliminary assessment, that adoption of this standard will have a material effect on our consolidated results of operations and consolidated financial position. We are currently assessing the disclosure requirements contained in the new standard and anticipate making the additional disclosures about our revenue recognition practices as required by the new standard.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which will require lessees to report on their balance sheets a right-of-use asset and a lease liability in connection with most lease agreements classified as operating leases under the prior guidance. Under the new guidance, the lease liability must be measured initially based on the present value of future lease payments, subject to certain conditions. The right-of-use asset must be measured initially based on the amount of the liability, plus certain initial direct costs. The new guidance further requires that leases be classified at inception as either (a) operating leases or (b) finance leases. For operating leases, periodic expense will generally be flat (straight-line) throughout the life of the lease. For finance leases, periodic expense will decline (similar to capital leases under prior rules) over the life of the lease. The new standard must be adopted using a modified retrospective transition method. For public companies, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. We have not yet adopted this accounting pronouncement and are currently evaluating the potential impact this standard may have on our consolidated financial position and consolidated results of operations.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”). ASU 2017-01 must be applied prospectively and provides a narrower framework to be used to determine if a set of assets and activities constitutes a business compared to the framework under the prior guidance and is generally expected to result in greater consistency in the application of ASC Topic No. 805, “Business Combinations.” For public companies, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We have not yet adopted this accounting pronouncement and we do not believe, based on our preliminary assessment, that adoption of this standard will have a material effect on our consolidated results of operations and consolidated financial position.

In February 2017, the FASB issued ASU No. 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” The amendments clarify that nonfinancial assets that are within the scope of ASC Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. For example, a parent may transfer control of nonfinancial assets by transferring ownership interests in a consolidated subsidiary. The amendments clarify that an entity should identify each distinct nonfinancial asset or in substance nonfinancial asset, as defined in ASU No. 2017-05, promised to a counterparty and derecognize each asset when a counterparty obtains control of it. For public companies, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We have not yet adopted this accounting pronouncement and we do not believe, based on our preliminary assessment, that adoption of this standard will have a material effect on our consolidated results of operations and consolidated financial position.

NOTE 3 – FAIR VALUE MEASURENTS OF FINANCIAL INSTRUMENTS

Our financial instruments consist of cash equivalents, trade accounts receivable, accounts payable, notes payable and derivative liabilities. The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these financial instruments.

We measure on a recurring basis and disclose the fair value of our financial instruments under the provisions of ASC Topic No. 820, “Fair Value Measurement,” as amended (“ASC 820”). We define “fair value” as the price that would be received to sell an asset or paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level hierarchy for measuring fair value and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. This valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date. The three levels of that hierarchy are defined as follows:

Level 1	-	Unadjusted quoted prices in active markets for identical assets and liabilities;
Level 2	-

Unadjusted quoted prices in active markets for similar assets or liabilities; or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active; or inputs other than quoted prices that are observable for the asset or liability; or inputs that are derived principally from or corroborated by observable market data; and

Level 3	-	Significant unobservable inputs (including the Company’s own assumptions in determining the fair value of assets and liabilities).

There were no transfers between the levels of the fair value hierarchy during the period covered by the accompanying consolidated financial statements.

Consistent with the valuation hierarchy described above, we categorized certain of our financial assets and liabilities as follows:

April 30, 2018
Assets	Total	Level 1	Level 2	Level 3
Investment in entities	$ -	$ -	$ -	$ 2,757,188
Total assets	$ -	$ -	$ -	$ 2,757,188
Liabilities
Derivative liabilities	30,137,153	-	-	30,137,153
Total liabilities	$ 30,172,153	$ -	$ 35,000	$ 30,137,153

At April 30, 2018, notes payable (including current maturities, if any) are reported in our consolidated financial statements at amortized cost of $1,070,000, less unamortized debt discount of $816,825. Our notes payable are valued for purposes of this disclosure using unadjusted quoted market prices for such debt instruments. Our derivative liabilities are valued for purposes of this disclosure using significant unobservable inputs due to the lack of observable market data for such debt instruments and stock warrants.

During the year ended April 30, 2018, the Company made certain strategic investments which are reported in the consolidated financial statements at $2,757,188.  The investments are valued for purposes of this disclosure using unadjusted quoted market prices of the shares issued for acquisition of these entities. Our investments are valued for purposes of this disclosure using significant unobservable inputs due to the lack of observable market data for such investments.

NOTE 4 – EARNINGS (LOSS) PER SHARE

We calculate basic earnings (loss) per share by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share is calculated similarly but reflects the potential impact of outstanding stock warrants and other commitments to issue common stock, including shares issuable upon the conversion of convertible notes outstanding, except where the impact would be anti-dilutive.

The following table sets forth the computations of basic and diluted earnings (loss) per share:

Period from May 5, 2017 (Inception) to April 30, 2018
Net loss	$(35,785,258)
Weighted average basic shares	64,249,028
Dilutive securities and instruments	-
Weighted average diluted shares	64,249,028
Loss per share:
Basic	$(0.56)
Diluted	$(0.56)

The potentially dilutive instruments outstanding as at April 30, 2018, were as follows:

Stock warrants	5,333,333
Stock options	3,000,000
Convertible notes	91,313,927
Convertible Preferred Stock	108,644,540
Total potential incremental shares	208,291,800

At April 30, 2018, the potentially dilutive instruments listed above were excluded from the computation of diluted loss per share since the impact of including these instruments in the calculation would be anti-dilutive, because of our net loss for the period.

NOTE 5 – OTHER CURRENT ASSETS

Other current assets consisted of the following at April 30, 2018:

Prepaid expenses	$142,078
Other	3,558
$145,636

Prepaid expenses consist of payments for goods and services (such as insurance) which will be consumed in the Company’s operations in the next operating cycle. Vendor deposits represent 50% of certain open purchase orders to the Company’s largest supplier, consistent with the applicable product sourcing agreement.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at April 30, 2018:

Furniture and fixtures	$84,289
Office equipment	18,102
Computer equipment and software	15,039
Leasehold improvements	11,888
Total property and equipment	129,318
Accumulated depreciation and amortization	(10,853)
Property and equipment, net	$118,465

Depreciation and amortization expense for the period from May 5, 2017, (Inception) to April 30, 2018 was $10,853.

NOTE 7 –INVESTMENTS IN UNCOLSOLIDATED ENTITIES

212 Technologies, LLC

On May 21, 2017, the Company entered into a Stakeholder and Investment Agreement pursuant to which it acquired a 24% interest in 212 Technologies, LLC (“212 Tech”), a Montana limited liability company, in exchange for 5,628,750 shares of its Series A Preferred Stock with a deemed value of $0.25 per share, or $1,407,188, and $100,000 in cash. 212 Tech is a developer of end-to-end online marketing and direct sales software systems.

Under the terms of the Stakeholder and Investment Agreement, the Company has the option to acquire an additional 24% interest in 212 Tech at a future date in exchange for an additional 10,000,000 shares of the Company’s Series A Preferred Stock, when both of the following conditions have been met: (i) one year has passed from the Closing Date; and (ii) the closing price of the Company’s common stock equals or exceeds $10.00 per share, as reported by OTC Markets, Inc. The Company, in exchange, received a non-exclusive, non-royalty bearing, perpetual, worldwide license of certain the intellectual property rights of 212 Tech.

561 LLC

On October 4, 2017, the Company entered into a Share Exchange Agreement pursuant to which it acquired a 25% interest in 561 LLC in exchange for 2,500,000 shares of our Series A Preferred Stock with a deemed value of $0.25 per share, or $625,000, in four equal installments as follows: (a) 625,000 shares were issued within 5 days of the Closing Date; (b) 625,000 shares were issued on or before December 31, 2017; (c) 625,000 shares were issued on or before April 30, 2018; and (d) 625,000 shares to be issued on or before August 31, 2018. As of April 30, 2018, 1,875,000 shares of our Series A Preferred Stock had been issued in connection with the acquisition of 561 LLC.

Under the terms of the Share Exchange Agreement, the sellers shall be entitled to an additional 2,500,000 shares of our Series A Convertible Preferred Stock when both of the following conditions have been met: (a) one year has passed from the Closing Date and (b) the closing bid price of the Company’s common stock equals or exceeds $5.00 per share, as reported by OTC Markets, Inc. In addition, under the terms of the Share Exchange Agreement, the sellers shall be entitled to an additional 2,500,000 shares of our Series A Convertible Preferred Stock when the following additional conditions have been met: (a) the Company shall be the owner of record of no less than forty percent (40%) of the members’ interests in each of (i) 561 LLC and (ii) its affiliated company, America Approved Commercial, LLC.

America Approved Commercial LLC

On October 4, 2017, the Company entered into a Share Exchange Agreement pursuant to which it acquired a 25% interest in America Approved Commercial LLC (“AAC”) in exchange for 2,500,000 shares of its Series A Preferred Stock with a deemed value of $0.25 per share, or $625,000. As of April 30, 2018, 1,875,000 shares of our Series A Preferred Stock had been issued in connection with the acquisition of AAC.

Under the terms of the Share Exchange Agreement, the sellers shall be entitled to an additional 2,500,000 shares of the Company’s Series A Preferred Stock when both of the following conditions have been met: (a) one year has passed from the Closing Date and (b) the closing bid price of the Company’s common stock equals or exceeds $5.00 per share, as reported by OTC Markets, Inc. In addition, under the terms of the Share Exchange Agreement, the sellers shall be entitled to an additional 2,500,000 shares of our Series A Convertible Preferred Stock when the following condition has been met: the Company shall be the owner of record of no less than forty percent (40%) of the member interests in each of (i) AAC and (ii) its affiliated company, 561 LLC.

Medical Smart Care LLC

On October 4, 2017, the Company entered into a Share Exchange Agreement pursuant to which it acquired a 40% interest in Medical Smart Care LLC (“Smart Care”) in exchange for 1,000,000 shares of its Series A Preferred Stock with a deemed value of $0.25 pure share, or $250,000, in four equal installments as follows: (a) 250,000 shares were issued within 5 days of the Closing Date (b) 250,000 shares were issued on or before December 31, 2017; (c) 250,000 shares were issued on or before April 30, 2018; and 250,000 shares are to be issued on or before August 31, 2018. As of April 30, 2018, 750,000 shares of our Series A Convertible Preferred Stock had been issued in connection with the acquisition of Smart Care.

LEH Insurance Group LLC

On October 4, 2017, the Company entered into a Share Exchange Agreement pursuant to which it acquired a 40% interest in LEH Insurance Group LLC (“LEHIG”) in exchange for 500,000 shares of its Series A Preferred Stock with a deemed value of $0.25 per share, or $125,000. Under the terms of the Share Exchange Agreement, the sellers shall be entitled to an additional 500,000 shares of the Company’s Series A Preferred Stock when the following condition has been met: prior to December 31, 2018, LEHIG has booked contracts representing insurance premiums of no less than $500,000. In addition, under the terms of the Stakeholder and Investment Agreement, the sellers shall be entitled to an additional 500,000 shares of the Company’s Series A Preferred Stock when the following condition has been met: prior to December 31, 2018, LEHIG has booked contracts representing insurance premiums of no less than $1,000,000.

NOTE 8 – NOTE RECEIVABLE

On March 15, 2018, Sharing Services, Inc. (the “Company”) entered into an Investment Agreement with a third party. This agreement included a series of four (4) Investment documents wherein the Company loaned an aggregate $275,000.  The Notes accrue interest at the rate of Twelve percent (12%) per annum with the principal amount due and payable on the one-year anniversary of each note and with interest payable. At the option of the Company, each of the Notes is convertible into Class A Common Units of the Borrower, solely at the “Company’s” option.

NOTE 9 - ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consist of the following at April 30, 2018:

Accrued sales commissions	$2,091,081
Deferred sales revenues	1,096,180
Accrued expenses	252,259
Accrued investments payable	45,000
Notes payable	35,000
Accrued interest payable	34,644
Other accrued liabilities	65,444
$3,619,608

Accrued sales commissions consist of unpaid commissions and certain bonuses earned by the Company’s independent sales representatives of the Company unpaid at April 30, 2018.  These commissions and bonuses are earned in accordance with the Company compensation plan.

Deferred sales revenues are compromised of product sales billed, not shipped at April 30, 2018 and the unearned portion of various annual memberships and other products sold on an annual basis.

NOTE 10 - CONVERTIBLE NOTES PAYABLE

Outstanding Convertible Notes Payable

Convertible notes payable consisted of the following as of April 30, 2018:

Issuance Date	Amount
September 26, 2017	$15,000
October 6, 2017	50,000
November 13, 2017	50,000
November 21, 2017	5,000
December 15, 2017	100,000
January 22, 2018	250,000
February 8, 2018	250,000
March 16, 2018	250,000
April 13, 2018	100,000
Total convertible notes payable	1,070,000
Less: debt discount and deferred financing fees	(816,825)
253,175
Less: current portion of convertible notes payable	247,602
Long-term convertible notes payable	$5,573

The Company recognized amortization expense related to the debt discount in the amount of $454,175 for the period of inception (May 5, 2017) to April 30, 2018, which is included in interest expense in our consolidated statement of operations. In addition, interest expense of $117,556 associated with our convertible notes payables was recognized for the period of inception (May 5, 2017) to April 30, 2018.

On November 14, 2017, the Company paid $90,055 to settle in full a promissory note with a principal balance of $63,000, resulting in recognition of a loss on extinguishment of debt of $27,055. For the period of inception (May 5, 2017) to April 30, 2018, the Company recognized $23,534 in prepayment penalties and interest payable, and a gain of $93,285 resulting from changes in the fair value of this derivative liability. Please see Note 10 for more information.

On December 28, 2017, the Company paid $54,420 to settle in full a note with a principal balance of $38,000, resulting in recognition of a loss on extinguishment of debt of $16,420. For the period of inception (May 5, 2017) to April 30, 2018, the Company recorded $14,321 in prepayment penalties and accrued interest payable and recognized a gain of $57,439 resulting from changes in the fair value of this derivative liability. Please see Note 10 for more information.

Convertible Notes Payable Terms

A summary of key terms and condition of our convertible notes payable issued during the period from inception (May 5, 2017) to April 30, 2018, is as follows:

•	Terms of less than 1 year to 5 years;
•	Interest rates of 12% per annum;
•	Convertible at the holder’s option generally no earlier than 180 days after the issuance date;
•

Generally, the conversion prices are based on the discounted (39% discount) lowest two (2) trading prices for the Company’s common shares during the fifteen (15) trading days prior to conversion. Three of the notes have a fixed conversion price of $0.005, $0.01 and $0.15 per share, respectively.

The notes have redemption features whereby the Company has the option to redeem the notes in whole, at any time during the first 180 days after the issuance date, at the rate of 110% increasing ratably to 135% of the principal outstanding, depending on the redemption date. During the period from inception (May 5, 2017) to April 30, 2018, net proceeds from the issuance of the notes were $1,259,000.

The Company has determined that the conversion feature of each note meets the definition of “liability” in accordance with ASC Topic No. 815, “Derivatives and Hedging - Contracts in Entity's Own Stock” (“ASC 815”) and, accordingly, bifurcated the embedded conversion option once each note became convertible, and accounted for it as a derivative liability. The fair value of the conversion feature was recorded as a debt discount and is being amortized into interest expense over the term of each note. For this purpose, the Company values the conversion feature using the Binomial option pricing valuation model. For notes issued during the period from inception (May 5, 2017) to April 30, 2018, the aggregate fair value of the derivative liability was $28,467,261. $1,199,000 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $27,268,261 was recognized as a “day 1” derivative loss. Please see Note 10 for more information.

Stock Warrants

During the period from inception (May 5, 2017) to April 30, 2018, the Company issued Stock Warrants to purchase up to 333,333 shares of its common stock at an exercise price of $0.15 per share. The warrants are exercisable for a period of five years from the issuance date, subject to certain default provisions. These warrants were issued as part of the issuance of a convertible Note Payable of $50,000 to one of the note holders.

NOTE 11 - DERIVATIVE LIABILITIES

The Company analyzed the conversion option for derivative accounting consideration under ASC 815 and determined that the Company’s convertible notes and stock warrants outstanding at April 30, 2018 should be classified as a liability, under the ASC 815 guidance, since the conversion options become effective at issuance and there is no explicit limit to the number of shares issuable upon conversion due to contingencies affecting the conversion rate.

The Company determined that its derivative liabilities must be classified in Level 3 of the three-level hierarchy for measuring fair value (please see Note 3) and uses a multi-nominal lattice model to calculate the fair value of these liabilities. The multi-nominal lattice model requires six basic data inputs: (1) the exercise, conversion or strike price, (2) the expected life (in years), (3) the risk-free interest rate, (4) the current stock price, (5) the expected volatility for the Company’s common stock, and (6) the expected dividend yield. Changes to these inputs could result in a significantly higher or lower fair value measurement.

The following weighted-average assumptions were used for the period indicated:

Period from Inception (May 5, 2017) to
April 30, 2018
Expected term (in years)	0.06 – 5.0
Expected average volatility	126% - 343%
Expected dividend yield	-
Risk-free interest rate	1.07% - 2.52%

The following table summarizes the changes in the derivative liabilities for the period from inception (May 5, 2017) to April 30, 2018:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at May 5, 2017 (inception date)	$-
Acquisition of derivative liability on reverse acquisition	93,349
Addition of new derivatives recognized as debt discounts	1,199,000
Addition of new derivatives recognized as warrant	242,969
Addition of new derivatives recognized as loss on derivatives	27,025,292
Gain on change in fair value of the derivative	1,928,045
Balance at April 30, 2018	$30,488,655

ASC 815 requires that we assess the fair market value of our derivative liabilities at the end of each reporting period and recognize the change in fair market value (“marked-to-market adjustments”) in measuring earnings. The following table summarizes the loss (gain) on derivative liability included in our consolidated statement of operations for the period of inception (May 5, 2017) to April 30, 2018.

Day one loss due to derivative liabilities on convertible notes payable and warrants	$27,268,261
Gain from marked-to-market adjustments	1,933,336
Net loss derivative liabilities	$29,201,597

NOTE 12 – INCOME TAXES

The Company is an emerging growth company and has not generated pre-tax earnings or taxable earnings from its operations. Accordingly, the Company has not recorded a provision for income taxes in its consolidated financial statements for the period from inception (May 5, 2017) to April 30, 2018.

On December 22, 2017, the U.S. Congress enacted comprehensive amendments to the Internal Revenue Code of 1986 (“U.S. Tax Reform”). Among other things, U.S. Tax Reform reduces the federal statutory tax rate for corporate taxpayers (from 35% to 21%) and otherwise modifies corporate tax rules in significant ways. We are currently assessing the potential impact of U.S. Tax Reform on our business and consolidated financial statements and expect to complete our assessment during the first half of our fiscal year ending April 30, 2019.

NOTE 13 - RELATED PARTY TRANSACTIONS

Alchemist Holdings, LLC

In connection with the Company’s acquisition of Total Travel Media, the Company issued 7,500,000 shares of its Series B Preferred Stock and 7,500,000 shares of its Common Stock Class B to Alchemist Holdings, which is controlled by the Chairman of our Board. In connection with the Company’s acquisition of Four Oceans, the Company issued 50,000,000 shares of its Series A Preferred Stock to Alchemist. Please see Note 1 for more details about the acquisitions of Total Travel Media and Four Oceans.

On March 15, 2017, the Company entered into a Consultancy and Marketing Agreement with Alchemist pursuant to which Alchemist provides marketing and consulting services, tools, websites, video production, and event management services to the Company. The Agreement shall remain in effect until the completion of the services. The Agreement may be terminated by the Company, by giving 14 calendar days written notice of such termination. For the period from inception (May 5, 2017) to April 30, 2018, consulting expenses incurred pursuant to this agreement were $836,640. These expenses are included in the research and development expenses in our consolidated statement of operations.

Bear Bull Market Dividends, Inc.

In connection with the Company’s acquisition of Total Travel Media, the Company issued 2,500,000 shares of its Series B Preferred Stock and 2,500,000 shares of its Common Stock Class B to Bear Bull, a significant shareholder of Sharing Services. In connection with the Company’s acquisition of Four Oceans, the Company also issued 25,000,000 shares of its Series A Preferred Stock to Bear Bull and another shareholder.

On April 7, 2017, the Company issued a promissory note (that carried an annual interest rate of 12%) to Bear Bull for $16,500. The note principal plus accrued but unpaid interest was repaid in April 2018.

As part of the acquisition of Four Oceans, the Company recorded a deemed dividend of $18,750,000 to the related parties for value of the shares issued for this transaction.

NOTE 14 - STOCKHOLDERS’

EQUITY (DEFICIT)

Preferred Stock

The Company’s Board has authorized the issuance of up to 200,000,000 shares of preferred stock, par value of $0.0001 per share. The Board may divide this authorization into one or more series, each with distinct powers, designations, preferences, and rights.

Series A Convertible Preferred Stock

The Company’s Board has authorized the issuance of up to 100,000,000 shares of Series A Preferred Stock.  Shares of our Series A Preferred Stock are senior in rank to shares of our Series C Preferred Stock, but junior to shares of our Series B Preferred Stock. The affirmative vote of the holders of 86% of the issued and outstanding shares of our Series A Preferred Stock is required for the Board to: (i) declare dividends upon shares of common stock, unless the shares of our Series A Preferred Stock are to receive the same dividend as the common shares, on an as converted basis; (ii) redeem the shares of our Series A Preferred Stock at a redemption price of $0.001 per share; (iii) authorize or issue additional or other capital stock that is junior or equal in rank to shares of our Series A Preferred Stock with respect to the preferences as to distributions and payments upon the liquidation, dissolution, or winding up of the Company; and (iv) amend, alter, change, or repeal any of the powers, designations, preferences, and rights of our Series A Preferred Stock. Upon the dissolution, liquidation, or winding up of the Company, whether voluntary or involuntary, the holders of the Series A Preferred Stock shall receive out of the assets of the Company the sum of $0.001 per shares before any payment or distribution shall be made on the shares of common stock, or any other class of capital stock ranking junior to the Series A Preferred Stock. For a period of 10 years from the date of issuance, the holders of the Series A Preferred Stock may elect to convert each share of the Series A Preferred Stock into one share of the Company’s common stock. Each share of our Series A Preferred Stock is entitled to one vote when voting as a class or together with the shares of common stock.

As discussed in Note 1, during the period from inception (May 5, 2017) to April 30, 2018, the Company issued 75,000,000 shares of its Series A Convertible Preferred Stock in connection with the acquisition of Four Oceans.  The company recorded a deemed dividend in connection to the transaction.  In addition, the Company issued 10,628,750 shares of its Series A Convertible Preferred Stock in connection with of the purchase of other entities with other acquisitions.  These shares were valued at a fair market value of $2,657,188. The Company issued 1,065,790 shares of its Series A Convertible Preferred Stock in exchange for consulting and other services. These shares were recorded at a fair market value of $266,449. As of April 30, 2018, 86,694,540 shares of Series A Convertible Preferred Stock were issued and outstanding.

Series B Convertible Preferred Stock

The Company’s Board has authorized the issuance of up to 10,000,000 shares of Series B Preferred Stock. Shares of our Series B Preferred Stock are senior in rank to shares of our Series A and Series C Preferred Stock. The affirmative vote of the holders of 86% of the issued and outstanding shares of our Series B Preferred Stock is required for the Board to: (i) declare dividends upon shares of common stock, unless the shares of our Series B Preferred Stock are to receive the same dividend as the common shares, on an as converted basis; (ii) redeem the shares of our Series B Preferred Stock at a redemption price of $0.001 per share; (iii) authorize or issue additional or other capital stock that is senior, junior or equal in rank to shares of our Series B Preferred Stock with respect to the preferences as to distributions and payments upon the liquidation, dissolution, or winding up of the Company; and (iv) amend, alter, change, or repeal any of the powers, designations, preferences, and rights of the Series B Preferred Stock. Upon the dissolution, liquidation, or winding up of the Company, whether voluntary or involuntary, the holders of the Series B Preferred Stock shall receive out of the assets of the Company the sum of $0.001 per shares before any payment or distribution shall be made on the shares of common stock, or any other class of capital stock of the Company ranking junior to the Series B Preferred Stock. For a period of 10 years from the date of issuance, the holders of the Series B Preferred Stock may elect to convert each share of Series B Preferred Stock into one share of the Company’s common stock. Each share of our Series B Preferred Stock is entitled to one vote when voting as a class, and to one thousand votes when voting together with shares of common stock.

As discussed in Note 1, during the period from inception (May 5, 2017) to April 30, 2018, the Company issued 10,000,000 shares of its Series B Convertible Preferred Stock in connection with the acquisition of TTM. As of April 30, 2018, 10,000,000 shares of our Series B Convertible Preferred Stock were issued and outstanding.

Series C Convertible Preferred Stock

The Company’s Board has authorized the issuance of up to 10,000,000 shares of Series C Preferred Stock. Shares of our Series C Preferred Stock are junior in rank to the Series A and Series B Preferred Stock. The affirmative vote of the holders of 86% of the issued and outstanding shares of our Series C Preferred Stock is required for the Board to: (i) declare dividends upon shares of common stock unless the shares of our Series C Preferred Stock are to receive the same dividend as the common shares, on an as converted basis; (ii) redeem the shares of Series C Preferred Stock at a redemption price of $0.001 per share; (iii) authorize or issue additional or other capital stock that is junior or equal in rank to our Series C Preferred Stock with respect to the preferences as to distributions and payments upon the liquidation, dissolution, or winding up of the Company; and (iv) amend, alter, change, or repeal any of the powers, designations, preferences, and rights of the Series C Preferred Stock. Upon the dissolution, liquidation, or winding up of the Company, whether voluntary or involuntary, the holders of the Series C Preferred Stock shall receive out of the assets of the Company the sum of $0.001 per shares before any payment or distribution shall be made on the shares of common stock, or any other class of capital stock of the Company ranking junior to the Series C Preferred Stock. For a period of 10 years from the date of issuance, the holders of Series C Preferred Stock may elect to convert each share of Series C Preferred Stock into one share of the Company’s common stock. Each share of our Series C Preferred Stock is entitled to one vote when voting as a class or together with shares of common stock.

During the period from inception (May 5, 2017) to April 30, 2018, the Company issued 3,950,000 shares of its Series C Convertible Preferred Stock for cash of $987,500 in connection with stock subscription agreements in the ordinary course of its business. As of April 30, 2018, 3,950,000 shares of our Series C Convertible Preferred Stock were issued and outstanding. As of April 30, 2018 the Company had $101,905 subscriptions receivable related to these issuances.

Common Stock

The Company’s Board has authorized the issuance of up to 500,000,000 shares of Class A Common Stock and up to 10,000,000 shares of Class B Common Stock, each with a par value of $0.0001 per share. Holders of our Class A Common Stock and Class B Common Stock are entitled to dividends declared by our Board, subject to the rights of the holders of classes of capital stock outstanding having priority rights with respect to dividends. Our shares of common stock have the same rights, except that the holders of our Class B Common Stock have the right to elect a majority of our Board while the holders of our Class A Common Stock have the right to elect the remainder of the directors. References to “common stock” throughout the notes to our consolidated financial statements include the Class A Common Stock and the Class B Common Stock, unless otherwise indicated or the context otherwise requires.

Prior to May 5, 2017, the Company had issued 30,020,000 shares of its Class A Common Stock to its founding shareholder and 23,340,000 to several individual shareholders in connection with stock subscription agreements. During the period from May 5, 2017 to April 30, 2018, the Company issued 1,310,000 shares of its Class A Common Stock for cash of $327,500.  The Company recorded a subscription receivable of $12,500 in relation to these issuances.  The Company issued 1,500,000 in exchange for consulting services recorded at the fair market value of $1,042,500. In addition, as discussed in Note 1, during the period from inception (May 5, 2017) to April 30, 2018, the Company issued 10,000,000 shares of its Class B Common Stock in connection with the acquisition of TTM. As of April 30, 2018, there were 56,170,000 shares of our Class A Common Stock and 10,000,000 shares of our Class B Common Stock issued and outstanding.  During the period from inception (May 5, 2017) to April 30, 2018, the Company received $196,500 in subscriptions for shares to be issued.

Stock Warrants

On October 6, 2017, the Company issued warrants to purchase up to 333,333 shares of its common stock. The warrants are exercisable for a period of five years from the issuance date at a price of $0.15 per share, subject to certain default provisions. We accounted for the issuance of the warrants in accordance with ASC 815 (please see Note 10).

The following table summarizes information relating to outstanding and exercisable stock warrants as of April 30, 2018:

Warrants Outstanding			Warrants Exercisable
	Weighted Average Remaining	Weighted Average		Weighted Average
Number of Shares	Contractual life (in years) (1)	Exercise Price	Number of Shares	Exercise Price

5,000,000	-	$ 0.0001	5,000,000	$ 0.0001
333,333	4.44	$ 0.15	333,333	$ 0.15

(1)

Effective March 1, 2018, the Company issued to Mr. John “J.T.” Thatch, President, Chief Executive Officer and a director of the Company, fully-vested warrants to purchase 5,000,000 shares of the Company’s Series A Preferred Stock with no expiration date.

NOTE 15 - BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

Business Segments

The Company was started a diversified travel and technology management group offering products and services in the taxi-ride sharing. The Company now provides 4.0 meta-search technologies, social travel alchemy, relationship marketing, group travel programs. In addition, the Company sells proprietary and third-party branded health and wellness products. For the period from inception (May 5, 2017) to April 30, 2018, the Company’s consolidated net sales revenues are from the following reportable segments: health and wellness products - $7.9 million; other - $0.3 million. The Company’s determination of its reportable segments is based on how its chief operating decision makers manage the business.

Geographic Area Information

For the period from inception (May 5, 2017) to April 30, 2018, all our consolidated net sales revenues are to customers located in the United States (based on the customer’s shipping address).

NOTE 16 – VENDOR CONCENTRATION

During the period from inception (May 5, 2017) to April 30, 2018, 94% of the products were supplied to the Company by 1 vendor.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases its corporate headquarters and other facilities located in Plano, Texas. At April 30, 2018, future minimum payments under non-cancelable operating leases, net of sublease income, are as follows:

Fiscal Year Ending April 30:
2019	$ 374,786
2020	453,225
2021	419,278
2022	186,724
2023	-
Thereafter	-
$ 1,434,013

Our leases require that we pay a portion of real estate taxes, insurance, common area maintenance and special assessments by the lessor, and include renewal options and escalation clauses. The information in the table above does not reflect any estimates or assumptions regarding the impact on future rent expense of real estate taxes, insurance, maintenance and special assessments or renewal options and escalation clauses. Total rent expense in connection with all operating leases amounted to $77,783 for the period from inception (May 5, 2017) to April 30, 2018 and is included in selling, general and administrative expenses in our consolidated statements of operations.

Contingencies

Legal Proceedings

The Company from time to time is involved in various claims and lawsuits incidental to the conduct of its business in the ordinary course. We do not believe that the ultimate resolution of these matters will have a material adverse impact on our consolidated financial position, results of operations or cash flows.

Other Contingencies

On October 4, 2017, the Company entered into a Share Exchange Agreement pursuant to which it acquired a 25% equity interest in 561 LLC. Under the terms of the Share Exchange Agreement, the sellers shall be entitled to an additional 2,500,000 shares of our Series A Convertible Preferred Stock when both of the following conditions have been met: (a) one year has passed from the Closing Date and (b) the closing bid price of the Company’s common stock equals or exceeds $5.00 per share, as reported by OTC Markets, Inc. In addition, under the terms of the Share Exchange Agreement, the sellers shall be entitled to an additional 2,500,000 shares of our Series A Convertible Preferred Stock when the following additional conditions have been met: (a) the Company shall be the owner of record of no less than 40% of the members’ interests in each of (i) 561 LLC and (ii) its affiliated company, America Approved Commercial, LLC. In accordance with GAAP, the Company has not recorded a liability in connection with this contingency.

On October 4, 2017, the Company entered into a Share Exchange Agreement pursuant to which it acquired a 25% equity interest in America Approved Commercial LLC (“AAC”). Under the terms of the Share Exchange Agreement, the sellers shall be entitled to an additional 2,500,000 shares of the Company’s Series A Preferred Stock when both of the following conditions have been met: (a) one year has passed from the Closing Date and (b) the closing bid price of the Company’s common stock equals or exceeds $5.00 per share, as reported by OTC Markets, Inc. In addition, under the terms of the Share Exchange Agreement, the sellers shall be entitled to an additional 2,500,000 shares of our Series A Convertible Preferred Stock when the following condition has been met: the Company shall be the owner of record of no less than 40% of the members’ interests in each of (i) AAC and (ii) its affiliated company, 561 LLC. In accordance with GAAP, the Company has not recorded a liability in connection with this contingency.

On October 4, 2017, the Company entered into a Share Exchange Agreement pursuant to which it acquired a 40% equity interest in LEH Insurance Group LLC (“LEHIG”) in exchange for 500,000 shares of its Series A Preferred Stock with a deem value of $0.25 per share, or $125,000. Under the terms of the Share Exchange Agreement, the sellers shall be entitled to an additional 500,000 shares of the Company’s Series A Preferred Stock when the following condition has been met: prior to December 31, 2018, LEHIG has booked contracts representing insurance premiums of no less than $500,000. In addition, under the terms of the Stakeholder and Investment Agreement, the sellers shall be entitled to an additional 500,000 shares of the Company’s Series A Preferred Stock when the following condition has been met: prior to December 31, 2018, LEHIG has booked contracts representing insurance premiums of no less than $1,000,000. In accordance with GAAP, the Company has not recorded a liability in connection with this contingency.

NOTE 18 - SUBSEQUENT EVENTS

On May 15, 2018, Legacy Direct Global, LLC. (“Legacy Direct Global”), a Texas limited liability company and a wholly-owned subsidiary of Sharing Services, Sharing Services, and Legacy Direct, LLC. (the “Seller”) entered into an agreement pursuant to which Legacy Direct Global acquired certain assets and the business and assumed certain liabilities of the Seller (the “Agreement”). In connection with the Agreement, Sharing Services has agreed to issue 100,000 restricted shares of its common stock and 900,000 stock warrants. The stock warrants enable the holders to acquire up to 900,000 restricted shares of Sharing Services’ common stock, subject to the achievement by the acquired business of certain specified performance targets over a period of up to three years. The stock warrants have an exercise price per share equal to 50% of the average 10-day trading price of Sharing Services’ common stock.

On May 16, 2018, Sharing Services, Inc. (the “Company”) entered into a financing transaction whereby the Company borrowed the sum of $203,000 from an accredited investor, Power Up Lending Group Ltd. (the “Lender”). The transaction involved the issuance by the Company in favor of the Lender of a Convertible Promissory Note (the “Note”) in the principal amount of $203,000. The Note accrues interest at the annual rate of 12% with the principal amount and all accrued interest being due and payable on May 16, 2019. At the option of the Lender, the Note is convertible into shares of the Company’s common stock at any time following 180 days from its issuance.

On July 2, 2018, Sharing Services, Inc. (the “Company”) entered into a financing transaction whereby the Company borrowed the sum of $128,000 from an accredited investor, Power Up Lending Group Ltd. (the “Lender”). The transaction involved the issuance by the Company in favor of the Lender of a Convertible Promissory Note (the “Note”) in the principal amount of $128,000. The Note accrues interest at the annual rate of 12% with the principal amount and all accrued interest being due and payable on July 2, 2019. At the option of the Lender, the Note is convertible into shares of the Company’s common stock at any time following 180 days from its issuance.

On July 6, 2018 Sharing Services, Inc. (the “Company”) entered into a Letter of Intent (LOI) with Hyten Global, LLC (Hyten). As part of this LOI the Company agreed to provide a short-term working capital loan of $50,000 and Hyten gave the Company an exclusive right for a period of 120 days to purchase all the assets and intellectual property of Hyten.

On June 2, 2018 the Company issued 600,000 Common A shares, par value of $.0001 at a price of $.25 for a total value of $150,000 in connection with share subscription agreements.

In June the Company received $40,000 for Common A shares, $.0001 par value at $.25 per share, as part of a share subscription agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Background.  Attached as exhibits to this Annual Report on Form 10-K are certifications of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), which are required in accordance with Rule 13a-14 of the Exchange Act. This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications. This section should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Controls Evaluation and Related CEO and CFO Certifications.  Our management, with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. The controls evaluation was conducted by our Disclosure Committee, comprised of senior representatives from our finance, accounting, internal audit, and legal departments under the supervision of our CEO and CFO.

Certifications of our CEO and our CFO, which are required in accordance with Rule 13a-14 of the Exchange Act, are attached as exhibits to this Annual Report. This “Controls and Procedures” section includes the information concerning the controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Limitations on the Effectiveness of Controls.  We do not expect that our disclosure controls and procedures will prevent all errors and all fraud. A system of controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. Because of the limitations in all such systems, no evaluation can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Furthermore, the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how unlikely. Because of these inherent limitations in a cost-effective system of controls and procedures, misstatements or omissions due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation.  The evaluation of our disclosure controls and procedures included a review of their objectives and design, our implementation of the controls and procedures and the effect of the controls and procedures on the information generated for use in this Annual Report. In the course of the evaluation, we sought to identify whether we had any data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, was being undertaken if needed. This type of evaluation is performed on a quarterly basis so that conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our Quarterly Reports on Form 10-Q and our Annual Reports on Form 10-K. Many of the components of our disclosure controls and procedures are also evaluated by our internal audit department, by our legal department and by personnel in our finance organization. The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures on an ongoing basis, and to maintain them as dynamic systems that change as conditions warrant.

Conclusions regarding Disclosure Controls.  Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of April 30, 2018, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting.

Management of the Company, including the CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control system was designed to provide reasonable assurance to management and our Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations. A system of internal controls may become inadequate over time because of changes in conditions or deterioration in the degree of compliance with the policies or procedures. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of our internal control over financial reporting as of April 30, 2018.  Based on this assessment, management has concluded that, as of April 30, 2018 our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles based on such criteria.

Changes in Internal Control over Financial Reporting.  During our last fiscal quarter there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Business Conduct and Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees. Copies of this document are available in print to any person, without charge, upon written request to our Investor Relations Department at 1700 Coit Road, Suite 100, Plano, Texas 75075.

Committees of the Board of Directors

The registrant’s Board of Directors from time to time may appoint directors to serve in committees. As of the date hereof, the Board of Directors has not appointed committees due to the limited number of directors currently serving.

The names, addresses, ages and positions of our executive officers and directors are set forth below:

Name	Age	Position(s)
Robert Oblon	52	Chairman of the Board of Directors
John “JT” Thatch	56	President, Chief Executive Officer and Director
Frank A. Walters	70	Secretary, Treasurer, Principal Financial Officer and Director
Jordan Brock	36	Vice President and Director

Robert Oblon has been the visionary architect and Chief Executive Officer of Alchemist Holdings LLC for over five years, and of Four Oceans Holdings, Inc. and its predecessor companies  for five years prior to the registrant’s acquisition of Four Oceans Holdings, Inc., on September 29, 2017. Four Oceans Holdings, Inc. is now a wholly owned subsidiary of the registrant. For more than 20 years, Mr. Oblon has been at the forefront of some of today's leading marketing companies, such as WorldVentures, Your Success Network, and Travopoly Travel. During this time, Mr. Oblon has successfully lead both product and business initiatives that empower entrepreneurs to achieve their business goals.

John “JT” Thatch is an accomplished, energetic, entrepreneur-minded executive with the vision and knowledge to create growth and shareholder value for an organization. Mr. Thatch has served as President, Chief Executive Officer and a Director of the registrant since March 2018. From 2009 to 2016, Mr. Thatch served as Chief Executive Officer for universal education and, from 2016 to present, as the Managing Member of Superior Wine and Spirits, LLC, a Florida-based wholesale distributor of wine and spirits. From 2000 to 2005, Mr. Thatch served as CEO of CUI Global, Inc., a publicly traded technology company that Mr. Thatch took public in the year 2000. Prior to that, Mr. Thatch had started, owned and operated several businesses of various size and industries, including businesses in the service, retail, wholesale, education, finance, real estate management and technology industries. In addition, Mr. Thatch has served as a consultant and interim CEO of two other public companies, Dtomi and Innova Pure Water, advising their Board of Directors on growth strategies and organizational structure.

Frank A. Walters has served for more than 30 years as a CFO and COO in companies in the manufacturing, distribution, direct selling, management consulting, staffing, and financial services sectors. From 2012 to 2018, Mr. Walters has served as Chief Financial Officer of Columbia Advisory Group, a Dallas, Texas based Information Technology (IT) consulting firm. From 2006 to 2010, Mr. Walters served as Chief Financial Officer of WorldVentures, a Plano, Texas-based direct selling travel company. From 1999 to 2012, Mr. Walters served as President of Kestral Financial, which provided CFO and operational support for startup and emerging growth companies. Mr. Walters is a graduate of Illinois State University and is a Certified Public Accountant.

Jordan Brock currently serves as Vice President of Marketing and is a member of the Board of Director of the registrant. From December 2016 to March 2018, Mr. Brock served as President, Chief Executive Officer and a Director of the registrant. From 2011 to present, Mr. Brock has also served as Vice President of Business Development of GoodThink, Inc., a Dallas, Texas-based leading Positive Psychology corporate consulting firm where he is responsible for strategic direction and business initiatives. Mr. Brock is a graduate of Abilene Christian University with a BA degree in Business Management and of Oklahoma Christian University with an MBA in eCommerce.

Family Relationships

There are no family relationships among the Directors and Executive Officers of the registrant.

Involvement in Legal Proceedings

No Executive Officer or Director of the registrant has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding that is currently pending. In addition, no Executive Officer of the registrant is the subject of pending legal proceedings.

As of the date hereof, no Executive Officer or Director of the registrant is involved in any bankruptcy petition by or against any business in which they are a general partner or executive officer at this time or within two years of any involvement as a general partner, executive officer, or director of any business.

ITEM 11.   EXECUTIVE COMPENSATION

We are a Smaller Reporting Company, as defined in Rule 12b-2 of the Exchange Act. Accordingly, we have omitted certain information called for by this Item as permitted by applicable scaled disclosure rules.

Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to named executive officers of the registrant for all services rendered in all capacities to us for the period from inception (May 5, 2017) through April 30, 2018:

SUMMARY COMPENSATION TABLE
Name and Principal Position (1)	Year	Salary ($)	Bonus ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
John “JT” Thatch President and Chief Executive Officer (2)	2018	80,000	-	-	8,594	88,594
Frank A. Walters Secretary, Treasurer, Principal Financial Officer (3)	2018	60,000	-	-	2,700	62,700
Jordan Brock Vice President (4)	2018	-	-	-	33,351	33,351

(1)

Table reflects principal position held by each named officer as of April 30, 2018.

(2)

Mr. Thatch was appointed by the Company’s Board of Directors to the position of President, Chief Executive Officer and Director effective on March 1, 2018. The amounts reported above include salary of $7,500 and other compensation of $4,000 deferred at the election of Mr. Thatch.

(3)

Mr. Walters and the Company entered into an employment agreement effective March 4, 2018. Mr. Walters did not receive remuneration of any kind from the Company for his services prior to March 4, 2018. The amounts reported above include salary of $7,500 deferred at the election of Mr. Walters.

(4)

Mr. Brock served as President, Chief Executive Officer and Director of the Company until March 1, 2018. For the period from inception (May 5, 2017) through April 30, 2018, Mr. Brock earned $33,351 for consulting services provided to the Company.

Narrative Discussion to Summary Compensation Table

The Company is an emerging growth company with no significant sales activity prior to December 2017 and its executive officers and directors had agreed to work without remuneration until such time as the Company generated sufficient sales to provide funding for such remuneration. The Company’s Board of Directors has the ultimate responsibility for authorizing the timing and amount of compensation programs for the Company’s directors, executive officers and key employees based upon such factors as historical cash flow from operations, availability of funding from the issuance of equity securities and debt, company product sales revenue, anticipated cash expenditures, accounts receivable balance, accounts payable, notes payable, and anticipated debt service and the available cash balance.

Effective March 1, 2018, the Company’s Board of Directors appointed Mr. John (“JT”) Thatch to the position of President, Chief Executive Officer and a director of the Company. In connection with such appointment, the Company and Mr. Thatch entered into an executive employment agreement (the “Executive Agreement”). Pursuant to the terms of the Executive Agreement, Mr. Thatch is entitled to receive a base salary of $20,000 per month. In addition, effective March 1, 2018, the Company issued to Mr. Thatch fully-vested warrants to purchase 5,000,000 shares of the Company’s Series A Preferred Stock at a price equal to par value, $0.0001 per share. Pursuant to the terms of the Executive Agreement, effective as of January 1, 2019, Mr. Thatch shall be entitled to receive an additional warrant to purchase up to 10% of the then issued and outstanding shares of (a) the Company’s Common Stock – Class A, (b) the Company’s Series A Preferred Stock, and (c) the Company’s Series C Preferred Stock, each at a price equal to par value, $0.0001 per share. On March 27, 2018, the Company and Mr. Thatch entered into an Addendum to Executive Employment Agreement to further clarify the provisions of Section 3.3(a) of the Executive Agreement. Pursuant to the terms of the Executive Agreement, in the event of termination of employment without cause, any unvested shares of stock and stock warrants held by Mr. Thatch shall immediately vest in full. In addition, in the event of a change in control of the Company, as defined in the Executive Agreement, any right to acquire or receive shares shall immediately accelerate.

On March 4, 2018, the Company and Mr. Frank A. Walters entered into an employment agreement (the “Employment Agreement”). Pursuant to the Employment Agreement, Mr. Walters is entitled to receive a base salary of $15,000 per month. In addition, effective March 4, 2018, the Company issued to Mr. Walters fully vested options to purchase up to 3,000,000 shares of the registrant’s Series A Preferred Stock at a price equal to par value, $0.0001 per share.

On April 12, 2018, the Company and Mr. Robert Oblon entered into a contractor agreement (the “Agreement”) effective April 1, 2018. Pursuant to the terms of the Agreement, Mr. Oblon is compensated for his services as Chairman of the Board of Director at the rate of $10,000 per month.

For the period from inception (May 5, 2017) through April 30, 2018, Mr. Jordan Brock received $33,531fom the Company for consulting services.

Stock Awards Plan

The registrant has not adopted a Stock Awards Plan, but may do so in the future. The terms of any such plan have not been determined.

Compensation of Directors

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the period from inception (May 5, 2017) through April 30, 2018:

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Oblon (2)	15,000	-	-	-	-	3,081	18,081
Jordan Brock	-	-	-	-	-	-	-
John “JT” Thatch	-	-	-	-	-	-	-
Frank A. Walters	-	-	-	-	-	-	-

(1)

As more fully discussed under Executive Compensation above, directors of the Company had agreed to work without remuneration until such time as the Company generated sufficient sales to provide funding for such remuneration. Messrs. Brock, Thatch and Walters did not receive compensation for their services as directors distinct and separate from any compensation described under Executive Compensation above.

(2)

Pursuant to the terms of a contractor agreement entered into with Mr. Oblon on April 12, 2018, Mr. Oblon is compensated for his services as Chairman of the Board of Director at the rate of $10,000 per month effective March 1 2018.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of April 30, 2018:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION or WARRANT AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options or Warrants (#) Exercisable	Number of Securities Underlying Unexercised Options or Warrants (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option or Warrant Exercise Price ($)	Option or Warrant Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
John“JT” Thatch	5,000,000	-	-	$0.0001	-	-	-	-	-
Frank A. Walters	3,000,000	-	-	$0.0001	-	-	-	-	-
Jordan Brock	-	-	-	-	-	-	-	-	-

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Title of Class	Name and Address of Beneficial Owner [1]	Amount and Nature of Beneficial Owner [2]	Percent of Class [3]
Common Stock Class A	Foshan City Shunde District Cheering Garden Tools Co., Ltd., No. 83 Hongqi Mid-Rd., Ronggui Town, Shunde District, Foshan City, Guangdong Province, China	30,020,000	54.7%

	All Officers and Directors as a Group - 2	—	0%

Common Stock Class B [4]	Alchemist Holdings, Inc. 1415 Legacy Drive Suite 310 Frisco, TX 75034	7,500,000	75.0%

	Bear Bull Market Dividends, Inc. 600 Anton Blvd., 17 th Floor Costa Mesa, CA 92626	2,500,000	25.0%

	All Officers and Directors as a Group – 2	—	0%

Series A Preferred Stock [5]	Alchemist Holdings, Inc. 1415 Legacy Drive Suite 310 Frisco, TX 75034	50,000,000	57.7%

	Bear Bull Market Dividends, Inc. 600 Anton Blvd., 17 th Floor Costa Mesa, CA 92626	20,000,000	23.1%

	212 Technologies, LLC 2120 S. Reserve #364 Missoula, MT 59801	5,628,750	6.5%

	Research & Referral BZ 11 Hibiscus Street Ladyville, Belize	5,000,000	5.8%

	All Officers and Directors as a Group - 2	—	0%

Series B Preferred Stock [6]	Alchemist Holdings, Inc. 1415 Legacy Drive Suite 310 Frisco, TX 75034	7,500,000	75.0%

	Bear Bull Market Dividends, Inc. 600 Anton Blvd., 17 th Floor Costa Mesa, CA 92626	2,500,000	25.0%

	All Officers and Directors as a Group – 2	—	0%
[1]

The person named above may be deemed to be a “parent” and “promoter” of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of their direct and indirect stock holdings.

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

[3]

Based upon the number of issued and outstanding shares of the various classes:  Common Class A:  53,360,000; Common Class B: 10,000,000; Series A Preferred: 6,694,540; Series B Preferred: 10,000,000; and Series C Preferred:   1,780,000

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

EQUITY COMPENSATION PLAN INFORMATION

The registrant has not adopted an equity compensation plan. The registrant may adopt an equity compensation plan or plans in the future. Please see Item 11, EXECUTIVE COMPENSATION, above for information about equity-based instruments issued to executives of the registrant pursuant to employment agreements.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We are a Smaller Reporting Company, as defined in Rule 12b-2 of the Exchange Act. Accordingly, we have omitted certain information called for by this Item as permitted by applicable scaled disclosure rules.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

During the period from inception (May 5, 2017) to April 30, 2018, the fees billed by Ankit Consulting Services Inc., Certified Public Accountants, for their services are as follows:

Period from Inception (May 5, 2017) to April 30, 2018
Audit Fees (1)	$65,000
All Other Fees	-
Total Fees	$65,000

(1)

Aggregate fees billed relate to the audit of the Company’s financial statements as well as to any accounting and reporting advisory services related to regulatory filings.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Annual Report:

(a)   List of Financial Statements and Financial Statement Schedules

None.

(b)   Exhibits

The following exhibits are filed as part of this Annual Report or are incorporated herein by reference:

3.1	Amended and Restated Articles of Incorporation of Sharing Service, Inc., which is incorporated herein by reference from Exhibit 3.1.1 to the Company’s Current Report on Form 8-K filed on May 8, 2017

3.2	Bylaws of Sharing Service, Inc., dated April 25, 2015, which is incorporated herein by reference from Exhibit 3.2.1 to the Company’s Current Report on Form 8-K filed on May 8, 2017

4.1	Certificate of Designations of Series A Preferred Stock, which is incorporated herein by reference from Exhibit 3.1.2 to the Company’s Current Report on Form 8-K filed on May 8, 2017

4.2	Certificate of Designations of Series B Preferred Stock, which is incorporated herein by reference from Exhibit 3.1.3 to the Company’s Current Report on Form 8-K filed on May 8, 2017

4.3	Certificate of Designations of Series C Preferred Stock, which is incorporated herein by reference from Exhibit 3.1.4 to the Company’s Current Report on Form 8-K filed on May 8, 2017

4.4

Convertible Promissory Note dated December 15, 2017 issued by Sharing Service, Inc. in favor of Power UP Lending Group Ltd., which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on January 5, 2017

4.5

Convertible Promissory Note dated January 22, 2018 issued by Sharing Service, Inc. in favor of RB Capital Partners, Inc., which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on January 26, 2018

4.6

Convertible Promissory Note dated February 8, 2018 issued by Sharing Service, Inc. in favor of RB Capital Partners, Inc., which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on February 13, 2018

4.7

Convertible Promissory Note dated March 16, 2018 issued by Sharing Service, Inc. in favor of RB Capital Partners, Inc., which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on March 23, 2018

4.8

Convertible Promissory Note dated April 13, 2018 issued by Sharing Service, Inc. in favor of RB Capital Partners, Inc., which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on April 19, 2018

4.9

Convertible Promissory Note dated May 16, 2018 issued by Sharing Service, Inc. in favor of Power UP Lending Group Ltd., which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on June 5, 2018

4.10

Convertible Promissory Note dated July 2, 2018 issued by Sharing Service, Inc. in favor of Power UP Lending Group Ltd., which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on July 17, 2018

10.1

Stakeholder and Investment Agreement dated May 21, 2017 by and between Sharing Service, Inc., 212 Technologies and certain individual selling shareholders, which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on May 25, 2017

10.2

Share Exchange Agreement dated May 23, 2017 by and between Sharing Service, Inc., Total Travel Media, Inc., and the Equity Holders of Total Travel Media, Inc., which is incorporated herein by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed on September 21, 2017

10.3

Consulting Agreement dated September 26, 2017 by and between Sharing Service, Inc. and RB Capital Partners, Inc., which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on October 2, 2017

10.4

Share Exchange Agreement dated September 29, 2017 by and between Sharing Service, Inc., Four Oceans Holdings, Inc., and the Equity Holders of Four Oceans Holdings, Inc., which is incorporated herein by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 5, 2017

10.5

Share Exchange Agreement dated October 4, 2017 by and between Sharing Service, Inc., 561 LLC, and the Equity Holders of 561 LLC, which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on October 10, 2017

10.6

Share Exchange Agreement dated October 4, 2017 by and between Sharing Service, Inc., America Approves Commercial LLC and the Equity Holders of America Approves Commercial LLC, which is incorporated herein by reference from Exhibit 1.2 to the Company’s Current Report on Form 8-K filed on October 10, 2017

10.7

Share Exchange Agreement dated October 4, 2017 by and between Sharing Service, Inc., Medical Smart Care LLC and the Equity Holder of Medical Smart Care LLC, which is incorporated herein by reference from Exhibit 1.3 to the Company’s Current Report on Form 8-K filed on October 10, 2017

10.8

Share Exchange Agreement dated October 4, 2017 by and between Sharing Service, Inc., LEH Insurance Group LLC and the Equity Holder of LEH Insurance Group LLC, which is incorporated herein by reference from Exhibit 1.4 to the Company’s Current Report on Form 8-K filed on October 10, 2017

10.9

Securities Purchase Agreement dated October 10, 2017 by and between Sharing Service, Inc. and UP Lending Group Ltd., which is incorporated herein by reference from Exhibit 1.2 to the Company’s Current Report on Form 8-K filed on October 13, 2017

10.10

Securities Purchase Agreement dated December 15, 2017 by and between Sharing Service, Inc. and Power UP Lending Group Ltd., which is incorporated herein by reference from Exhibit 1.2 to the Company’s Current Report on Form 8-K filed on January 5, 2017

10.11

Employment Agreement dated March 4, 2018 by and between Sharing Service, Inc. and Frank A. Walters, which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on March 8, 2018

10.12

Executive Employment Agreement dated February 28, 2018 by and between Sharing Service, Inc. and John Thatch, which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K/A filed on March 28, 2018

10.13

Addendum to Executive Employment Agreement dated March 27, 2018 by and between Sharing Service, Inc. and John Thatch, which is incorporated herein by reference from Exhibit 1.2 to the Company’s Current Report on Form 8-K/A filed on March 28, 2018

10.14

Contractor Agreement dated April 12, 2018 by and between Sharing Service, Inc. and Robert Oblon, which is incorporated herein by reference from Exhibit 1.2 to the Company’s Current Report on Form 8-K filed on April 19, 2018

10.16

Investment Agreements dated March 15, 2018, March 19, 2018, March 22, 2018 and April 24, 2918 by and between Sharing Service, Inc. and Direct Cellars, LLC., which are incorporated herein by reference from Exhibit 1.1, Exhibit 1.2, Exhibit 1.3 and Exhibit 1.4 to the Company’s Current Report on Form 8-K filed on May 9, 2018

10,16

Contractor Agreement dated April 26, 2018 by and between Sharing Service, Inc. and Jordan Brock, which is incorporated herein by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 23, 2018

10.17

Securities Purchase Agreement dated May 16, 2018 by and between Sharing Service, Inc. and Power UP Lending Group Ltd., which is incorporated herein by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 5, 2018

10.18

Asset Purchase Agreement dated May 15, 2018 by and between Legacy Direct Global, LLC., Sharing Service, Inc. and Legacy Direct, LLC., which is incorporated herein by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 8, 2018

10.19

Securities Purchase Agreement dated July 2, 2018 by and between Sharing Service, Inc. and Power UP Lending Group Ltd., which is incorporated herein by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 17, 2018

21.1	List of Subsidiaries of Sharing Services, Inc.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of John Thatch

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Frank A. Walters

32.1	Section 1350 Certification of John Thatch

32.2	Section 1350 Certification of Frank A. Walters

101

The following financial information from our Annual Report on Form 10-K for the fiscal year ended April 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) Consolidated Statements of Stockholders’ Equity (Deficit) and (vi) the Notes to Consolidated Financial Statements*

*Included herewith

† Certain schedules and exhibits have been omitted pursuant to Item 601(b) (2) of Regulation S-K. The Registrant agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule or exhibit upon request.

(c)   Financial Statement Schedules

We are a Smaller Reporting Company, as defined in Rule 12b-2 of the Exchange Act, and, accordingly, are not required to provide the information called for by this Item.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of July, 2018.

SHARING SERVICES, INC.

(Registrant)

By:

/s/ John Thatch

John Thatch

President, Chief Executive Officer and Director

By:

/s/ Frank A. Walters

Frank A. Walters

Secretary, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John Thatch	President, Chief Executive Officer and Director (Principal Executive Officer)	July 30, 2018
John Thatch
/s/ Frank A. Walters	Secretary, Chief Financial Officer and Director (Principal Financial Officer)	July 30, 2018
Frank A. Walters
/s/ Robert Oblon	Chairman of the Board of Directors	July 30, 2018
Robert Oblon
/s/ Jordan Brock	Director	July 30, 2018
Jordan Brock