Form 10-K/A
period 2018-04-30
Sharing Services, Inc.
filed 2018-08-10
CIK 1644488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-K/A

Amendment #1

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

Explanatory Note

The sole purpose of this Amendment No. 1 to Sharing Services, Inc.'s Annual Report on Form 10-K for the annual period ended April 30, 2018, as filed with the Securities and Exchange Commission on July 30, 2018, in the form of a Form 10-K/A (Amendment No. 1) is to furnish Exhibit 101 in accordance with Rule 405 of Regulation S-T.  Exhibit 101 provides the financial statements and related notes for the Form 10-K formatted in (eXtensible Business Reporting Language).  No other changes have been made to the Form 10-K.  This Amendment No. 1 does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-K.

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

21.1	List of Subsidiaries of Sharing Services, Inc., which is incorporated herein by reference from Exhibit 21.1 to the Company’s Current Report on Form 10-K filed July 30, 2018

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of John Thatch*

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Frank A. Walters*

32.1	Section 1350 Certification of John Thatch*

32.2	Section 1350 Certification of Frank A. Walters*

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of August, 2018.

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

Signature	Title	Date
/s/ John Thatch	President, Chief Executive Officer and Director (Principal Executive Officer)	August 9, 2018
John Thatch
/s/ Frank A. Walters	Secretary, Chief Financial Officer and Director (Principal Financial Officer)	August 9, 2018
Frank A. Walters
/s/ Robert Oblon	Chairman of the Board of Directors	August 9, 2018
Robert Oblon
/s/ Jordan Brock	Director	August 9, 2018
Jordan Brock