Form 10-Q
period 2018-07-31
Sharing Services, Inc.
filed 2018-09-14
CIK 1644488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2018

or

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

(469) 304-9400

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

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of September 12, 2018, there were 57,084,000 shares of the issuer’s class A common stock and 10,000,000 shares of the issuer’s class B common stock outstanding.

In this Quarterly Report, references to “the Company,” “Sharing Services,” “our company,” “we,” “our,” “ours” and “us” refer to Sharing Services, Inc. and its consolidated subsidiaries unless otherwise indicated or the context otherwise requires.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report and in any documents incorporated by reference herein which are not purely historical facts, or which depend upon future events may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” or similar expressions may also identify such forward-looking statements.

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

•

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

The following condensed consolidated balance sheets as of July 31, 2018 and April 30, 2018, and the condensed consolidated statements of earnings, condensed consolidated statements of comprehensive income and condensed consolidated statements of cash flows for the three months ended July 31, 2018 and for the period from May 5, 2017 (inception) to July 31, 2017 are those of Sharing Services, Inc. and subsidiaries.

Index to the Condensed Consolidated Financial Statements

For the Three Months Ended to July 31, 2018

SHARING SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	July 31, 2018 (Unaudited)	April 30, 2018
Current Assets
Cash and cash equivalents	$785,554	$768,268
Accounts receivable	1,699,505	1,556,472
Notes receivable	275,000	275,000
Inventory	857,859	236,335
Other current assets	437,777	145,636
Total Current Assets	4,055,695	2,981,711

Security deposits	41,920	21,055
Property and equipment, net	253,842	118,465
Investments in unconsolidated entities	4,007,188	2,757,188
TOTAL ASSETS	$8,358,645	$5,878,419

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$786,662	$525,075
Accrued and other current liabilities	4,045,362	3,619,608
Due to related parties	4,799	4,799
Current portion of convertible notes payable, net of unamortized debt discount of $770,617 and $772,398	480,383	247,602
Derivative liabilities	31,066,441	30,488,655
Total Current Liabilities	36,383,647	34,885,739

Convertible notes payable, net of unamortized debt discount of $41,908 and $44,427	8,092	5,573
TOTAL LIABILITIES	36,391,739	34,891,312
Commitments and contingencies
Stockholders' Deficit
Preferred stock, $0.0001 par value, 200,000,000 shares authorized:
Series A convertible preferred stock, $0.0001 par value, 100,000,000 shares designated; 91,694,540 and 86,694,540 shares issued and outstanding as of July 31, 2018 and April 30, 2018, respectively	9,169	8,669
Series B convertible preferred stock, $0.0001 par value, 10,000,000 shares designated; 10,000,000 shares issued and outstanding	1,000	1,000
Series C convertible preferred stock, $0.0001 par value, 10,000,000 shares designated; 3,950,000 shares issued and outstanding	395	395
Common Stock, $0.0001 par value, 500,000,000 Class A shares authorized, 56,770,000 shares and 56,170,000 shares issued and outstanding as of July 31, 2018 and April 30, 2018, respectively	5,677	5,617
Common Stock, $0.0001 par value, 10,000,000 Class B shares authorized, 10,000,000 shares issued and outstanding	1,000	1,000
Additional paid in capital	26,596,079	25,423,589
Shares to be issued	94,500	196,500
Stock subscriptions receivable	(114,405)	(114,405)
Accumulated deficit	(54,626,509)	(54,535,258)
Total Stockholders' Deficit	(28,033,094)	(29,012,893)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$8,358,645	$5,878,419

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHARING SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months	Period from May 31,
	Ended	2017 (Inception) to
	July 31, 2018	July 31, 2017

Net sales	$12,930,726	$-
Cost of goods sold	4,964,010	-
Gross profit	7,966,716	-
Operating Expenses
Selling and marketing expenses	6,044,357	288,417
General and administrative expenses	1,585,186	303,796
Total operating expenses	7,738,744	592,213
Operating earnings (loss)	337,172	(592,213)
Other income (expense)
Interest expense, net	(402,586)	(26,609)
Change in fair value of derivative liabilities	(25,837)	(22,004)
Total other income (expense), net	(428,423)	(48,613)
Loss before income taxes	(91,251)	(640,826)
Income tax provision (benefit)	-	-
Net loss	$(91,251)	$(640,826)

Earnings (loss) per share:
Basic	$(0.00)	$(0.01)

Diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding:
Basic	66,561,304	52,218,182

Diluted	66,561,304	52,218,182

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHARING SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months	Period from May 31,
	Ended	2017 (Inception) to
CASH FLOWS FROM OPERATING ACTIVITIES:	July 31, 2018	July 31, 2017
Net loss	$(91,251)	$(640,826)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,947	200
Stock-based compensation expense	8,000	266,448
Amortization of debt discount	335,300	22,970
Change in fair value of derivative liabilities	25,837	22,004
Changes in operating assets and liabilities:
Accounts receivable	(143,034)	-
Inventory	(563,633)	-
Other current assets	(291,142)	-
Security deposits	(20,865)
Accounts payable	261,586	5,568
Accrued and other liabilities	413,998	499
Net Cash Used in Operating Activities	(57,257)	(323,137)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property and equipment	(118,723)	-
Cash from acquisition of subsidiaries	-	57,605
Cash paid for investments	-	(15,000)
Net Cash Used in Investing Activities	(118,723)	42,605
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable	325,000	35,000
Repayment of convertible notes payable	(136,734)	-
Proceeds from issuance of Series C Convertible preferred stock	-	333,500
Proceeds from issuance of common stock	40,000	-
Repayment of promissory notes payable	(35,000)	(15,000)
Proceeds from related parties	-	849
Net Cash Provided by Financing Activities	193,266	354,349

Increase in cash and cash equivalents	17,286	73,817
Cash and cash equivalents, beginning of period	768,268	-
Cash and cash equivalents, end of period	$785,554	$73,817

Supplemental cash flow information
Cash paid for interest	$41,972	$-
Cash paid for taxes	$-	$-
Supplemented disclosure of non-cash investing and financing activities:
Series A Convertible Preferred Stock issued for equity investments	$1,250,000	$1,407,188
Derivative liability recognized as debt discount	$325,000	$61,843

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHARING SERVICES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended JULY 31, 2018

(Unaudited)

NOTE 1 –DESCRIPTION OF OPERATIONS AND BASIS OF PRESENTATION

The Company was originally formed to develop and market a taxi-ride sharing website and application (“web app”). Beginning in February 2017, the Company expanded its business model to also offer a wide range of travel and technology management and other products and services. In December 2017, the Company launched a wholly-owned subsidiary operating under the trade name “Elepreneurs.” One of Elepreneus’ leading product lines, “Elevate,” consists of Nutraceutical products which the Company terms “D.O.S.E.” (Dopamine, Oxytocin, Serotonin and Endorphins) and was developed and is owned by another of the Company’s wholly-owned subsidiaries, “Elevacity Global.” This product line has accelerated the Company’s growth during the last two quarters of the period from May 5, 2017 (inception) to April 30, 2018. The Company uses a direct-selling model and operates a subscription-based vacation portal. As part of its growth strategy, the Company has completed several strategic acquisitions and purchases of equity interests in certain companies as more fully discussed in our Annual Report on Form 10-K for the period from May 5, 2017 (inception) to April 30, 2018.

The condensed consolidated interim financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC, although we believe that the disclosures made are adequate to make the information not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Sharing Services, Inc. and subsidiaries (“Sharing Services”, “we”, “us”, or the “Company”) for the period from May 5, 2017 (inception) to April 30, 2018.

Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and settle its liabilities in the ordinary course of its business for the foreseeable future. The Company is an emerging growth company and has not generated positive cash flows from operations. In addition, prior to its fiscal quarter ended January 31, 2018, the Company had not generated sales. Historically, the Company has funded its working capital needs and acquisitions primarily with capital transactions and with unsecured debt, including the issuance of convertible notes. The Company intends to continue to raise capital and use unsecured debt, including the issuance of convertible notes, from time to time in the future as needed to fund its working capital needs and strategic acquisitions.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We adhere to the same accounting policies in the preparation of our condensed consolidated interim financial statements as we do in the preparation of our full-year consolidated financial statements. As permitted under GAAP, interim accounting for certain expenses is based on full-year assumptions.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and (iii) the reported amount of net revenues and expenses recognized during the periods presented. Actual results may differ from these estimates in amounts that may be material to our consolidated financial statements. We believe that the estimates and assumptions used in the preparation of our financial statements, including our condensed consolidated interim financial statements, are reasonable. In managements’ opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Accounting Changes

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. A core principle of the new guidance is that an entity should measure revenue in connection with its sale of goods and services to a customer based on the consideration to which the entity expects to be entitled in exchange for each of those goods and services. The new standard must be adopted using either the retrospective or cumulative effect transition method. For public companies, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. As required, the Company adopted ASU No. 2014-09, using the cumulative effect transition method, effective May 1, 2018 and its adoption did not have a material impact on its consolidated financial statements and business.

The impact of adopting the new revenue standard on our financial statements was not material and relates primarily to our customers’ right of return and to recognition of revenue from services offered on a subscription basis. We now defer revenue (and the related cost of goods sold) associated with our customers’ right of return. The impact of adopting the new standard on our revenue from subscription-based services was not significant due to the short subscription periods (general one year or less) and to our prior policy of recognizing revenue from subscription-based services ratably over the subscription period.

Historically, our sales returns have been approximately 2% of our consolidated net sales and our subscription-based revenues have been 1% of our consolidated net sales. In addition, the Company is an emerging growth company with limited sales history. Going forward, the Company will continue to monitor its sales returns history and its sales of subscription-based services, and the Company will continue to recognize revenue in proportion to the documented pattern of satisfaction by the Company of such customer rights. Further, the Company will provide the added disclosures required by ASU No. 2014-09 when material.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”). ASU 2017-01 must be applied prospectively and provides a narrower framework to be used to determine if a set of assets and activities constitutes a business compared to the framework under the prior guidance and is generally expected to result in greater consistency in the application of ASC Topic No. 805, “Business Combinations.” For public companies, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. As required, the Company adopted ASU No. 2017-01 effective May 1, 2018 and its adoption did not have a material impact on its consolidated financial statements.

In February 2017, the FASB issued ASU No. 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” The amendments clarified that nonfinancial assets that are within the scope of ASC Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. For example, a parent may transfer control of nonfinancial assets by transferring ownership interests in a consolidated subsidiary. For public companies, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. As required, the Company adopted ASU No. 2017-05 effective May 1, 2018 and its adoption did not have a material impact on its consolidated financial statements.

Recently Issued Accounting Standards

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

There were no transfers between the levels of the fair value hierarchy during the periods covered by the accompanying consolidated financial statements.

Consistent with the valuation hierarchy described above, we categorized certain of our financial assets and liabilities as follows:

July 31, 2018
Assets	Total	Level 1	Level 2	Level 3
Investment in unconsolidated entities	$ 4,007,188	$ -	$ -	$ 4,007,188
Total assets	$ 4,007,188	$ -	$ -	$ 4,007,188
Liabilities
Derivative liabilities	31,066,441	-	-	31,066,441
Notes Payable	140,000	-	140,000	-
Total liabilities	$ 31,206,441	$ -	$ 140,000	$ 31,066,441

April 30, 2018
Assets	Total	Level 1	Level 2	Level 3
Investment in unconsolidated entities	$ 2,757,188	$ -	$ -	$ 2,757,188
Total assets	$ 2,757,188	$ -	$ -	$ 2,757,188
Liabilities
Derivative liabilities	30,172,153	-	35,000	30,137,153
Total liabilities	$ 30,172,153	$ -	$ 35,000	$ 30,137,153

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

The following table sets forth the computations of basic and diluted loss per share:

	Three months ended July 31, 2018	Period from May 5, 2017 (Inception) to July 31, 2017
Net loss	$(91,251)	$(640,826)
Weighted average basic shares	66,561,304	52,218,182
Dilutive securities and instruments	-	-
Weighted average diluted shares	66,561,304	52,218,182

Basic loss per share	$-	$(0.01)
Diluted loss per share	$-	$(0.01)

The potentially dilutive instruments outstanding as of July 31, 2018 and 2017, were as follows:

	July 31, 2018	July 31, 2017
Stock warrants	7,243,333	-
Stock options	3,000,000	-
Convertible notes	98,287,940	243,284
Convertible Preferred Stock	105,644,540	17,754,540
Total potential incremental shares	214,175,813	17,997,824

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at July 31, 2018 and April 30, 2018:

	July 31, 2018	April 30, 2018
Furniture and fixtures	$131,560	$84,289
Office equipment	55,163	18,102
Computer equipment and software	35,471	15,039
Leasehold improvements	50,448	11,888
Total property and equipment	272,642	129,318
Accumulated depreciation and amortization	(18,800)	(10,853)
Property and equipment, net	$253,842	$118,465

Depreciation and amortization expense was $7,947 for the three months ended July 31, 2018, and $200 for the period from May 5, 2017 (inception) to July 31, 2017.

NOTE 6 – INVESTMENTS IN UNCONSOLIDATED ENTITIES

212 Technologies, LLC

On May 21, 2017, the Company entered into a Stakeholder and Investment Agreement pursuant to which it acquired a 24% interest in 212 Technologies, LLC (“212 Tech”), a Montana limited liability company, in exchange for 5,628,750 shares of its Series A Convertible Preferred Stock with a deemed value of $0.25 per share, or $1,407,188, and $100,000 in cash. 212 Tech is a developer of end-to-end online marketing and direct sales software systems.

Under the terms of the Stakeholder and Investment Agreement, the Company has the option to acquire an additional 24% interest in 212 Tech at a future date in exchange for an additional 10,000,000 shares of the Company’s Series A Convertible Preferred Stock, when both of the following conditions have been met: (i) one year has passed from the Closing Date; and (ii) the closing price of the Company’s common stock equals or exceeds $10.00 per share, as reported by OTC Markets, Inc. The Company, in exchange, received a non-exclusive, non-royalty bearing, perpetual, worldwide license of certain the intellectual property rights of 212 Tech.

561 LLC

On October 4, 2017, the Company entered into a Share Exchange Agreement pursuant to which it acquired a 25% interest in 561 LLC in exchange for 2,500,000 shares of our Series A Convertible Preferred Stock with a deemed value of $0.25 per share, or $625,000, to be issued in four equal instalments over time. Pursuant to the terms of the Share Exchange Agreement, in May 2018, the Company increased its cumulative equity interest in 561 LLC to 40% in exchange for 2,500,000 shares of its Series A Convertible Preferred Stock. As of July 31, 2018, the Company had issued 4,375,000 shares of its Series A Convertible Preferred Stock (with a deemed value of $1,093,750) in connection with its acquisition of 561 LLC.

Under the terms of the Share Exchange Agreement, the sellers shall be entitled to an additional 2,500,000 shares of the Company’s Series A Convertible Preferred Stock when both of the following conditions have been met: (a) one year has passed from the Closing Date and (b) the closing bid price of the Company’s common stock equals or exceeds $5.00 per share, as reported by OTC Markets, Inc.

America Approved Commercial LLC

On October 4, 2017, the Company entered into a Share Exchange Agreement pursuant to which it acquired a 25% interest in America Approved Commercial LLC (“AAC”) in exchange for 2,500,000 shares of our Series A Convertible Preferred Stock with a deemed value of $0.25 per share, or $625,000, to be issued in four equal instalments over time. Pursuant to the terms of the Share Exchange Agreement, in May 2018, the Company increased its cumulative equity interest in AAC to 40% in exchange for 2,500,000 shares of its Series A Convertible Preferred Stock. As of July 31, 2018, the Company had issued 4,375,000 shares of its Series A Convertible Preferred Stock (with a deemed value of $1,093,750) in connection with its acquisition of AAC.

Under the terms of the Share Exchange Agreement, the sellers shall be entitled to an additional 2,500,000 shares of the Company’s Series A Convertible Preferred Stock when both of the following conditions have been met: (a) one year has passed from the Closing Date and (b) the closing bid price of the Company’s common stock equals or exceeds $5.00 per share, as reported by OTC Markets, Inc

Medical Smart Care LLC

On October 4, 2017, the Company entered into a Share Exchange Agreement pursuant to which it acquired a 40% interest in Medical Smart Care LLC (“Smart Care”) in exchange for 1,000,000 shares of its Series A Preferred Stock with a deemed value of $0.25 pure share, or $250,000, in four equal installments as follows: (a) 250,000 shares were issued within 5 days of the Closing Date (b) 250,000 shares were issued on or before December 31, 2017; (c) 250,000 shares were issued on or before April 30, 2018; and 250,000 shares are to be issued on or before August 31, 2018. As of July 31, 2018, the Company had issued 750,000 shares of its Series A Convertible Preferred Stock (with a deemed value of $187,500) in connection with the acquisition of Smart Care.

LEH Insurance Group LLC

On October 4, 2017, the Company entered into a Share Exchange Agreement pursuant to which it acquired a 40% interest in LEH Insurance Group LLC (“LEHIG”) in exchange for 500,000 shares of its Series A Preferred Stock with a deemed value of $0.25 per share, or $125,000. Under the terms of the Share Exchange Agreement, the sellers shall be entitled to an additional 500,000 shares of the Company’s Series A Preferred Stock when the following condition has been met: prior to December 31, 2018, LEHIG has booked contracts representing insurance premiums of no less than $500,000. In addition, under the terms of the Stakeholder and Investment Agreement, the sellers shall be entitled to an additional 500,000 shares of the Company’s Series A Preferred Stock when the following condition has been met: prior to December 31, 2018, LEHIG has booked contracts representing insurance premiums of no less than $1,000,000. As of July 31, 2018, the Company had issued 500,000 shares of its Series A Convertible Preferred Stock (with a deemed value of $125,000) in connection with the acquisition of LEHIG.

NOTE 7 - ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consist of the following as of July 31, 2018 and April 30, 2018:

	July 31, 2018	April 30, 2018
Accrued sales commissions	$1,850,615	$2,091,081
Deferred sales revenues	1,356,927	1,096,180
Accrued expenses	187,071	252,259
Accrued investments payable	83,490	45,000
Notes payable	140,000	35,000
Accrued interest payable	62,505	34,644
Other accrued liabilities	364,754	65,444
	$4,045,362	$3,619,608

Accrued sales commissions consist of commissions and certain bonuses earned by the Company’s independent sales representatives of the Company in accordance with the Company’s compensation plan.

Deferred sales revenues are comprised of product sales billed but not shipped the balance sheet date, the unearned portion of various annual memberships and other products sold on an annual basis, and amount associated with unsettled performance obligations.

In May 2018, the Company entered into an agreement with Global Payroll Gateway (“GPG”) pursuant to which GPG now provides certain wholesale merchant services to Sharing Services and its subsidiaries. In connection with the agreement, in May 2018, GPG granted Sharing Services an interest-free loan in the amount of $500,000 to be repaid out of funds due to Sharing Services in connection with merchant transactions processed by GPG for Sharing Services. As of the date of this Quarterly Report, this loan has been repaid in full. In addition, in August 2018, GPG granted Sharing Services an interest-free loan in the amount of $500,000 to be repaid, in daily instalments of $5,556, out of funds due to Sharing Services in connection with merchant transactions processed by GPG for Sharing Services. The unpaid balance on the note ($140,000) is included in accrued and other current liabilities in our consolidated balance sheet at July 31, 2018.

NOTE 8 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following as of July 31, 2018 and April 30, 2018:

Issuance Date	July 31, 2018	April 30, 2018
September 26, 2017	$15,000	$15,000
October 6, 2017	50,000	50,000
November 13, 2017	50,000	50,000
November 21, 2017	5,000	5,000
December 15, 2017	-	100,000
January 22, 2018	250,000	250,000
February 8, 2018	250,000	250,000
March 16, 2018	250,000	250,000
April 13, 2018	100,000	100,000
May 16, 2018	203,000	-
July 2, 2018	128,000	-
Total convertible notes payable	1,301,000	1,070,000
Less: debt discount and deferred financing fees	(812,525)	(816,825)
	488,475	253,175
Less: current portion of convertible notes payable	480,383	247,602
Long-term convertible notes payable	$8,092	$5,573

On May 16, 2018, the Company entered into a financing transaction whereby the Company borrowed $203,000 (prior to $3,000 in financing costs) from Power UP Lending Group Ltd., an accredited investor, in exchange for the issuance by the Company of a promissory note in favor of the lender. In addition, on July 2, 2018, the Company entered into a financing transaction whereby the Company borrowed $128,000 (prior to $3,000 in financing costs) from Power UP Lending Group Ltd. in exchange for the issuance by the Company of a promissory note in favor of the lender. The notes bear interest at 12% and mature one year from each respective issuance date. Net proceeds from the notes, in the aggregate, were $325,000. Each note is convertible into shares of the Company’s common stock at any time following 180 days from the issuance date.

On June 29, 2018 the Company paid $143,211 (including accrued but unpaid interest), to settle in full a convertible note in the principal amount of $100,000. During the three months ended July 31, 2018, the Company recorded prepayment penalties of $36,734 and accrued interest payable of $6,477 and recognized a gain of $121,823 resulting from the change in the fair value of this derivative liability, in connection with this note.

In the three months ended July 31, 2018 and the period from May 5, 2017 (inception) to July 31, 2017, the Company recognized amortization expense related to the debt discount and deferred financing fees of $335,300 and $22,970, respectively, which is included in interest expense in our consolidated statements of operations. The Company also recorded interest of $74,448 (including the prepayment penalty discussed above) and $2,140 in connection with its convertible notes payables, in the three months ended July 31, 2018 and the period from May 5, 2017 (inception) to July 31,2017, respectively.

NOTE 9 - DERIVATIVE LIABILITIES

The Company determined that the conversion feature on its convertible notes and stock warrants should be classified as a derivative liability, under the ASC 815 guidance, since the conversion rate is tied to the market price of the Company’s common stock and, accordingly, there is no explicit limit to the number of shares issuable upon conversion due to contingencies affecting the conversion rate.

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

The following weighted-average assumptions were used when valuing our derivative liabilities:

	Three months ended July 31, 2018	Period from May 5, 2017 (Inception) to July 31, 2017
Expected term (in years)	1.0-5.0	0.06 – 5.0
Expected average volatility	180% - 255%	126% - 343%
Expected dividend yield	-	-
Risk-free interest rate	1.65% - 2.85%	1.07% - 2.52%

The following table summarizes the derivative liabilities included in our consolidated balance sheet at July 31, 2018:

Fair Value Measurements Using Significant Observable Inputs (Level 3)
Balance – April 30, 2018	$30,488,655
Addition of new derivatives recognized as debt discounts	325,000
Other addition of new derivatives	634,536
Reclassification of derivatives due to tainted instruments	226,949
Gain on change in fair value of the derivative	(608,699)
Balance - July 31, 2018	$31,066,441

The following table summarizes the loss (gain) on derivative liability included in our consolidated statement of operation for the three months ended July 31, 2018 and the period from May 5, 2017 (inception) to July 31, 2017.

	Three months ended July 31, 2018	Period from May 5, 2017 (Inception) to July 31, 2017
Day-one loss due to derivative liabilities on convertible notes payable and warrants	$634,536	$28,494
Gain on change in fair value of the derivative	(608,699)	(6,490)
Loss on change in fair value of derivative liabilities	$25,837	$22,004

NOTE 10 – INCOME TAXES

The Company is an emerging growth company and, prior to its fiscal quarter ended July 31, 2018, had not generated pre-tax earnings or taxable earnings from its operations. As of the date herein, the ability of the Company to consistently generate future pre-tax earnings or taxable earnings remains uncertain. Accordingly, the Company has not recorded a provision for income taxes in its consolidated financial statements for the periods covered by this quarterly report.

NOTE 11 - RELATED PARTY TRANSACTIONS

Alchemist Holdings, LLC

In connection with the Company’s acquisition of Total Travel Media in May 2017, the Company issued 7,500,000 shares of its Series B Preferred Stock and 7,500,000 shares of its Common Stock Class B to Alchemist Holdings, which is controlled by the Chairman of our Board. In connection with the Company’s acquisition of Four Oceans, the Company issued 50,000,000 shares of its Series A Preferred Stock to Alchemist. Please see Note 1 of Notes to the Consolidated Financial Statements located in ITEM 8 – Financial Statements and Supplementary Data in our Annual Report on Form 10-K for the period from May 5, 2017 (inception) to April 30,2018, for more details about the acquisitions of Total Travel Media and Four Oceans.

On March 15, 2017, the Company entered into a Consultancy and Marketing Agreement with Alchemist pursuant to which Alchemist provides marketing and consulting services, tools, websites, video production, and event management services to the Company. The Agreement may be terminated by the Company, by giving 14 calendar days written notice of such termination. During the three months ended July 31, 2018, the Company did not incur consulting fees or expenses pursuant to this agreement.

Bear Bull Market Dividends, Inc.

In connection with the Company’s acquisition of Total Travel Media in May 2017, the Company issued 2,500,000 shares of its Series B Preferred Stock and 2,500,000 shares of its Common Stock Class B to Bear Bull, a significant shareholder of Sharing Services. In connection with the Company’s acquisition of Four Oceans, the Company also issued of 20,000,000 shares of its Series A Preferred Stock to Bear Bull and 5,000,000 shares to another shareholder.

NOTE 12 - STOCKHOLDERS’ DEFICIT

Preferred Stock

Series A Convertible Preferred Stock

In May 2018, the Company issued 5,000,000 shares of its Series A Convertible Preferred Stock, in the aggregate, in connection with its previously disclosed acquisition of an equity interest in 561, LLC and America Approved Commercial LLC.

As of July 31, 2018, there were 91,694,540 shares of our Series A Convertible Preferred Stock issued and outstanding.

Series B Convertible Preferred Stock

As of July 31, 2018, there were 10,000,000 shares of our Series B Preferred Stock issued and outstanding.

Series C Convertible Preferred Stock

As of July 31, 2018, there were 3,950,000 shares of our Series C Preferred Stock issued and outstanding.

Common Stock

In June 2018, the Company issued 600,000 shares of its Class A Common Stock at $0.25 per share, in exchange for proceeds of $150,000, in connection with stock subscription agreements. Under the terms of the subscription agreements, the subscribers also acquired warrants to purchase up to 600,000 additional shares of the Company’s Class A Common Stock. The warrants have a term of five years and have a conversion rate equal to 50% of the average of the closing bid price for the Company’s common stock for the 20-day trading period prior to conversion of the warrants.

As of July 31, 2018, there were 56,770,000 shares of our Class A common stock and 10,000,000 shares of our Class B common stock issued and outstanding.

Shares Subscribed

During the three months ended of July 31, 2018, the Company received stock subscriptions for its Class A common stock in the total amount of $40,000.

Stock Warrants

The following table summarizes information relating to outstanding and exercisable warrants as of July 31, 2018:

Warrants Outstanding			Warrants Exercisable
	Weighted Average Remaining	Weighted Average		Weighted Average
Number of Shares	Contractual life (in years) (1)	Exercise Price	Number of Shares	Exercise Price (1)

5,000,000	-	$ 0.0001	5,000,000	$ 0.0001
1,910,333	4.8	$ 0.31	1,910,000	$ 0.31
333,333	4.2	$ 0.15	333,333	$ 0.15

	Number of Warrants	Weighted Average Exercise Price (1)	Weighted Average Remaining Term (1)
Outstanding at April 30, 2018	6,643,333	$ 0.08	4.7
Granted	600,000	0.31	4.9
Exercised	-	-	-
Expired	-	-	-
Outstanding at July 31, 2018	7,243,333	$ 0.09	4.7

(1)

In March 2018, the Company granted warrants to purchase 5,000,000 shares of its Series A Preferred Stock which have no expiration date. In April 2018 and June 2018, the Company granted warrants to purchase 1,310,000 shares and 600,000 shares, respectively, of its common stock at a price determined by the average trading price per share of the Company common stock

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Lease Commitments

In May 2018, Sharing Services entered into an amendment to the lease agreement covering its corporate headquarters in Plano, Texas. Under the terms of the amendment, Sharing Services leased additional office space adjacent to its current corporate offices. The incremental rent expense resulting from this amendment is approximately $10,159 per month, subject to customary rent increases in future years.

Acquisition-related Commitments

On May 15, 2018, Legacy Direct Global, LLC. (“Legacy Direct Global”), a Texas limited liability company and a wholly-owned subsidiary of Sharing Services, Sharing Services, and Legacy Direct, LLC. (the “Seller”) entered into an agreement pursuant to which Legacy Direct Global acquired certain assets and operational businesses and assumed certain liabilities of the Seller (the “Agreement”). In connection with the Agreement, Sharing Services has agreed to issue 100,000 restricted shares of its common stock and 900,000 stock warrants. The stock warrants enable the holders to acquire up to 900,000 restricted shares of Sharing Services’ common stock, subject to the achievement by the acquired business of certain specified performance targets over a period of up to three years. The stock warrants have an exercise price per share equal to 50% of the average 10-day trading price of Sharing Services’ common stock. In June 2018, the Company completed the acquisition. The acquisition involved the purchase of assets with a preliminary value of $83,490.

On July 6, 2018, Sharing Services issued a Binding Letter of Intent (the “Hyten LOI”) where Sharing Services expressed its intent to purchase certain operating assets of Hyten Global LLC (“Hyten”), the owner of certain multi-level marketing (“MLM”) businesses operating principally in the United States and Asia. Under the terms of the Hyten LOI, Sharing Services agreed to provide Hyten a temporary cash advance in the amount of $50,000 and the parties entered into negotiations aimed at completing the asset acquisition transaction within 120 days from the effective date of the Hyten LOI. On July 25, 2018, Sharing Services and Hyten entered into an Asset Purchase Agreement pursuant to which Sharing Services agreed to purchase certain operating assets located in Hong Kong, Taiwan, Thailand, Singapore and South Korea from Hyten. As of August 31, 2018, as provided in the LOI, Sharing Services provided cash advances to Hyden in the aggregate amount of approximately $540,000. Under the terms of the Hyten LOI, Hyten has agreed to repay all loans immediately in the event the parties failed to complete the acquisition transaction. Please see Note 15 for more information about Hyten.

Contingencies

Legal Proceedings

The Company from time to time is involved in various claims and lawsuits incidental to the conduct of its business in the ordinary course. We do not believe that the ultimate resolution of these matters will have a material adverse impact on our consolidated financial position, results of operations or cash flows.

Other Contingencies

On October 4, 2017, the Company entered into a Share Exchange Agreement pursuant to which it acquired a 25% equity interest in 561 LLC. Pursuant to the terms of the Share Exchange Agreement, in May 2018, the Company increased its cumulative equity interest in 561 LLC to 40% in exchange for 2,500,000 shares of its Series A Convertible Preferred Stock. Under the terms of the Share Exchange Agreement, the sellers shall be entitled to an additional 2,500,000 shares of our Series A Convertible Preferred Stock when both of the following conditions have been met: (a) one year has passed from the Closing Date and (b) the closing bid price of the Company’s common stock equals or exceeds $5.00 per share, as reported by OTC Markets, Inc. In accordance with GAAP, the Company has not recorded a liability in connection with this contingency.

On October 4, 2017, the Company entered into a Share Exchange Agreement pursuant to which it acquired a 25% equity interest in America Approved Commercial LLC (“AAC”). Pursuant to the terms of the Share Exchange Agreement, in May 2018, the Company increased its cumulative equity interest in AAC to 40% in exchange for 2,500,000 shares of its Series A Convertible Preferred Stock. Under the terms of the Share Exchange Agreement, the sellers shall be entitled to an additional 2,500,000 shares of the Company’s Series A Preferred Stock when both of the following conditions have been met: (a) one year has passed from the Closing Date and (b) the closing bid price of the Company’s common stock equals or exceeds $5.00 per share, as reported by OTC Markets, Inc. In accordance with GAAP, the Company has not recorded a liability in connection with this contingency.

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

NOTE 14 - SUBSEQUENT EVENTS

In connection with the Asset Purchase Agreement discussed above, on August 17, 2018, Sharing Services and Hyten entered into an addendum to the Asset Purchase Agreement (together with the Asset Purchase Agreement, the “Amended Asset Purchase Agreement”) pursuant to which Sharing Services agreed to purchase operating assets of approximately $2.9 million, consisting primarily of intellectual property (including trade names, website domains and multi-level marketing licenses in several countries), proprietary software, security deposits, computer and office equipment and inventory from Hyten. Under the terms of the Amended Asset Purchase Agreement, Sharing Services also agreed to assume up to $570,000 in liabilities of Hyten at the time of the acquisition, subject to the achievement by the acquired operating assets of certain specified performance targets and to other customary conditions. In connection with the Amended Asset Purchase Agreement, Sharing Services has agreed to issue 1,000,000 restricted shares of its common stock and 900,000 stock warrants. The stock warrants enable the holder to acquire up to 900,000 restricted shares of Sharing Services’ common stock, subject to the achievement by the acquired operating assets of certain specified performance targets over a period of up to three years. The stock warrants have an exercise price per share equal to 50% of the average 10-day trading price of Sharing Services’ common stock.

On August 3, 2018, the Company issued 210,000 shares of its Class A Common Stock, par value of $0.0001, at a price of $0.25 for a total value of $52,500 in connection with stock subscription agreements entered into prior to April 30, 2018. Under the terms of the subscription agreements, the subscribers also acquired warrants to purchase up to 210,000 additional shares of the Company’s Class A Common Stock. The warrants have a term of five years and have a conversion rate equal to 50% of the average of the closing bid price for the Company’s common stock for the 20-day trading period prior to conversion of the warrants.

On August 17, 2018, the Company issued 80,000 shares of its Series C Convertible Preferred Stock, par value of $0.0001, at a price of $0.25 for a total value of $20,000 in connection with stock subscription agreements entered into prior to April 30, 2018.

On August 20, 2018, the Company issued 1,250,000 shares of its Series A Convertible Preferred Stock, in the aggregate, in connection with its previously disclosed acquisitions of equity interests in 561, LLC and America Approved Commercial LLC. In addition, on August 20, 2018, the Company issued 250,000 shares of its Series A Convertible Preferred Stock in connection with its previously disclosed acquisition of a 40% equity interests in Medical Smart Care LLC.

On August 28, 2018, the Company issued 104,000 shares of its Class A Common Stock, par value of $0.0001, in exchange for professional services valued at $33,000.

On September 12, 2018, the Company paid $54,997 (including accrued but unpaid interest) to settle in full a convertible note in the principal amount of $50,000 in the ordinary course of its business.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following section discusses management’s view of the financial condition as of July 31, 2018, and the results of operations and cash flows for the three months ended July 31, 2018, of Sharing Services, Inc. and consolidated subsidiaries. This section should be read in conjunction with the audited consolidated financial statements of Sharing Services and the related notes included in our Annual Report on Form 10-K for the period from May 5, 2017 (inception) to April 30, 2018, and with the condensed consolidated financial statements included elsewhere in this Quarterly Report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations section may contain forward-looking statements. Please see “Cautionary Notice Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements that could cause results to differ materially from those reflected in such forward-looking statements.

Highlights for the Three Months Ended July 31, 2018:

•

Our consolidated net sales for the three months ended July 31, 2018 were $12.9 million. The Company is an emerging growth company with no significant sales prior to December 2017;

•

Our consolidated gross profit for the three months ended July 31, 2018 was $8.0 million and our consolidated gross margin was 61.6%;

•

For the three months ended July 31, 2018, our consolidated operating earnings were $337,172 compared to an operating loss of $592,213 for the period from May 5, 2017 (inception) to July 31, 2017;

•

For the three months ended July 31, 2018, the changes in the fair value of our derivative liabilities resulted in a net loss of $25,837 compared to $22,004 for the period from May 5, 2017 (inception) to July 31, 2017;

•

Our consolidated net loss was $91,251 for the three months ended July 31, 2018, compared to $640,826 for the period from May 5, 2017 (inception) to July 31, 2017. Basic and fully diluted loss per share was $0.0 for the three months ended July 31, 2018, compared to $0.01 for the period from May 5, 2017 (inception) to July 31, 2017;

•

Our consolidated cash used by operating activities was $57,257 for the three months ended July 31, 2018, compared to $323,137 for the period from May 5, 2017 (inception) to July 31, 2017;

•

In May 2018, the Company issued 5,000,000 shares of its Series A Convertible Preferred Stock, in the aggregate, in connection with its previously disclosed acquisitions of equity interests in 561, LLC and America Approved Commercial LLC;

•

During the three months ended July 31, 2018, the Company acquired certain assets and business operations, and assumed certain liabilities, subject to certain performance conditions, of Legacy Direct, LLC;

•

In July 2018, the Company entered into a Binding Letter of Intent (the “Hyten LOI”) pursuant to which it intends to purchase certain assets and businesses operations of Hyten Global LLC (“Hyten”), the owner of certain direct selling or multi-level marketing businesses operating principally in the United States and Asia; and

•

During the three months ended July 31, 2018, the Company issued 600,000 shares of its class A Common Stock for proceeds in the amount of $150,000 in connection with stock subscription agreements.

Overview

Description of Business

Sharing Services, Inc. (“SHRV,” “we” or “the Company”) is a diversified company specializing in the direct selling industry. The Company owns, operates, or controls an interest in a variety of companies that either sell products and services to the consumer directly through independent representatives, that range from health and wellness, energy, technology, insurance services, training, media and travel benefits.

The Company previously developed and marketed a taxi-ride sharing website and application (“web app”). Beginning in February 2017, the Company expanded its business model to also offer a wide range of travel and technology management and other products and services, which are currently in varying planning stages and are expected to be marketed in the future. In December 2017, the Company launched a wholly-owned subsidiary operating under the trade name “Elepreneurs.” One of Elepreneus’ leading product lines, “Elevate,” consists of

Nutraceutical products which the Company terms “D.O.S.E.” (Dopamine, Oxytocin, Serotonin and Endorphins) and was developed and is owned by another of the Company’s wholly-owned subsidiaries, “Elevacity Global.” This product line has accelerated the Company’s growth during the last two quarters of the period from May 5, 2017 (inception) to April 30, 2018.

As part of its growth strategy, the Company completed a number of significant acquisitions and purchases of equity interest during the period from May 5, 2017 (inception) to the date of this Quarterly Report. Subject to approval by its Board of Directors, the Company intends to continue to make strategic acquisitions of businesses that complement its business competencies and growth strategy to meet or exceed its objectives and create shareholder value. Please see “Liquidity and Capital Resources” below from more information about our recent acquisitions.

Key Industry and Business Trends

Please see “Key Industry and Business Trends” in ITEM 1 of our Annual Report on Form 10-K for the period from May 5, 2017 (inception) to April 30, 2018.

Debt

The Company is an emerging growth company with no material sales prior to December 2017 and has not generated cash from operations. The Company has funded a substantial portion of its liquidity and cash needs through the issuance of debt and equity securities. Please see “Liquidity and Capital Resources” below for more information about the Company’s debt and issuances of equity securities.

Results of Operations

Net Sales

Our consolidated net sales for the three months ended July 31, 2018 were $12.9 million and consisted primarily of sales of our Elevacity health and wellness product line. Our Elevacity product line was introduced during the second half of the period from May 5, 2017 (inception) to April 30, 2018. The Company anticipates its consolidated net sales to grow at a rapid pace during its fiscal year ending April 30, 2019.

Gross Profit

Our consolidated gross profit for the three months ended July 31, 2018 was $8.0 million, and consolidated gross margin was 61.6%. For the three months ended July 31, 2018, our gross margin benefited from economies of scale (as the volume of product shipped increased compared to the preceding quarter) and cost reduction efforts in connection with order-fulfilment operations and back office processes.

Selling and Marketing Expenses

Our consolidated selling and marketing expenses were $6.0 million, or 46.7% of consolidated net sales, for the three months ended July 31, 2018, compared to $288,417 for the period from May 5, 2017 (inception) to July 31, 2017, principally as a result of the increase in sales compared to the prior year quarter. Our consolidated selling and marketing expenses for the three months ended July 31, 2018, consisted principally of sales commissions of $5.7 million and advertising expense. During the first half of our fiscal year ending April 30, 2019, we anticipate selling and marketing expenses to continue to be high as a percentage of net sales. As our sales volume continue to grow, we expect our consolidated selling and marketing expenses to grow at a slower pace than our consolidated net sales.

General and Administrative Expenses

Our consolidated general and administrative expenses (which include corporate employee compensation and benefits, share-based compensation, professional fees, rent and other occupancy costs, certain consulting fees, telephone and information technology expenses, insurance premiums, and other administrative expenses) were $1.6 million, or 12.3% of consolidated net sales, for the three months ended July 31, 2018, compared to $303,796 for the period from May 5, 2017 (inception) to July 31, 2017. As our sales volume continue to grow, we expect our consolidated general and administrative expenses to grow at a slower pace than our consolidated net sales.

Interest Expense

Consolidated interest expense, including amortization of debt discount of $335,300 and prepayment penalties of $36,734 associated with a convertible note, was $402,586 for the three months ended July 31, 2018, compared to $26,609 for the period from May 5, 2017 (inception) to July 31, 2017 as a result of an increase in convertible notes outstanding. For the three months ended July 31, 2018, interest expense is net of interest income of $8,318.

Net Change in Fair Value of Derivative Liabilities

The net change in the fair value of the derivative liabilities associated with the Company’s convertible notes, stock options and stock warrants outstanding, was a net loss of $25,837 for the three months ended July 31, 2018, compared to $22,004 for the period from May 5, 2017 (inception) to July 31, 2017. The Company accounts for the conversion features of its convertible notes, stock options and stock warrants under ASC 815. Please see Note 9 of the Notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report for more information about the net change in the fair value of the derivative liabilities.

Provision for Income Taxes

The Company is an emerging growth company and, prior to its fiscal quarter ended July 31, 2018, had not generated pre-tax earnings or taxable earnings from its operations. As of the date herein, the ability of the Company to consistently generate future pre-tax earnings or taxable earnings remains uncertain. Accordingly, the Company has not recorded an income tax benefit in its consolidated financial statements for the periods covered in this Quarterly Report.

Net Loss and Loss per Share

As a result of the foregoing, for the three months ended July 31, 2018, our consolidated net loss was $91,251 compared to $640,826 for the period from May 5, 2017 (inception) to July 31, 2017. Basic and fully diluted loss per share was nil for the three months ended July 31, 2018, compared to a basic and fully diluted loss per share $0.01 for the period from May 5, 2017 (inception) to July 31 2017.

Liquidity and Capital Resources

We broadly define liquidity as our ability to generate sufficient cash, from internal and external sources, to meet our obligations and commitments. We believe that, for this purpose, liquidity cannot be considered separately from capital resources.

Working Capital

At July 31, 2018, cash and cash equivalents were $785,554. Based upon the current level of operations and investments necessary to grow sales volume to reach a break-even point, we anticipate that existing cash balances and funds expected to be generated by operations will likely not be sufficient to meet our working capital requirements, and to fund potential acquisitions and anticipated capital expenditures, including investments in information technology, over the next 12 months. Accordingly, we intend to obtain additional financing from time to time through the issuance of equity securities from time to time, principally through the issuance of shares of our Convertible Preferred Stock.

Historical Cash Flows

Historically, our primary sources of cash have been capital transactions involving the issuance of equity securities and debt (Please see “Recent Issuances of Equity Securities” and “Debt” below) and our primary uses of cash were for operating activities, acquisitions and capital expenditures in the ordinary course of our business.

The following table shows our sources and uses of cash for the three months ended July 31, 2018, compared to the period from May 5, 2017 (inception) to July 31, 2017:

	Three Months Ended July 31, 2018	Period from May 5, 2017 (inception) to July 31, 2017	Increase (Decrease)
Net cash used by operating activities	$ (57,257)	$ (323,137)	$ (265,880)
Net cash provided (used) by investing activities	(118,723)	42,605	161,328
Net cash provided by financing activities	193,266	354,349	(161,083)
Net increase in cash and cash equivalents	$ 17,286	$ 73,817	$ (56,531)

Net Cash Used by Operating Activities

Net cash used by operating activities during the three months ended July 31, 2018 decreased $265,880 to $57,257, compared to the period from May 5, 2017 (inception) to April 30, 2017, mainly due to a decrease of $549,575 in net loss and incremental amortization of debt discount of $312,330 (a non-cash expense). This decrease was partially offset by a decrease in stock-based compensation of $258,448 and net changes in operating assets and liabilities of $349,156.

Net Cash Used by Investing Activities

Net cash used by investing activities during the three months ended July 31, 2018 increased $161,328 to $118,723, compared to net cash provided by investing activities of $42,605 the period from May 5, 2017 (inception) to April 30, 2017. This increase reflects an increase in capital expenditures of $118,723 and a decrease in net cash acquired in connection with acquisitions.

Net Cash Used by Financing Activities

Net cash provided by financing activities during the three months ended July 31, 2018 decreased $161,083 to $193,266, compared to the period from May 5, 2017 (inception) to April 30, 2017. This decrease was mainly due to lower proceeds of $293,500 from issuances of equity securities, partially offset by higher net proceeds of $133,266 from issuances of promissory notes.

Significant Recent Acquisitions

On May 15, 2018, Legacy Direct Global, LLC. (“Legacy Direct Global”), a Texas limited liability company and a wholly-owned subsidiary of Sharing Services, Sharing Services, and Legacy Direct, LLC. (the “Seller”) entered into an agreement pursuant to which Legacy Direct Global acquired certain assets and operational businesses and assumed certain liabilities of the Seller (the “Agreement”). In connection with the Agreement, Sharing Services has agreed to issue 100,000 restricted shares of its common stock and 900,000 stock warrants, subject to the achievement by the acquired operating business of certain specified performance targets over a period of up to three years. The stock warrants enable the holders to acquire up to 900,000 restricted shares of Sharing Services’ common stock, subject to the achievement by the acquired business of certain specified performance targets over a period of up to three years. The stock warrants have an exercise price per share equal to 50% of the average 10-day trading price of Sharing Services’ common stock. In June 2018, the Company completed the acquisition. The acquisition involved the purchase of assets with a preliminary value of $83,490.

On July 6, 2018, Sharing Services issued a Binding Letter of Intent (the “Hyten LOI”) where Sharing Services expressed its intent to purchase certain operating assets of Hyten Global LLC (“Hyten”), the owner of certain multi-level marketing (“MLM”) businesses operating principally in the United States and Asia. Under the terms of the Hyten LOI, Sharing Services agreed to provide Hyten a temporary cash advance in the amount of $50,000 and the parties entered into negotiations aimed at completing the asset acquisition transaction within 120 days from the effective date of the Hyten LOI. On July 25, 2018, Sharing Services and Hyten entered into an Asset Purchase Agreement pursuant to which Sharing Services agreed to purchase certain operating assets located in Hong Kong, Taiwan, Thailand, Singapore and South Korea from Hyten. As of August 31, 2018, as provided in the LOI, Sharing Services provided cash advances to Hyden in the aggregate amount of approximately $540,000. Under the terms of the Hyten LOI, Hyten has agreed to repay all loans immediately in the event the parties failed to complete the acquisition transaction.

On August 17, 2018, Sharing Services and Hyten entered into an addendum to the Asset Purchase Agreement (together with the Asset Purchase Agreement, the “Amended Asset Purchase Agreement”) pursuant to which Sharing Services agreed to purchase assets of approximately $2.9 million, consisting primarily of intellectual property (including trade names, website domains and multi-level marketing licenses in several countries), proprietary software, security deposits, computer and office equipment and inventory from Hyten. Under the terms of the Amended Asset Purchase Agreement, Sharing Services also agreed to assume up to $570,000 in liabilities of Hyten at the time of the acquisition, subject to the achievement by the acquired operating assets of certain specified performance targets and to other customary conditions. In connection with the Amended Asset Purchase Agreement, Sharing Services has agreed to issue 1,000,000 restricted shares of its common stock and 900,000 stock warrants. The stock warrants enable the holder to acquire up to 900,000 restricted shares of Sharing Services’ common stock, subject to the achievement by the acquired operating assets of certain specified performance targets over a period of up to three years. The stock warrants have an exercise price per share equal to 50% of the average 10-day trading price of Sharing Services’ common stock.

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

Recent Issuances of Equity Securities

Common Stock

•

In June 2018, the Company issued 600,000 shares of its common stock pursuant to stock subscription agreements, including 490,000 shares under subscription agreements entered into in the three months ended April 30, 2018;

•

At July 31, 2018, there were 56,770,000 shares of our Common Stock Class A and 10,000,000 shares of our Common Stock Class B issued and outstanding; and

•

In August 2018, the Company issued 210,000 shares of its Class A common stock, par value of $0.0001, at a price of $0.25 for a total value of $52,500 in connection with stock subscription agreements.

Convertible Preferred Stock

•

In May 2018, the Company issued 5,000,000 shares of its Series A Convertible Preferred Stock, in the aggregate, in connection with its previously disclosed acquisitions of equity interests in 561, LLC and America Approved Commercial LLC;

•

At July 31, 2018, there were 91,694,540 shares of our Series A Convertible Preferred Stock issued and outstanding;

•

In August 2018, the Company issued 1,250,000 shares of its Series A Convertible Preferred Stock, in the aggregate, in connection with its previously disclosed acquisitions of equity interests in 561, LLC and America Approved Commercial LLC; and

•

 In August 2018, the Company issued 250,000 shares of its Series A Convertible Preferred Stock in connection with its previously disclosed acquisition of a 40% equity interests in Medical Smart Care LLC.

Debt

Convertible Notes Payable

Please see Note 8 of the Condensed Notes to Consolidated Financial Statements in ITEM 1 — “Financial Statements” contained elsewhere in this Quarterly Report for more information about our Convertible Notes Payable.

Capital Requirements

During the three months ended July 31, 2018, capital expenditures for property and equipment in the ordinary course of our business were $143,323.

Contractual Obligations

There were no material changes to our contractual obligations since April 30, 2018, except for (1) the issuances and repayments of convertible notes payable disclosed in Note 8 of the Condensed Notes to Consolidated Financial Statements contained elsewhere in this Quarterly Report and (2) the incremental obligation resulting from the August 2018 amendment to the lease agreement covering our corporate headquarters discussed in Note [14] of the Condensed Notes to Consolidated Financial Statements contained elsewhere in this Quarterly Report.

Off-Balance Sheet Financing Arrangements

At July 31, 2018 and April 30, 2018, we had no off-balance sheet financing arrangements other than operating leases incurred in the ordinary course of our business.

Inflation

We believe inflation did not have a material effect on our results of operations during any of the periods presented in this report.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates or assumptions since April 30, 2018.

Accounting Changes and Recent Accounting Pronouncements

For discussion of accounting changes and recent accounting pronouncements, please see Note 2 to the of the Condensed Notes to Consolidated Financial Statements in ITEM 1 — “Financial Statements” contained elsewhere in this Quarterly Report.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

We are a Smaller Reporting Company, as defined in Rule 12b-2 of the Exchange Act, and, accordingly, are not required to provide the information called for by this Item.

Item 4.  Controls and Procedures.

Controls Evaluation and Related CEO and CFO Certifications.  Our management, with the participation of our principal executive officer (“CEO”) and principal financial officer (“CFO”), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2018.

Certifications of our CEO and our CFO, which are required in accordance with Rule 13a-14 of the Exchange Act, are attached as exhibits to this Quarterly Report. This “Controls and Procedures” section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

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

Scope of the Controls Evaluation.  The evaluation of our disclosure controls and procedures included a review of their objectives and design, our implementation of the controls and procedures and the effect of the controls and procedures on the information generated for use in this Quarterly Report. In the course of the evaluation, we sought to identify whether we had any data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, was being undertaken if needed. This type of evaluation is performed on a quarterly basis so that conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our Quarterly Reports on Form 10-Q and our Annual Reports on Form 10-K for the period from May 5, 2017 (inception) to April 30, 2018.

Conclusions regarding Disclosure Controls.  Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of July 31, 2018, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  During our most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company from time to time is involved in various claims and lawsuits incidental to the conduct of its business in the ordinary course. We do not believe that the ultimate resolution of these matters will have a material adverse impact on our consolidated financial position, results of operations or cash flows.

Item 1A. Risk Factors.

Please refer to information contained in ITEM 1A, RISK FACTORS, contained in our Annual Report on Form 10-K for the period from May 5, 2017 (inception) to April 30, 2018.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Securities

During the three months ended July 31, 2018, the Company issued 5,000,000 shares of its Series A Convertible Preferred Stock, $0.001 par value, in connection with its previously disclosed acquisitions of equity interests in 561, LLC and America Approved Commercial LLC. For a period of 10 years from the date of issuance, each share of the Company’s Series A Convertible Preferred Stock is convertible into one share of the Company’s common stock. The aforementioned sale of securities was made in reliance upon the exemption offered under Section 4(2) of the Securities Act of 1933.

(b) Not applicable

(c) Not applicable

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Mining Safety Disclosures.

Not applicable

Item 5. Other Information.

(a) Not applicable

(b) Not applicable

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

4.5

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

10.2

Share Exchange Agreement dated September 29, 2017 by and between Sharing Service, Inc., Four Oceans Holdings, Inc., and the Equity Holders of Four Oceans Holdings, Inc., which is incorporated herein by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 5, 2017

10.3

Asset Purchase Agreement dated May 15, 2018 by and between Legacy Direct Global, LLC., Sharing Service, Inc. and Legacy Direct, LLC., which is incorporated herein by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 8, 2018

10.4

Securities Purchase Agreement dated May 16, 2018 by and between Sharing Service, Inc. and Power UP Lending Group Ltd., which is incorporated herein by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 5, 2018

10.5

Securities Purchase Agreement dated July 2, 2018 by and between Sharing Service, Inc. and Power UP Lending Group Ltd., which is incorporated herein by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 17, 2018

10.6	Asset Purchase Agreement dated July 25, 2018 by and between Sharing Service, Inc. and Hyten Global, LLC *

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of John Thatch *

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Frank A. Walters *

32.1	Section 1350 Certification of John Thatch *

32.2	Section 1350 Certification of Frank A. Walters *

101

The following financial information from our Quarterly Report on Form 10-Q for the three months ended July 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows and (v) the Condensed Notes to Consolidated Financial Statements*

* Included herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHARING SERVICES, INC.

            (Registrant)

    Date: September 14, 2018

By: /s/ John Thatch

      John Thatch

      President and Director

      Principal and Executive Officer

    Date: September 14, 2018

By: /s/ Frank A. Walters

      Frank A. Walters

      Secretary Treasurer and Director

      Principal Financial Officer

      Principal Accounting Officer