Form 10-Q
period 2018-10-31
Sharing Services, Inc.
filed 2018-12-13
CIK 1644488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2018

or

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

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]

No [X]

As of December 10, 2018, there were 66,457,444 shares of the issuer’s class A common stock and 10,000,000 shares of the issuer’s class B common stock outstanding.

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

Readers are cautioned not to place undue reliance on forward-looking statements since such statements speak only as of the date they were made. Any forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements, including, but not limited to, risks and uncertainties related to:

●	The success of our growth initiatives, including our efforts to attract consumers;

●	Anticipating and effectively responding to changes in consumer preferences and buying trends in a timely manner;

●	The timing and acceptance of new products we introduce;

●	Our ability to efficiently manage and control our operating costs;

●	Potential fluctuation in our quarterly financial performance;

●	If we incur losses and/or are unable to generate sufficient cash from operations to fund our working capital needs, including servicing our debt;

●	Our dependence on and ability to obtain additional financing to implement our business strategies;

●	Changes in interest rates increasing the cost of servicing our debt and obtaining additional debt;

●	Our ability to attract and retain key personalities to promote our products;

●	The inability of a key personality to successfully perform his/her role to promote our products;

●	The existence of negative publicity surrounding a key personality engaged in promoting our products;

●	Our dependence on three suppliers for substantially all the products we sell and the possibility of material interruptions in the supply of products by those suppliers or increases in the prices of the products we purchase from those suppliers;

●	The highly competitive and dynamic nature of the direct selling industry;

●	Our compliance with current laws and regulations or becoming subject to new or more stringent laws and regulations in the future;

●	Products sold by us being found to be defective in labeling or content;

●	Our success in identifying acquisition candidates, completing desirable acquisitions and integrating acquired businesses;

●	The success of our initiatives to expand into new geographies, including international areas;

●	The challenges of conducting business outside the United States, including foreign currency risks associated with operating in international areas;

●	The success of our efforts to register our trademarks and protecting our intellectual property rights;

●	The risk that our products may infringe on the intellectual property rights of others; and

●	Our success in developing our information technology systems and our financial controls.

The events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. As a result, our actual results may differ materially from the results contemplated by these forward-looking statements. We assume no obligation to publicly update or revise any forward-looking statements.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

The following condensed consolidated balance sheets as of October 31, 2018 and April 30, 2018, the condensed consolidated statements of operations for the three months ended October 31, 2018 and 2017 and for the six months ended October 31, 2018 and the period from May 5, 2017 (inception) to October 31, 2017, the condensed consolidated statements of cash flows for the six months ended October 31, 2018 and the period from May 5, 2017 (inception) to October 31, 2017 and the condensed consolidated statement of stockholders’ equity (deficit) for the six months ended October 31, 2018 are those of Sharing Services, Inc. and subsidiaries.

Index to Unaudited Condensed Consolidated Financial Statements

Page

Condensed consolidated balance sheets as of October 31, 2018 and April 30, 2018	5

Condensed consolidated statements of operations for the three months ended October 31, 2018 and 2017 and for the six months ended October 31, 2018 and the period from May 5, 2017 (inception) to October 31, 2017	6

Condensed consolidated statements of cash flows for the six months ended October 31, 2018 and the period from May 5, 2017 (inception) to October 31, 2017	7

Condensed consolidated statement of stockholders’ equity (deficit) for the six months ended October 31, 2018	8

Condensed notes to the consolidated financial statements	9

SHARING SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2018	April 30, 2018
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,099,249	$768,268
Accounts receivable	2,901,452	1,556,472
Notes receivable	275,000	275,000
Inventory	1,077,650	236,335
Other current assets	1,519,084	145,636
Total Current Assets	6,872,435	2,981,711

Security deposits	42,670	21,055
Property and equipment, net	241,412	118,465
Investments in unconsolidated entities	4,527,188	2,757,188
TOTAL ASSETS	$11,683,705	$5,878,419

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$493,801	$525,075
Accrued and other current liabilities	6,661,358	3,619,608
Due to related parties	57,849	4,799
Current portion of convertible notes payable, net of unamortized debt discount of $263,425 and $772,398	606,575	247,602
Derivative liabilities	-	30,488,655
Total Current Liabilities	7,819,583	34,885,739

Convertible notes payable, net of unamortized debt discount of $39,389 and $44,427	10,611	5,573
TOTAL LIABILITIES	7,830,194	34,891,312
Commitments and contingencies
Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value, 200,000,000 shares authorized:
Series A convertible preferred stock, $0.0001 par value, 100,000,000 shares designated; 93,694,540 and 86,694,540 shares issued and outstanding as of October 31, 2018 and April 30, 2018, respectively	9,369	8,669
Series B convertible preferred stock, $0.0001 par value, 10,000,000 shares designated; 10,000,000 shares issued and outstanding	1,000	1,000
Series C convertible preferred stock, $0.0001 par value, 10,000,000 shares designated; 4,120,000 and 3,950,000 shares issued and outstanding as of October 31, 2018 and April 30, 2018, respectively	412	395
Common Stock, $0.0001 par value, 500,000,000 Class A shares authorized, 65,151,654 shares and 56,170,000 shares issued and outstanding as of October 31, 2018 and April 30, 2018, respectively	6,515	5,617
Common Stock, $0.0001 par value, 10,000,000 Class B shares authorized, 10,000,000 shares issued and outstanding	1,000	1,000
Additional paid in capital	28,398,883	25,423,589
Shares to be issued	26,000	196,500
Stock subscriptions receivable	(114,405)	(114,405)
Accumulated deficit	(24,475,263)	(54,535,258)
Total Stockholders’ Equity (Deficit)	3,853,511	(29,012,893)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$11,683,705	$5,878,419

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHARING SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2018	2017	2018	2017 (1)
Net sales	$17,973,379	$-	$30,904,105	$-
Cost of goods sold	6,800,413	-	11,764,423	-
Gross profit	11,172,966	-	19,139,682	-
Operating expenses
Selling and marketing expenses	8,169,895	405,790	14,214,252	694,207
General and administrative expenses	2,136,269	1,133,594	3,721,456	1,437,390
Total operating expenses	10,306,164	1,539,384	17,935,708	2,131,597
Operating earnings (loss)	866,802	(1,539,384)	1,203,974	(2,131,597)
Other income (expense)
Interest expense	(626,028)	(96,586)	(1,028,615)	(123,195)
Change in fair value of derivative liabilities	29,910,472	(1,100,587)	29,884,636	(1,122,591)
Total other income (expense), net	29,284,444	(1,197,173)	28,856,021	(1,245,786)
Earnings (loss) before income taxes	30,151,246	(2,736,557)	30,059,995	(3,377,383)
Income tax provision (benefit)	-	-	-	-
Net earnings (loss)	$30,151,246	$(2,736,557)	$30,059,995	$(3,377,383)
Earnings per share:
Basic	$0.45	$(0.05)	$0.45	$(0.07)
Diluted	$0.08	$(0.05)	$0.10	$(0.07)
Weighted average shares:
Basic	67,146,971	58,212,889	66,854,138	48,324,000
Diluted	392,505,479	58,212,889	291,913,008	48,324,000

(1) Represents results of operations for the period from May 5, 2017 (inception) to October 31, 2017.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHARING SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended October 31, 2018	Period from May 5, 2017 (Inception) to October 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$30,059,995	$(3,377,383)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	31,910	800
Stock-based payments	44,000	1.308,948
Amortization of debt discount	845,011	90,509
Loss on prepayment of convertible notes	123,435	-
Change in fair value of derivative liabilities	(29,884,636)	1,122,591
Changes in operating assets and liabilities:
Accounts receivable	(1,344,981)	-
Inventory	(783,425)	-
Other current assets	(1,372,448)	(7,750)
Security deposits	(21,615)	-
Accounts payable	(31,275)	40,015
Accrued and other liabilities	2,958,351	24,298
Net Cash Provided by (Used in) Operating Activities	624,322	(797,972)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property and equipment	(130,256)	-
Cash from acquisition of subsidiaries	-	57,605
Cash paid for investments	(20,000)	(15,000)
Net Cash Used in Investing Activities	(150,256)	42,605
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable	325,000	147,000
Repayment of convertible notes payable	(604,435)	-
Proceeds from issuance of Series C Convertible preferred stock	40,000	692,001
Proceeds from issuance of common stock	43,300	-
Repayment of promissory notes payable	-	(15,000)
Due to related parties	53,050	849
Net Cash Provided by Financing Activities	(143,085)	824,850

Increase in cash and cash equivalents	330,981	69,483
Cash and cash equivalents, beginning of period	768,268	-
Cash and cash equivalents, end of period	$1,099,249	$69,483

Supplemental cash flow information
Cash paid for interest	$155,243	$23,830
Cash paid for taxes	$-	$-
Supplemented disclosure of non-cash investing and financing activities:
Series A Convertible Preferred Stock issued for acquisitions	$1,750,000	$1,907,188
Derivative liability recognized as debt discount	325,000	$147,000
Payable for equity investments	$24,907	$75,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHARING SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Class A and Class B Common Stock		Additional
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Paid in Capital	Subscription Receivable	Shares to be Issued	Accumulated Deficit	Total

Balance – April 30, 2018	86,694,540	8,669	10,000,000	1,000	3,950,000	395	66,170,000	6,617	25,423,589	(114,405)	196,500	(54.535.258)	(29,012,893)
Preferred shares issued for equity investments	7,000,000	700	-	-	-	-	-	-	1,749,300	-	-	-	1,750,000
Common stock issued for cash	-	-	-	-	-	-	850,000	85	212,415	-	(210,000)	-	2,500
Preferred stock issued for cash	-	-	-	-	170,000	17	-	-	42,483	-	(2,500)	-	40,000
Common stock issued for professional services	-	-	-	-	-	-	131,654	13	41,987	-	2,000	-	44,000
Common share subscriptions received in advance	-	-	-	-	-	-	-	-	-	-	40,000	-	40,000
Warrants for common stock issued	-	-	-	-	-	-	-	-	(258,132)	-	-	-	(258,132)
Reclassification of derivative	-	-	-	-	-	-	-	-	1,187,241	-	-	-	1,187,241
Stock warrants exercised	-	-	-	-	-	-	5,000,000	500	-	-	-	-	500
Stock options exercised	-	-	-	-	-	-	3,000,000	300	-	-	-	-	300
Net earnings	-	-	-	-	-	-	-	-	-	-	-	30,059,995	30,059,995
Balance – October 31, 2018	93,694,540	9,369	10,000,000	1,000	4,120,000	412	75,151,654	7,515	28,398,883	(114,405)	26,000	(24,475,263)	3,853,511

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHARING SERVICES, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 –DESCRIPTION OF OPERATIONS AND BASIS OF PRESENTATION

The Company was originally formed to develop and market a taxi-ride sharing website and application (“web app”). Beginning in February 2017, the Company expanded its business model to also offer a wide range of travel and technology management and other products and services. In addition, in December 2017, the Company launched its Elevate product line. Elevate, are Nutraceutical products developed and owned by Elevacity Global, a wholly-owned subsidiary of the Company. The Company uses a direct-selling model. As part of its growth strategy, the Company has completed several strategic acquisitions and purchases of equity interests in certain companies, as more fully discussed in our Annual Report on Form 10-K for the period from May 5, 2017 (inception) to April 30, 2018.

The condensed consolidated interim financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC, although we believe that the disclosures made are adequate to make the information not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Sharing Services, Inc. and subsidiaries for the period from May 5, 2017 (inception) to April 30, 2018.

Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and settle its liabilities in the ordinary course of its business for the foreseeable future. The Company is an emerging growth company and, prior to its fiscal quarter ended October 31, 2018, had not generated positive cash flows from operations. In addition, prior to its fiscal quarter ended January 31, 2018, the Company had virtually no sales. Historically, the Company has funded its working capital needs (including its inventory needs) and acquisitions primarily with capital transactions and with unsecured debt, including the issuance of convertible notes. The Company intends to continue to raise capital and use secured and unsecured debt, including the issuance of convertible notes, and other financing products from time to time as needed to fund its working capital needs and its growth.

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

Revenue Recognition

As discussed below, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers, using the cumulative effect transition method, effective May 1, 2018. The Company derives revenue from the sale of health and wellness, energy, technology, insurance, training, media and travel products and services. The Company receives sales orders online and through its “back-office” operations, which creates a contract and determines the transaction price. The Company recognizes revenue upon satisfaction of its performance obligation when it transfers control of the promised goods and services to the customer. With respect to products and services sold, the performance obligation is satisfied upon receipt and acceptance of the product and services by the customer. With respect to subscription-based services, including Elepreneur membership fees, the performance obligation is satisfied over time (generally one year or less). The timing of revenue recognition may differ from the time when we invoice and/or collect payment under the contract. Deferred sales revenue associated with our performance obligation for customers’ right of return were $120,400 at October 31, 2018, net of potential restocking fees of $0, and were reported in accrued and other liabilities on our consolidated balance sheets. Deferred revenue associated with our performance obligation for services offered on a subscription basis were $646,500 at October 31, 2018 and are expected to be recognized over one year and were reported in accrued and other liabilities on our consolidated balance sheets.

No individual customer, or group of customers, represents 10% or more of our consolidated net sales and over 95% of our consolidated net sales are from sales to customers located in the United States. For the three and six months ended October 31, 2018, over 95% of our consolidated net sales are from the sale of our Elevate product line (including approximately 33% from the sales of coffee and coffee-related products and approximately 28% from the sale of our Nutraceutical products). In addition, for the three and six months ended October 31, 2018, product purchases from one supplier accounted for approximately 92% of total purchases.

Sales Commissions

The Company recognizes sales commission expense when incurred. During the three and six months ended October 31, 2018, sales commission expense, which is included in selling and marketing expenses in our consolidated statements of operations, was $7.9 million and $13.6 million, respectively.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and (iii) the reported amount of net revenues and expenses recognized during the periods presented. Actual results may differ from these estimates in amounts that may be material to our consolidated financial statements. We believe that the estimates and assumptions used in the preparation of our financial statements, including our condensed consolidated interim financial statements, are reasonable. In managements’ opinion, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included.

Accounting Changes

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. A core principle of the new guidance is that an entity should measure revenue in connection with its sale of goods and services to a customer based on the consideration to which the entity expects to be entitled in exchange for each of those goods and services. The new standard must be adopted using either the retrospective or cumulative effect transition method. For public companies, this amendment was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. As required, the Company adopted ASU No. 2014-09, using the cumulative effect transition method, effective May 1, 2018 and its adoption did not have a material impact on its consolidated financial statements and business.

The impact of adopting the new revenue standard on our financial statements was not material and is associated with our customers’ right of return and to recognition of revenue from services offered on a subscription basis. We now defer revenue (and the related cost of goods sold) associated with our customers’ right of return. The impact of adopting the new standard on our revenue from subscription-based services was not significant due to the short subscription periods (general one year or less) and to our prior policy of recognizing revenue from subscription-based services ratably over the subscription period.

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

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”). ASU 2017-01 must be applied prospectively and provides a narrower framework to be used to determine if a set of assets and activities constitutes a business compared to the framework under the prior guidance and is generally expected to result in greater consistency in the application of ASC Topic No. 805, “Business Combinations.” For public companies, this amendment was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. As required, the Company adopted ASU No. 2017-01 effective May 1, 2018 and its adoption did not have a material impact on its consolidated financial statements.

In February 2017, the FASB issued ASU No. 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” The amendments clarified that nonfinancial assets that are within the scope of ASC Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. For example, a parent may transfer control of nonfinancial assets by transferring ownership interests in a consolidated subsidiary. For public companies, this amendment was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. As required, the Company adopted ASU No. 2017-05 effective May 1, 2018 and its adoption did not have a material impact on its consolidated financial statements.

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

Consistent with the valuation hierarchy described above, we categorized certain of our financial assets and liabilities as follows:

	October 31, 2018
	Total	Level 1	Level 2	Level 3
Assets
Investment in unconsolidated entities	$4,527,188	$-	$-	$4,527,188
Total assets	$4,527,188	$-	$-	$4,527,188
Liabilities	$-	$-	$-	$-

	April 30, 2018
	Total	Level 1	Level 2	Level 3
Assets
Investment in unconsolidated entities	$2,757,188	$-	$-	$2,757,188
Total assets	$2,757,188	$-	$-	$2,757,188
Liabilities
Derivative liabilities	30,172,153	-	35,000	30,137,153
Total liabilities	$30,172,153	$-	$35,000	$30,137,153

NOTE 4 – EARNINGS (LOSS) PER SHARE

We calculate basic earnings (loss) per share by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share is calculated similarly but reflects the potential impact of outstanding stock options, stock warrants and other commitments to issue common stock, including shares issuable upon the conversion of convertible notes outstanding, except where the impact would be anti-dilutive.

The following table sets forth the computations of basic and diluted earnings (loss) per share:

	Three Months Ended October 31,		Six Months Ended October 31,
	2018	2017	2018	2017 (1)
Net earnings (loss)	$30,151,246	$(2,736,557)	$30,059,995	$(3,377,383)
Weighted average basic shares	67,146,971	58,212,889	66,854,138	48,324,000
Dilutive securities:
Convertible preferred stock	106,997,040	-	105,641,442	-
Convertible notes	210,959,331	-	112,199,041	-
Stock options and warrants	7,402,137	-	7,218,387	-
Weighted average diluted shares	392,505,479	58,212,889	291,913,008	48,324,000
Earnings (loss) per share:
Basic	$0.45	$(0.05)	$0.45	$(0.07)
Diluted	$0.08	$(0.05)	$0.10	$(0.07)

(1)	Represents data for the period from May 5, 2017 (inception) to October 31, 2017.

The dilutive or potentially dilutive instruments outstanding as of October 31, 2018 and 2017, were as follows:

	As of October 31,
	2018	2017
Stock warrants	2,493,333	333,333
Convertible notes	240,356,018	243,284
Convertible Preferred Stock	107,814,540	17,754,540
Total potential incremental shares	350,663,891	18,331,157

NOTE 5 – ACCOUNTS RECEIVABLE

At October 31, 2018 and April 30, 2018, accounts receivable includes amounts receivable from credit card processors of $2,897,492 and $1,556,472, respectively.

NOTE 6 – OTHER CURRENT ASSETS

At October 31, 2018 and April 30, 2018, other current assets include deposits with suppliers of $703,675 under product supply agreement and prepaid expenses of $794,474, mainly in connection with marketing events and prepayments to vendors for products and services purchased on an annual basis. At April 30, 2018, there were no comparable amounts outstanding.

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at October 31, 2018 and April 30, 2018:

	October 31, 2018	April 30, 2018
Furniture and fixtures	$138,737	$84,289
Office equipment	43,847	18,102
Computer equipment and software	38,187	15,039
Leasehold improvements	63,404	11,888
Total property and equipment	284,175	129,318
Accumulated depreciation and amortization	(42,763)	(10,853)
Property and equipment, net	$241,412	$118,465

Depreciation and amortization expense was $31,910 for the six months ended October 31, 2018, and $800 for the period from May 5, 2017 (inception) to October 31, 2017.

NOTE 8 – INVESTMENTS IN UNCONSOLIDATED ENTITIES

The Company made these investments consistent with its strategy to grow its business organically and by making strategic acquisitions of businesses and technologies that augment its products portfolio. Specifically, each of these investees own and market products that fit the Company’s direct selling model and add to its products portfolio. However, the Company does not, directly or indirectly, hold a controlling financial interest in any of these investees, as the phrase “controlling financial interest” is defined in GAAP. Thus, the Company does not report these investees on a consolidated basis. In addition, the Company does not exert influence over the operations or policies of the investees. The Company’s officers, directors, and management are not involved in the operations or policies of the investees. Accordingly, the Company accounts for its investment in these investees on the cost basis.

212 Technologies, LLC

On May 21, 2017, the Company entered into a Stakeholder and Investment Agreement pursuant to which it acquired a 24% interest in 212 Technologies, LLC (“212 Tech”), a Montana limited liability company, in exchange for 5,628,750 shares of its Series A Convertible Preferred Stock with a deemed value of $0.25 per share, or $1,407,188, and $100,000 in cash. 212 Tech is a developer of end-to-end online marketing and direct sales software systems. In connection therewith, the Company received a non-exclusive, non-royalty bearing, perpetual, worldwide license of certain intellectual property rights of 212 Tech.

Under the terms of the Stakeholder and Investment Agreement, the Company has the option to acquire an additional 24% interest in 212 Tech at a future date in exchange for an additional 10,000,000 shares of the Company’s Series A Convertible Preferred Stock, when both of the following conditions have been met: (i) one year has passed from the Closing Date; and (ii) the closing price of the Company’s common stock equals or exceeds $10.00 per share, as reported by the NASDAQ stock market.

561 LLC

On October 4, 2017, the Company entered into a Share Exchange Agreement pursuant to which it acquired a 25% interest in 561 LLC in exchange for 2,500,000 shares of its Series A Convertible Preferred Stock with a deemed value of $0.25 per share, or $625,000, issued in four equal instalments over time. Under the terms of the Share Exchange Agreement, in May 2018, the Company increased its cumulative equity interest in 561 LLC to 40% in exchange for 2,500,000 shares of its Series A Convertible Preferred Stock. As of October 31, 2018, the Company had issued 5,000,000 shares of its Series A Convertible Preferred Stock (with a deemed value of $1,250,000) in connection with its acquisition of 561 LLC.

Under the terms of the Share Exchange Agreement, the sellers shall be entitled to an additional 2,500,000 shares of the Company’s Series A Convertible Preferred Stock when both of the following conditions have been met: (a) one year has passed from the Closing Date and (b) the closing bid price of the Company’s common stock equals or exceeds $5.00 per share, as reported by the NASDAQ stock market.

America Approved Commercial LLC

On October 4, 2017, the Company entered into a Share Exchange Agreement pursuant to which it acquired a 25% interest in America Approved Commercial LLC (“AAC”) in exchange for 2,500,000 shares of our Series A Convertible Preferred Stock with a deemed value of $0.25 per share, or $625,000. Under the terms of the Share Exchange Agreement, in May 2018, the Company increased its cumulative equity interest in AAC to 40% in exchange for 2,500,000 shares of its Series A Convertible Preferred Stock. As of October 31, 2018, the Company had issued 5,000,000 shares of its Series A Convertible Preferred Stock (with a deemed value of $1,250,000) in connection with its acquisition of AAC.

Under the terms of the Share Exchange Agreement, the sellers shall be entitled to an additional 2,500,000 shares of the Company’s Series A Convertible Preferred Stock when both of the following conditions have been met: (a) one year has passed from the Closing Date and (b) the closing bid price of the Company’s common stock equals or exceeds $5.00 per share, as reported by the NASDAQ stock market.

Medical Smart Care LLC

On October 4, 2017, the Company entered into a Share Exchange Agreement pursuant to which it acquired a 40% interest in Medical Smart Care LLC (“Smart Care”) in exchange for 1,000,000 shares of its Series A Preferred Stock with a deemed value of $0.25 per share, or $250,000, in four equal installments over time. As of October 31, 2018, the Company had issued 1,000,000 shares of its Series A Convertible Preferred Stock (with a deemed value of $250,000) in connection with the acquisition of Smart Care.

LEH Insurance Group LLC

On October 4, 2017, the Company entered into a Share Exchange Agreement pursuant to which it acquired a 40% interest in LEH Insurance Group LLC (“LEHIG”) in exchange for 500,000 shares of its Series A Preferred Stock with a deemed value of $0.25 per share, or $125,000. Under the terms of the Share Exchange Agreement, the sellers would be entitled to an additional 500,000 shares of the Company’s Series A Preferred Stock if/when the following condition had been met: prior to December 31, 2018, if LEHIG had booked contracts representing insurance premiums of no less than $500,000. In October 2018, upon LEHIG meeting this condition, the Company issued an additional 500,000 shares of its Series A Preferred Stock to the sellers. As of October 31, 2018, the Company had issued 1,000,000 shares of its Series A Convertible Preferred Stock (with a deemed value of $250,000) in connection with the acquisition of LEHIG.

In addition, under the terms of the Share Exchange Agreement, the sellers shall be entitled to an additional 500,000 shares of the Company’s Series A Preferred Stock when the following condition has been met: prior to December 31, 2018, LEHIG has booked contracts representing insurance premiums of no less than $1,000,000.

NOTE 9 - ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consist of the following as of October 31, 2018 and April 30, 2018:

	October 31, 2018	April 30, 2018
Accrued sales commissions	$3,452,615	$2,091,081
Deferred sales revenues	2,116,474	1,096,180
Accrued expenses	275,703	252,259
Accrued interest payable	79,640	34,644
Notes payable	71,000	35,000
Accrued investments payable	69,907	45,000
Other accrued liabilities	596,019	65,444
	$6,661,358	$3,619,608

Accrued sales commissions consist of commissions and certain bonuses earned by the Company’s independent sales representatives of the Company in accordance with the Company’s compensation plan.

Deferred sales revenues are comprised of product sales billed but not shipped the balance sheet date, the unearned portion of various annual memberships and other products sold on an annual basis, and amount associated with unsettled performance obligations arising from contracts with customers.

In May 2018, the Company entered into an agreement with Global Payroll Gateway (“GPG”) pursuant to which GPG provides certain wholesale merchant services to Sharing Services and its subsidiaries. In connection with the agreement, in May 2018, GPG granted Sharing Services an interest-free loan in the amount of $500,000 and, in August 2018, GPG granted Sharing Services an interest-free loan in the amount of $500,000. As of October 31, 2018, the aggregate remaining unpaid balance on the loans is $71,000.

NOTE 10 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following as of October 31, 2018 and April 30, 2018:

Issuance Date	Maturity Date	Conversion Price (per share)	October 31, 2018	April 30, 2018
September 2017	March 2018	$0.005	$15,000	$15,000
October 2017	October 2022	$0.15	50,000	50,000
November 2017	November 2018	Variable	-	50,000
November 2017	May 2018	$0.0025	5,000	5,000
December 2017	September 2018	Variable	-	100,000
January 2018	January 2019	$0.0025	250,000	250,000
February 2018	February 2019	$0.0025	250,000	250,000
March 2018	March 2019	$0.01	250,000	250,000
April 2018	April 2019	$0.01	100,000	100,000
Total convertible notes payable			920,000	1,070,000
Less: debt discount and deferred financing fees			(302,814)	(816,825)
			617,186	253,175
Less: current portion of convertible notes payable			606,575	247,602
Long-term convertible notes payable			$10,611	$5,573

All the Company’s convertible notes are convertible, at the option of the holder, into shares of the Company’s common stock. As indicated above, certain of the Company’s convertible notes are convertible at a variable conversion price, a conversion price based on the market price for Company’s common stock. Borrowings on all the Company’s convertible notes bear interest at the annual rate of 12%.

On June 29, 2018 the Company paid $143,211 (including accrued but unpaid interest of $6,477) to settle in full a convertible note in the principal amount of $100,000. In connection therewith, the Company recorded prepayment penalties of $36,734 and recognized a gain of $121,823 resulting from the change in the fair value of this derivative liability, in connection with this transaction.

On September 12, 2018, the Company paid $54,997 (including accrued but unpaid interest of $4,997) to settle in full a convertible note in the principal amount of $50,000. In connection therewith, the Company recognized a gain of $34,771 resulting from the change in the fair value of this derivative liability, in connection with this transaction.

On October 31, 2018 the Company paid $433,503 (including accrued but unpaid interest of $15,802) to settle in full two convertible notes in the aggregate principal amount of $331,000. In connection therewith, the Company recorded prepayment penalties of $86,701 and recognized a gain of $681,909 resulting from the change in the fair value of the related derivative liabilities, in connection with our prepayment.

At October 31, 2018, convertible notes payable consisted of notes in the aggregate amount of $870,000 held by RB Capital Partners, Inc. and a note of $50,000 held by another lender. In the six months ended October 31, 2018 and the period from May 5, 2017 (inception) to October 31, 2017, the Company recognized amortization expense related to the debt discount and deferred financing fees of $845,011 and $90,509, respectively, which is included in interest expense in our consolidated statements of operations.

During the three months ended October 31, 2018 and 2017, total interest expense was $634,346 and $96,586, respectively, including amortization of debt discount of $509,711 and $67,539, respectively. During the six months ended October 31, 2018 and the period from May 5, 2017 (inception) to October 31, 2017, total interest expense was $1,045,251 and $123,195, respectively, including amortization of debt discount of $845,011 and $90,509, respectively.

NOTE 11 - DERIVATIVE LIABILITIES

At April 30, 2018, the Company had determined that the conversion feature on its convertible notes and stock warrants should be classified as a derivative liability, under the ASC 815 guidance, since the conversion rate was tied to the market price of the Company’s common stock and, accordingly, there was no explicit limit to the number of shares issuable upon conversion due to contingencies affecting the conversion rate.

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

During the three months ended October 31, 2018, the Company repaid the convertible notes with a variable conversion rate, a conversion rate tied to the market price of the Company’s common stock. The remaining convertible notes and warrants outstanding at October 31, 2018 have a fixed conversion rate and, accordingly, the number of shares issuable upon conversion is determinable with certainty. As a result, the Company recognized a decrease in its derivative liability resulting in the beneficial conversion feature associated with the remaining convertible notes and warrants of $1,187,242 (recognized as an increase to additional paid-in capital) and a gain on fair value of derivatives liabilities of $20,015,840.

The following weighted-average assumptions were used when valuing our derivative liabilities:

	Six months ended October 31, 2018	Period from May 5, 2017 (Inception) to October 31, 2017
Expected term (in years)	1.0-5.0	0.31 – 1.0
Expected average volatility	107% - 237%	126% - 330%
Expected dividend yield	-	-
Risk-free interest rate	1.65% - 2.96%	0.99% - 1.34%

The following table summarizes the changes in the derivative liabilities included in our consolidated balance sheet for the six months ended October 31, 2018:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance – April 30, 2018	$30,488,655
Addition of new derivatives recognized as debt discounts	325,000
Other addition of new derivatives	679,032
Reclassification of derivatives due to tainted instruments	258,132
Change in fair value of the derivative	(10,547,737)
Reclassification of derivative to additional paid-in capital	(1,187,242)
Change in derivative liabilities recognized as gain on derivative	(20,015,840)
Balance - October 31, 2018	$-

The following table summarizes the (loss) gain on derivative liability included in our consolidated statement of operation for the six months ended October 31, 2018 and the period from May 5, 2017 (inception) to October 31, 2017:

	Six months ended October 31, 2018	Period from May 5, 2017 (Inception) to October 31, 2017
Day-one loss due to derivative liabilities on convertible notes payable and warrants	$(678,941)	$(2,099,349)
Change in derivative liabilities	20,015,840	-
Gain from marked-to-market adjustments	10,547,737	976,758
Net gain (loss) on change in fair value of derivative liabilities	$29,884,636	$(1,122,591)

NOTE 12 – INCOME TAXES

The Company is an emerging growth company and, prior to its fiscal quarter ended October 31, 2018, had not generated pre-tax earnings or taxable earnings from its operations. As of the date herein, the ability of the Company to consistently generate future pre-tax earnings or taxable earnings remains uncertain. Accordingly, the Company has not recorded a provision for income taxes in its consolidated financial statements for the periods covered by this quarterly report.

NOTE 13 - RELATED PARTY TRANSACTIONS

Alchemist Holdings, LLC

In connection with the Company’s acquisition of Total Travel Media in May 2017, the Company issued 7,500,000 shares of its Series B Preferred Stock and 7,500,000 shares of its Common Stock Class B to Alchemist Holdings, which is controlled by the Chairman of our Board. In connection with the Company’s acquisition of Four Oceans, the Company issued also 50,000,000 shares of its Series A Preferred Stock to Alchemist. Please see Note 1 of Notes to the Consolidated Financial Statements included in ITEM 8 – “Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the period from May 5, 2017 (inception) to April 30,2018, for more details about the acquisitions of Total Travel Media and Four Oceans.

In March 2017, the Company entered into a Consultancy and Marketing Agreement with Alchemist pursuant to which Alchemist provides marketing and consulting services, tools, websites, video production, and event management services to the Company. The Agreement may be terminated by the Company, by giving 14 calendar days written notice of such termination. During the six months ended October 31, 2018, the Company did not incur consulting fees or expenses pursuant to this agreement.

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

NOTE 14 - STOCKHOLDERS’ DEFICIT

Preferred Stock

Series A Convertible Preferred Stock

In May 2018, the Company issued 5,000,000 shares of its Series A Convertible Preferred Stock, in the aggregate, in connection with its previously disclosed acquisitions of equity interests in 561, LLC and America Approved Commercial LLC.

In August 2018, the Company issued an additional 1,250,000 shares of its Series A Convertible Preferred Stock, in the aggregate, in connection with its previously disclosed acquisitions of equity interests in 561, LLC and America Approved Commercial LLC. In addition, in August 2018, the Company issued 250,000 shares of its Series A Convertible Preferred Stock in connection with its previously disclosed acquisition of a 40% equity interest in Medical Smart Care LLC.

In October 2018, the Company issued 500,000 shares of its Series A Convertible Preferred Stock in connection with its previously disclosed acquisition of a 40% equity interest in LEH Insurance Group LLC.

As of October 31, 2018, there were 93,694,540 shares of our Series A Convertible Preferred Stock issued and outstanding.

Series B Convertible Preferred Stock

As of October 31, 2018, there were 10,000,000 shares of our Series B Preferred Stock issued and outstanding.

Series C Convertible Preferred Stock

In August 2018, the Company issued 80,000 shares of its Series C Convertible Preferred Stock, at a price of $0.25 per share, for total proceeds of $20,000, in connection with stock subscription agreements entered into prior to April 30, 2018. In addition, in September 2018, the Company issued 30,000 shares of its Series C Convertible Preferred Stock, at a price of $0.25 per share, for total proceeds of $7,500, in connection with stock subscription agreements entered into prior to April 30, 2018. Further, in October 2018, the Company issued 60,000 shares of its Series C Convertible Preferred Stock, at a price of $0.25 per share, for total proceeds of $15,000, in connection with stock subscription agreements entered into prior to April 30, 2018.

As of October 31, 2018, there were 4,120,000 shares of our Series C Preferred Stock issued and outstanding.

Common Stock

In July 2018, the Company issued 600,000 stock subscription units at a price of $0.25 per unit, for total proceeds of $150,000, in connection with stock subscription agreements, including 160,000 shares in connection with subscription agreements entered into after April 30, 2018. Each unit consists of 600,000 shares of its Class A Common Stock and 600,000 warrants to purchase up to an additional 600,000 shares of Class A Common Stock. In addition, in August 2018, the Company issued 210,000 stock subscription units at a price of $0.25 per unit, for total proceeds of $52,500, in connection with stock subscription agreements entered into prior to April 30, 2018. Each unit consists of 210,000 shares of its Class A Common Stock and 210,000 warrants to purchase up to an additional 210,000 shares of Class A Common Stock. Further, in October 2018, the Company issued 40,000 stock subscription units at a price of $0.25 per unit, for total proceeds of $10,000, in connection with stock subscription agreements entered into prior to April 30, 2018. Each unit consists of 40,000 shares of its Class A Common Stock and 40,000 warrants to purchase up to an additional 40,000 shares of Class A Common Stock.The warrants are fully exercisable, have a term of five years and an exercise price equal to 50% of the average of the closing bid price for the Company’s common stock for the 20-day trading period prior to conversion of the warrants.

In the six months ended October 31, 2018, the Company also issued 131,654 shares of its Class A Common Stock, in exchange for professional services valued at $37,000.

On October 30, 2018, an executive officer exercised stock warrants (granted in conjunction with his employment agreement disclosed previously) to purchase 5,000,000 shares of our Series A Convertible Preferred Stock (convertible into 5,000,000 shares of our Class A Common Stock), at an exercise price of $0.0001 per share, and another executive officer exercised stock options (granted in conjunction with his employment agreement disclosed previously) to purchase 3,000,000 shares of our Series A Convertible Preferred Stock (convertible into 3,000,000 shares of our Class A Common Stock), at an exercise price of $0.0001 per share. Upon exercise, all the shares of our Series A Convertible Preferred Stock were converted into shares of our Class A Common Stock.

As of October 31, 2018, there were 65,151,654 shares of our Class A common stock and 10,000,000 shares of our Class B common stock issued and outstanding.

Shares Subscribed

During the six months ended of October 31, 2018, the Company received stock subscriptions for its Class A common stock in the total amount of $40,000. There were no underwriting discounts or commissions involved in connection with these stock subscriptions.

Stock Warrants

The following table summarizes certain information relating to outstanding and exercisable warrants as of October 31, 2018:

Warrants Outstanding			Warrants Exercisable
Number of Shares	Weighted Average Remaining Contractual life (in years) (1)	Weighted Average Exercise Price (1)	Number of Shares	Weighted Average Exercise Price (1)
2,160,000	4.6	$0.22	2,160,000	$0.22
333,333	3.9	$0.15	333,333	$0.15

(1)	Between April 2018 and October 2018, in conjunction with the sale, in the aggregate, of 2,160,000 shares of its common stock pursuant to stock subscription agreements, the Company granted warrants to purchase up to 2,160,000 shares of its common stock at a price determined by the average trading price per share of the Company common stock.

The following table summarizes the activity relating to the Company’s warrants during the six months ended October 31, 2018:

	Number of Warrants	Weighted Average Exercise Price (1)	Weighted Average Remaining Term (1)
Outstanding at April 30, 2018	6,643,333	$0.08	4.7
Granted	850,000	0.22	4.9
Exercised	(5,000,000)	0.0001	-
Expired	-	-	-
Outstanding at October 31, 2018	2,493,333	$0.21	4.5

(1)	In October 2018, an executive officer of the Company exercised warrants (granted in connection with his employment agreement disclosed previously) to purchase 5,000,000 shares of the Company’s Series A Convertible Preferred Stock at the exercise price of $0.0001. Between April 2018 and October 2018, in conjunction with the sale, in the aggregate, of 2,160,000 shares of its common stock pursuant to stock subscription agreements, the Company granted warrants to purchase up to 2,160,000 shares of its common stock at a price determined by the average trading price per share of the Company common stock.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

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

Acquisition-related Commitments

On May 15, 2018, Legacy Direct Global, LLC. (“Legacy Direct Global”), a Texas limited liability company and a wholly-owned subsidiary of Sharing Services, Sharing Services, and Legacy Direct, LLC. (the “Seller”) entered into an agreement pursuant to which Legacy Direct Global acquired certain assets and operational businesses and assumed certain liabilities of the Seller (the “Agreement”). In connection with the Agreement, Sharing Services has agreed to issue 100,000 restricted shares of its common stock and 900,000 stock warrants. The stock warrants enable the holders to acquire up to 900,000 restricted shares of Sharing Services’ common stock, subject to the achievement by the acquired business of certain specified performance targets over a period of up to three years. The stock warrants have an exercise price per share equal to 50% of the average 10-day trading price of Sharing Services’ common stock. In June 2018, the Company completed the acquisition. The acquisition involved the purchase of assets with a preliminary value of approximately $83,500.

On July 6, 2018, Sharing Services issued a Binding Letter of Intent (the “Hyten LOI”) expressing its intent to purchase certain operating assets of Hyten Global LLC (“Hyten”), the owner of certain multi-level marketing businesses operating principally in the United States and Asia. Under the terms of the Hyten LOI, Sharing Services agreed to provide Hyten with temporary loans and/or cash advances necessary to satisfy certain of Hyten’s financial obligations and the parties engaged in due diligence and negotiations aimed at completing the asset acquisition transaction within 120 days from the effective date of the Hyten LOI. On July 25, 2018, Sharing Services and Hyten entered into an Asset Purchase Agreement pursuant to which Sharing Services agreed to purchase certain operating assets from Hyten. As of October 31, 2018, Sharing Services had provided secured loans in the aggregate amount of $655,789 and unsecured cash advances of $12,097 to Hyten under the Hyten LOI.

On September 28, 2018, Sharing Services and Hyten entered into a Rescission and Mutual Release agreement pursuant to which the parties agreed to terminate the transaction contemplated in the Asset Purchase Agreement and exchanged customary mutual releases. In addition, on September 28, 2018, Hyten executed a promissory note in favor of Sharing Services for $655,789 relating to cash advances received from Sharing Services prior to that date under the terms of the Hyten LOI. The note bears interest at 5% and is secured by substantially all of Hyten’s assets. On October 3, 2018, Sharing Services and Hyten entered into a Sublicense Agreement pursuant to which Hyten granted to Sharing Services a non-exclusive sublicense to a Travel Application software (the “Travel App”) and any enhancements thereof. The Travel App sublicense was a part of the transaction contemplated in the Asset Purchase Agreement.

Contingencies

Legal Proceedings

The Company from time to time is involved in various claims and lawsuits incidental to the conduct of its business in the ordinary course. We do not believe that the ultimate resolution of these matters will have a material adverse impact on our consolidated financial position, results of operations or cash flows.

Other Contingencies

In October 2017, the Company entered into a Share Exchange Agreement pursuant to which it acquired a 25% equity interest in 561 LLC. Pursuant to the terms of the Share Exchange Agreement, in May 2018, the Company increased its cumulative equity interest in 561 LLC to 40% in exchange for 2,500,000 shares of its Series A Convertible Preferred Stock. Under the terms of the Share Exchange Agreement, the sellers shall be entitled to an additional 2,500,000 shares of our Series A Convertible Preferred Stock when both of the following conditions have been met: (a) one year has passed from the Closing Date and (b) the closing bid price of the Company’s common stock equals or exceeds $5.00 per share, as reported by the NASDAQ stock market. In accordance with GAAP, the Company has not recorded a liability in connection with this contingency.

In October 2017, the Company entered into a Share Exchange Agreement pursuant to which it acquired a 25% equity interest in America Approved Commercial LLC (“AAC”). Pursuant to the terms of the Share Exchange Agreement, in May 2018, the Company increased its cumulative equity interest in AAC to 40% in exchange for 2,500,000 shares of its Series A Convertible Preferred Stock. Under the terms of the Share Exchange Agreement, the sellers shall be entitled to an additional 2,500,000 shares of the Company’s Series A Preferred Stock when both of the following conditions have been met: (a) one year has passed from the Closing Date and (b) the closing bid price of the Company’s common stock equals or exceeds $5.00 per share, as reported by the NASDAQ stock market. In accordance with GAAP, the Company has not recorded a liability in connection with this contingency.

In October 2017, the Company entered into a Share Exchange Agreement pursuant to which it acquired a 40% equity interest in LEH Insurance Group LLC (“LEHIG”) in exchange for 500,000 shares of its Series A Preferred Stock with a deem value of $0.25 per share, or $125,000. Under the terms of the Share Exchange Agreement, the sellers would be entitled to an additional 500,000 shares of the Company’s Series A Preferred Stock if/when the following condition were met: prior to December 31, 2018, if LEHIG had booked contracts representing insurance premiums of no less than $500,000. In October 2018, upon LEHIG meeting this condition, the Company issued an additional 500,000 shares of its Series A Preferred Stock to the sellers.

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

NOTE 16 - SUBSEQUENT EVENTS

On November 2, 2018, the Company entered into a financing agreement with Syndimate LLC (“Syndimate”) pursuant to which the Company agreed to sell to Syndimate certain future trade receipts in the aggregate amount of $330,000. Net proceeds from this transaction were $239,000 and were net of an initial financing fee of $11,000 and applicable financing costs, calculated at an annual percentage rate (“APR”) of 86%. Under the terms of the agreement, borrowings are payable in equal daily installments of approximately $2,063 over a term of approximately five and one-half months.

On November 27, 2018, the Company entered into a financing agreement with Libertas Funding LLC (“Libertas”) pursuant to which the Company agreed to sell to Libertas certain future trade receipts in the aggregate amount of $635,000. Net proceeds from this transaction were $490,000 and were net of an initial financing fee of $10,000 and applicable financing costs, calculated at an APR of 76%. Under the terms of the agreement, borrowings are payable in equal daily installments of approximately $4,320, subject to change at the Company’s discretion, over a term of approximately five months.

On November 30, 2018, the Company entered into a financing agreement with eMerchant Advance LLC (“eMerchant”) pursuant to which the Company agreed to sell to eMerchant certain future trade receipts in the aggregate amount of $635,000. Net proceeds from this transaction were $485,000 and were net of an initial financing fee of $15,000 and applicable financing costs, calculated at an APR of 76%. Under the terms of the agreement, borrowings are payable in equal daily installments of approximately $4,320, subject to change at the Company’s discretion, over a term of approximately five months.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following section discusses management’s view of the financial condition as of October 31, 2018, and the results of operations and cash flows for the three months ended October 31, 2018, of Sharing Services, Inc. and consolidated subsidiaries. This section should be read in conjunction with the audited consolidated financial statements of Sharing Services and the related notes included in our Annual Report on Form 10-K for the period from May 5, 2017 (inception) to April 30, 2018, and with the condensed consolidated financial statements included elsewhere in this Quarterly Report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations section may contain forward-looking statements. Please see “Cautionary Notice Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements that could cause results to differ materially from those reflected in such forward-looking statements.

Executive Summary for the Three Months Ended October 31, 2018:

●	For the three months ended October 31, 2018, our consolidated net sales were $18.0 million, compared to $12.9 million for the preceding fiscal quarter. The Company is an emerging growth company with no significant sales prior to December 2017;

●	For the three months ended October 31, 2018, our consolidated gross profit was $11.2 million, and our consolidated gross margin was 62.2%, compared to 61.6% for the preceding fiscal quarter;

●	For the three months ended October 31, 2018, our consolidated operating earnings were $866,802 compared to an operating loss of $1,539,384 for the three months ended October 31, 2017;

●	For the three months ended October 31, 2018, the changes in the fair value of our derivative liabilities were net earnings of $29,910,472 compared to a net loss of $1,100,587 for the three months ended October 31, 2017;

●	Our consolidated net earnings were $30,151,246 for the three months ended October 31, 2018, compared to a net loss of $2,736,557 for the three months ended October 31, 2017. Fully diluted earnings per share were $0.08 for the three months ended October 31, 2018, compared to a fully diluted loss per share of $0.05 for the three months ended October 31, 2017;

●	Our consolidated cash provided by operating activities was $624,322 for the six months ended October 31, 2018, compared to cash used of $797,972 for the period from May 5, 2017 (inception) to October 31, 2017;

●	In August 2018, the Company issued, in the aggregate, 1,250,000 shares of its Series A Convertible Preferred Stock, for a total value of $312,500, in connection with its previously disclosed acquisitions of equity interests in 561, LLC and America Approved Commercial LLC;

●	In September, the Company Hyten entered into a Rescission and Mutual Release agreement pursuant to which the parties agreed to terminate the transaction contemplated in the previously disclosed Asset Purchase Agreement between the parties;

●	In October 2018, the Company issued 500,000 shares of its Series A Preferred Stock, for a total value of $125,000, in connection with its previously disclosed acquisition of an equity interest in LEH Insurance Group LLC;

●	In October 2018, the Company issued, in the aggregate, 8,000,000 shares of its Class A Common Stock to two executive officers, at an exercise price of $0.0001 per share, in connection with their exercise of derivative instruments granted to them in conjunction with their previously disclosed employment agreements;

●	During the three months ended October 31, 2018 the Company prepaid in full three convertible notes in the aggregate principal amount of $381,000, plus accrued and unpaid interest, and applicable prepayment penalties; and

●	During the three months ended October 31, 2018, the Company issued 250,000 shares of its Class A Common Stock, at a price of $0.25, for a total value of $62,500, and 170,000 shares of its Series C Convertible Preferred Stock, at a price of $0.25, for a total value of $42,500, in connection with stock subscription agreements.

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

The Company previously developed and marketed a taxi-ride sharing website and application (“web app”). Beginning in February 2017, the Company expanded its business model to also offer a wide range of travel and technology management and other products and services, which are currently in varying planning stages and are expected to be marketed in the future. In December 2017, the Company launched a wholly-owned subsidiary operating under the trade name “Elepreneurs.” One of Elepreneus’ leading product lines, “Elevate,” consists of Nutraceutical products which the Company terms “D.O.S.E.” (Dopamine, Oxytocin, Serotonin and Endorphins) and was developed and is owned by Elevacity Global, a wholly-owned subsidiary of the Company. The introduction of this product line has accelerated the Company’s growth in recent months. For example, for the six months ended October 31, 2018, consolidated net sales were $30.9 million and consisted primarily of sales of our Elevate health and wellness products.

As part of its growth strategy, the Company has completed a number of significant acquisitions and purchases of equity interests in certain businesses in the past year. Subject to approval by its Board of Directors, the Company intends to continue to make strategic acquisitions of businesses that it believes complement its business competencies and growth strategy and create shareholder value. Please see “Liquidity and Capital Resources” below from more information about our recent acquisitions.

Key Industry and Business Trends

The information in “Key Industry and Business Trends” included in ITEM 1 — “Business” in our Annual Report on Form 10-K for the period from May 5, 2017 (inception) to April 30, 2018 is incorporated herein by reference.

Debt

The Company is an emerging growth company with no significant sales prior to December 2017 and, prior to its fiscal quarter ended October 31, 2018, had not generated cash from operations. Historically, the Company has funded a substantial portion of its liquidity and cash needs through the issuance of convertible and non-convertible debt and equity securities.

On June 29, 2018 the Company paid $143,211 (including accrued but unpaid interest of $6,477) to settle in full a convertible note in the principal amount of $100,000. In connection therewith, the Company recognized prepayment penalties of $36,734 and a gain of $121,823 resulting from the change in the fair value of this derivative liability, in connection with this transaction.

On September 12, 2018, the Company paid $54,997 (including accrued but unpaid interest) to settle in full a convertible note in the principal amount of $50,000. In connection therewith, the Company recognized a gain of $34,771 resulting from the change in the fair value of this derivative liability, in connection with this transaction.

On October 31, 2018 the Company paid $433,503 (including accrued but unpaid interest of $15,802) to settle in full two convertible notes in the aggregate principal amount of $331,000. In connection therewith, the Company recorded prepayment penalties of $86,701 and recognized a gain of $681,909 resulting from the change in the fair value of this derivative liability, in connection with these transactions.

At October 31, 2018, convertible notes payable consists of notes in the aggregate amount of $870,000 held by RB Capital Partners, Inc. and a note of $50,000 held by another lender. Please see “Liquidity and Capital Resources” below for more information about the Company’s debt and issuances of equity securities.

Results of Operations

The Three Months Ended October 31, 2018 compared to the Three Months Ended October 31, 2017

Net Sales

For the three months ended October 31, 2018, our consolidated net sales were $18.0 million and consisted primarily of sales of our Elevacity health and wellness product line, which was introduced in December 2017. The Company anticipates its consolidated net sales to continue to grow at a rapid pace during its fiscal year ending April 30, 2019.

Gross Profit

For the three months ended October 31, 2018, our consolidated gross profit was $11.2 million and our consolidated gross profit as a percentage of consolidated net sales, or consolidated gross margin, was 62.2%. For the three months ended October 31, 2018, our consolidated gross margin benefited from economies of scale (as the volume of product shipped increased, for example, compared to the six-month period ended April 30, 2018) and ongoing cost reduction efforts in connection with our order-fulfilment operations and back-office processes.

Selling and Marketing Expenses

For the three months ended October 31, 2018, our consolidated selling and marketing expenses increased by $7.8 million to $8.2 million, compared to the three months ended October 31, 2017, principally as a result of sales commission expense of $7.9 million associated with the increase in sales.

As a percentage of consolidated net sales, consolidated selling and marketing expenses were 45.5% for the three months ended October 31, 2018. As our sales volume continue to grow, we expect our consolidated selling and marketing expenses to grow at a slower pace than our consolidated net sales.

General and Administrative Expenses

For the three months ended October 31, 2018, our consolidated general and administrative expenses (which include corporate employee compensation and benefits, share-based compensation, professional fees, rent and other occupancy costs, certain consulting fees, telephone and information technology expenses, insurance premiums, and other administrative expenses) increased by $1.0 million to $2.1 million, compared to the three months ended October 31, 2017. The increase in consolidated general and administrative expenses consisted principally of employee compensation and benefits of $826,195, incremental consulting and contract labor expenses of $366,024, higher legal and other professional fees of $285,988, higher rent and other occupancy costs of $124,677, and higher insurance and other administrative expenses. This increase was partially offset by lower share-based compensation of $1,042,500.

As a percentage of consolidated net sales, consolidated general and administrative expenses were 11.8% for the three months ended October 31, 2018. As our sales volume continue to grow, we expect our consolidated general and administrative expenses to grow at a slower pace than our consolidated net sales.

Interest Expense

Consolidated interest expense, including amortization of debt discount of $509,711 and prepayment penalties of $86,701 associated with convertible notes paid, increased to $626,028 for the three months ended October 31, 2018, compared to $96,586 for the three months ended October 31, 2017 as a result of an increase in convertible notes outstanding. For the three months ended October 31, 2018, interest expense is net of interest income of $8,318.

Net Change in Fair Value of Derivative Liabilities

The change in the fair value of the derivative liabilities associated with the Company’s convertible notes, stock options and stock warrants outstanding, was a net gain of $29,910,472 for the three months ended October 31, 2018, compared to a net loss of $1,100,587 for the three months ended October 31, 2017. During the three months ended October 31, 2018, the Company repaid the convertible notes with a variable conversion rate, a conversion rate tied to the market price of the Company’s common stock. The Company accounts for the conversion features of its convertible notes, stock options and stock warrants under ASC 815. Please see Note 11 of the Notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report for more information about the net change in the fair value of the derivative liabilities.

Provision for Income Taxes

The Company is an emerging growth company and, prior to its fiscal quarter ended October 31, 2018, had not generated pre-tax earnings or taxable earnings from its operations. As of the date herein, the ability of the Company to consistently generate future pre-tax earnings or taxable earnings remains uncertain. Accordingly, the Company has not recorded an income tax benefit in its consolidated financial statements for the periods covered in this Quarterly Report.

Net Loss and Loss per Share

As a result of the foregoing, for the three months ended October 31, 2018, our consolidated net earnings were $30,151,246 compared to a net loss of $2,736,557 for the three months ended October 31, 2017. Fully diluted earnings per share were $0.08 for the three months ended October 31, 2018, compared to a fully diluted loss per share $0.05 for the three months ended October 31 2017.

The Six Months Ended October 31, 2018 compared to the Period from May 5, 2017 (Inception) to October 31, 2017

Net Sales

The Company is an emerging growth company with no significant sales prior to December 2017. Our consolidated net sales for the six months ended October 31, 2018 were $30.9 million and consisted primarily of sales of our Elevacity health and wellness products. Our Elevacity product line was introduced in December 2017. The Company anticipates its consolidated net sales to continue to grow at a rapid pace during its fiscal year ending April 30, 2019, compared to the fiscal period from May 5, 2017 to April 30, 2018.

Gross Profit

Our consolidated gross profit for the six months ended October 31, 2018 was $19.1 million and our consolidated gross profit as a percentage of consolidated net sales, or consolidated gross margin, was 61.9%. For the six months ended October 31, 2018, our consolidated gross margin benefited from economies of scale (as the volume of product shipped increased, for example, compared to the six-month period ended April 30, 2018) and ongoing cost reduction efforts in connection with our order-fulfilment operations and back-office processes.

Selling and Marketing Expenses

Our consolidated selling and marketing expenses increased $13.5 million, to $14.2 million, for the six months ended October 31, 2018, compared to the period from May 5, 2017 (inception) to October 31, 2017, principally as a result of sales commissions of $13.6 million associated with the increase in sales.

As a percentage of consolidated net sales, consolidated selling and marketing expenses were 46.0% for the six months ended October 31, 2018. As our sales volume continue to grow, we expect our consolidated selling and marketing expenses to grow at a slower pace than our consolidated net sales.

General and Administrative Expenses

Our consolidated general and administrative expenses (which include corporate employee compensation and benefits, share-based compensation, professional fees, rent and other occupancy costs, certain consulting fees, telephone and information technology expenses, insurance premiums, and other administrative expenses) increased $2.3 million, to $3.7 million for the six months ended October 31, 2018, compared to the period from May 5, 2017 (inception) to October 31, 2017. The increase in consolidated general and administrative expenses consisted principally of employee compensation and benefits of $1.3 million, incremental consulting and contract labor expenses of $684,171, higher legal and other professional fees of $442,323, and higher rent and other occupancy costs of $251,195, and higher insurance and other administrative expenses. This increase was partially offset by lower share-based compensation of $1,308,948.

As a percentage of consolidated net sales, consolidated general and administrative expenses were 12.0% for the six months ended October 31, 2018. As our sales volume continue to grow, we expect our consolidated general and administrative expenses to grow at a slower pace than our consolidated net sales.

Interest Expense

Consolidated interest expense, including amortization of debt discount of $845,011 and prepayment penalties of $123,435 associated with convertible notes paid, increased to $1,028,615 for the six months ended October 31, 2018, compared to $123,195 for the period from May 5, 2017 (inception) to October 31, 2017 as a result of an increase in convertible notes outstanding. For the six months ended October 31, 2018, interest expense is net of interest income of $16,636.

Net Change in Fair Value of Derivative Liabilities

The change in the fair value of the derivative liabilities associated with the Company’s convertible notes, stock options and stock warrants outstanding, was a net gain of $29,884,636 for the six months ended October 31, 2018, compared to a net loss of $1,122,591 for the period from May 5, 2017 (inception) to October 31, 2017. During the three months ended October 31, 2018, the Company repaid the convertible notes with a variable conversion rate, a conversion rate tied to the market price of the Company’s common stock. The Company accounts for the conversion features of its convertible notes, stock options and stock warrants under ASC 815. Please see Note 11 of the Notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report for more information about the net change in the fair value of the derivative liabilities.

Provision for Income Taxes

The Company is an emerging growth company and, prior to its fiscal quarter ended October 31, 2018, had not generated pre-tax earnings or taxable earnings from its operations. As of the date herein, the ability of the Company to consistently generate future pre-tax earnings or taxable earnings remains uncertain. Accordingly, the Company has not recorded an income tax benefit in its consolidated financial statements for the periods covered in this Quarterly Report.

Net Loss and Loss per Share

As a result of the foregoing, for the six months ended October 31, 2018, our consolidated net earnings were $30,059,995 compared to a net loss of $3,377,383 for the period from May 5, 2017 (inception) to October 31, 2017. Fully diluted earnings per share were $0.10 for the six months ended October 31, 2018, compared to a fully diluted loss per share $0.07 for the period from May 5, 2017 (inception) to October 31, 2017.

Liquidity and Capital Resources

We broadly define liquidity as our ability to generate sufficient cash, from internal and external sources, to meet our obligations and commitments. We believe that, for this purpose, liquidity cannot be considered separately from capital resources.

Working Capital

At October 31, 2018, cash and cash equivalents were $1,099,249. Based upon the current level of operations and investments necessary to grow our business, we anticipate that existing cash balances and funds expected to be generated by operations will likely not be sufficient to meet our working capital requirements, and to fund potential acquisitions and anticipated capital expenditures, including potential investments in information technology, over the next 12 months. Accordingly, we intend to obtain additional financing through the issuance of equity securities and secured and unsecured debt, including the issuance of convertible notes, and other financing products from time to time as needed to fund our working capital needs and our growth.

Historical Cash Flows

Historically, our primary sources of cash have been capital transactions involving the issuance of equity securities and debt (Please see “Recent Issuances of Equity Securities” and “Debt” below) and our primary uses of cash have been for operating activities, capital expenditures and acquisitions in the ordinary course of our business.

The following table shows our sources and uses of cash for the six months ended October 31, 2018, compared to the period from May 5, 2017 (inception) to October 31, 2017:

	Six Months Ended October 31, 2018	Period from May 5, 2017 (Inception) to October 31, 2017	Increase (Decrease)
Net cash provided by (used in) operating activities	$624,322	$(797,972)	$
Net cash (used in) provided by investing activities	(150,256)	42,605
Net cash (used in) provided by financing activities	(143,085)	824,850
Net increase in cash and cash equivalents	$330,981	$69,483	$

Net Cash Used by Operating Activities

Net cash provided by operating activities increased by $1,422,294 to $624,322 for the six months ended October 31, 2018, compared to net cash used in operating activities of $797,972 for the period from May 5, 2017 (inception) to October 31, 2017. This change was mainly due to an increase in operating earnings of $3,335,571, partially offset by a decrease in stock-based payments of $1,264,948 and net changes in operating assets and liabilities of $651,956.

Net Cash Used by Investing Activities

Net cash used in investing activities increased by $192,861 to $150,256 for the six months ended October 31, 2018, compared to net cash provided by investing activities of $42,605 for the period from May 5, 2017 (inception) to October 31, 2017. This change was mainly due to an increase in capital expenditures of $130,256 and a decrease in net cash acquired in connection with acquisitions of $57,605.

Net Cash Used by Financing Activities

Net cash used in financing activities increased by $967,935 to $143,085 for the six months ended October 31, 2018, compared to net cash provided by financing activities of $824,850 for the period from May 5, 2017 (inception) to October 31, 2017. This change was due to lower proceeds of $608,701 from issuances of equity securities and higher net repayments of promissory notes of $411,435, partially offset by higher net proceeds from related-party loans and cash advances of $52,201.

Significant Recent Acquisitions

On May 15, 2018, Legacy Direct Global, LLC. (“Legacy Direct Global”), a Texas limited liability company and a wholly-owned subsidiary of Sharing Services, Sharing Services, and Legacy Direct, LLC. (the “Seller”) entered into an agreement pursuant to which Legacy Direct Global acquired certain assets and operational business and assumed certain liabilities of the Seller (the “Agreement”). In connection with the Agreement, Sharing Services has agreed to issue 100,000 restricted shares of its common stock and 900,000 stock warrants. The stock warrants enable the holders to acquire up to 900,000 restricted shares of Sharing Services’ common stock, subject to the achievement by the acquired business of certain specified performance targets over a period of up to three years. The stock warrants have an exercise price per share equal to 50% of the average 10-day trading price of Sharing Services’ common stock. In June 2018, the Company completed the acquisition. The acquisition involved the purchase of assets with a preliminary value of $83,500.

On July 6, 2018, Sharing Services issued a Binding Letter of Intent (the “Hyten LOI”) expressing its intent to purchase certain operating assets of Hyten Global LLC (“Hyten”), the owner of certain multi-level marketing businesses operating principally in the United States and Asia. Under the terms of the Hyten LOI, Sharing Services agreed to provide Hyten with temporary loans and/or cash advances necessary to satisfy certain of Hyten’s financial obligations and the parties engaged in due diligence and negotiations aimed at completing the asset acquisition transaction within 120 days from the effective date of the Hyten LOI. On July 25, 2018, Sharing Services and Hyten entered into an Asset Purchase Agreement pursuant to which Sharing Services agreed to purchase certain operating assets from Hyten. As of October 31, 2018, Sharing Services had provided secured loans in the aggregate amount of $655,789 and unsecured cash advances of $12,097 to Hyten under the Hyten LOI.

On September 28, 2018, Sharing Services and Hyten entered into a Rescission and Mutual Release agreement pursuant to which the parties agreed to terminate the transaction contemplated in the Asset Purchase Agreement and exchanged customary mutual releases. In addition, on September 28, 2018, Hyten executed a promissory note in favor of Sharing Services for $655,789 relating to cash advances received from Sharing Services prior to that date under the terms of the Hyten LOI. The note bears interest at 5% and is secured by substantially all of Hyten’s assets. On October 3, 2018, Sharing Services and Hyten entered into a Sublicense Agreement pursuant to which Hyten granted to Sharing Services a non-exclusive sublicense to a Travel Application software (the “Travel App”) and any enhancements thereof. The Travel App sublicense was a part of the transaction contemplated in the Asset Purchase Agreement.

Subject to approval by its Board of Directors, the Company intends to continue to make strategic acquisitions and purchases of equity interests in business that complement its business competencies and growth strategy. Such acquisitions and purchases of equity interests are expected to be funded with cash and cash equivalents, cash provided by operations, and the issuance of equity securities and debt. There is no assurance the Company will be able to obtain adequate financing or otherwise complete desirable acquisitions and purchases of equity interests.

Recent Issuances of Equity Securities

Common Stock

●	In the six months ended October 31, 2018, the Company issued 850,000 shares of its Class A Common Stock at $0.25 per share, in exchange for proceeds of $212,500, in connection with stock subscription agreements;

●	In the six months ended October 31, 2018, the Company also issued 131,654 shares of its Class A Common Stock, par value of $0.0001, in exchange for professional services with a deemed value of $37,000;

●	On October 30, 2017, the Company issued, in the aggregate, 8,000,000 shares of its Class A Common Stock to two executive officers, at an exercise price of $0.0001 per share, in connection with the exercise of derivative instruments granted in conjunction with employment agreements disclosed previously;

●	At October 31, 2018, there were 65,151,654 shares of our Common Stock Class A and 10,000,000 shares of our Common Stock Class B issued and outstanding; and

●	In November 2018, the Company issued 20,000 shares of its Class A common stock, at a price of $0.25, for a total value of $5,000, in connection with stock subscription agreements and 20,000 shares of its Class A common stock, in exchange for professional services with a deemed value of $5,000.

Convertible Preferred Stock

Series A Convertible Preferred Stock

●	In May 2018, the Company issued 5,000,000 shares of its Series A Convertible Preferred Stock, in the aggregate, in connection with its previously disclosed acquisitions of equity interests in 561, LLC and America Approved Commercial LLC;

●	In August 2018, the Company issued 1,250,000 shares of its Series A Convertible Preferred Stock, in the aggregate, in connection with its previously disclosed acquisitions of equity interests in 561, LLC and America Approved Commercial LLC, and 250,000 shares of its Series A Convertible Preferred Stock in connection with its previously disclosed acquisition of a 40% equity interests in Medical Smart Care LLC

●	In October 2018, the Company issued 500,000 shares of its Series A Preferred Stock, for a total value of $125,000, in connection with its previously disclosed acquisition of a 40% equity interest in LEH Insurance Group LLC; and

●	At October 31, 2018, there were 93,694,540 shares of our Series A Convertible Preferred Stock issued and outstanding.

Series C Convertible Preferred Stock

●	In the six months ended October 31, 2018, the Company issued 170,000 shares of its Series C Convertible Preferred Stock at $0.25 per share, in exchange for proceeds of $42,500, in connection with stock subscription agreements; and

●	At October 31, 2018, there were 4,120,000 shares of our Series C Convertible Preferred Stock issued and outstanding.

Long-term Debt and Short-term Borrowings

Convertible Notes Payable

Please see Note 10 of the Condensed Notes to Consolidated Financial Statements in ITEM 1 — “Financial Statements” contained elsewhere in this Quarterly Report for more information about our Convertible Notes Payable.

Cash-Flow Financing

On November 2, 2018, the Company entered into a financing agreement with Syndimate LLC (“Syndimate”) pursuant to which the Company agreed to sell to Syndimate certain future trade receipts in the aggregate amount of $330,000. Net proceeds from this transaction were $239,000 and were net of an initial financing fee of $11,000 and applicable financing costs, calculated at an annual percentage rate (“APR”) of 86%. Under the terms of the agreement, borrowings are payable in equal daily installments of approximately $2,063 over a term of approximately five and one-half months.

On November 27, 2018, the Company entered into a financing agreement with Libertas Funding LLC (“Libertas”) pursuant to which the Company agreed to sell to Libertas certain future trade receipts in the aggregate amount of $635,000. Net proceeds from this transaction were $490,000 and were net of an initial financing fee of $10,000 and applicable financing costs, calculated at an APR of 76%. Under the terms of the agreement, borrowings are payable in equal daily installments of approximately $4,320, subject to change at the Company’s discretion, over a term of approximately five months.

On November 30, 2018, the Company entered into a financing agreement with eMerchant Advance LLC (“eMerchant”) pursuant to which the Company agreed to sell to eMerchant certain future trade receipts in the aggregate amount of $635,000. Net proceeds from this transaction were $485,000 and were net of an initial financing fee of $15,000 and applicable financing costs, calculated at an APR of 76%. Under the terms of the agreement, borrowings are payable in equal daily installments of approximately $4,320, subject to change at the Company’s discretion, over a term of approximately five months.

Capital Requirements

During the six months ended October 31, 2018, capital expenditures for property and equipment in the ordinary course of our business were $130,256.

Contractual Obligations

During the six months ended October 31, 2018, there were no material changes to our contractual obligations except for: (1) the issuances and repayments of convertible notes payable disclosed in Note 8 of the Condensed Notes to Consolidated Financial Statements contained elsewhere in this Quarterly Report and (2) the incremental obligation resulting from the August 2018 amendment to the lease agreement covering our corporate headquarters discussed in Note 13 of the Condensed Notes to Consolidated Financial Statements contained elsewhere in this Quarterly Report.

Off-Balance Sheet Financing Arrangements

At October 31, 2018 and April 30, 2018, we had no off-balance sheet financing arrangements other than operating leases incurred in the ordinary course of our business.

Inflation

We believe inflation did not have a material effect on our results of operations during any of the periods presented in this report.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates or assumptions since April 30, 2018.

Accounting Changes and Recent Accounting Pronouncements

For discussion of accounting changes and recent accounting pronouncements, please see Note 2 to the of the Condensed Notes to Consolidated Financial Statements contained elsewhere in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a Smaller Reporting Company, as defined in Rule 12b-2 of the Exchange Act, and, accordingly, are not required to provide the information called for by this Item.

Item 4. Controls and Procedures.

Controls Evaluation and Related CEO and CFO Certifications. Our management, with the participation of our principal executive officer (“CEO”) and principal financial officer (“CFO”), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2018.

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

Conclusions regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of October 31, 2018, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors.

Please refer to information contained in ITEM 1A, — “Risk Factors” in our Annual Report on Form 10-K for the period from May 5, 2017 (inception) to April 30, 2018.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Securities

In May 2018, the Company issued 5,000,000 shares of its Series A Convertible Preferred Stock, in the aggregate, in connection with its previously disclosed acquisitions of equity interests in 561, LLC and America Approved Commercial LLC. In August 2018, the Company issued 1,500,000 shares of its Series A Convertible Preferred Stock, in the aggregate, in connection with its previously disclosed acquisitions of equity interests in three unconsolidated entities. In October 2018, the Company issued 500,000 shares of its Series A Convertible Preferred Stock in connection with its previously disclosed acquisition of an equity interests in LEH Insurance Group, LLC. For a period of 10 years from the date of issuance, each share of the Company’s Series A Convertible Preferred Stock is convertible into one share of the Company’s common stock. The Company received no proceeds from the issuances of securities discussed in this paragraph.

In addition, in August 2018, September 2018 and October 2018, the Company issued 80,000 shares, 30,000 shares and 60,000 shares, respectively, of its Series C Convertible Preferred Stock in connection with stock subscription agreements. Cash proceeds from the issuances of securities discussed in this paragraph were used for general corporate purposes. For a period of 10 years from the date of issuance, each share of the Company’s Series C Convertible Preferred Stock is convertible into one share of the Company’s common stock.

The aforementioned sales of securities were made in reliance upon the exemption offered under Section 4(a)(2) of the Securities Act of 1933.

(b) Not applicable

(c) Not applicable

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Mining Safety Disclosures.

Not applicable

Item 5. Other Information.

(a) Not applicable

(b) Not applicable

Item 6. Exhibits.

The following exhibits are incorporated into this Form 10-Q Quarterly Report:

3.1	Amended and Restated Articles of Incorporation of Sharing Service, Inc., which is incorporated herein by reference from Exhibit 3.1.1 to the Company’s Current Report on Form 8-K filed on May 8, 2017

3.2	Bylaws of Sharing Service, Inc., dated April 25, 2015, which is incorporated herein by reference from Exhibit 3.2.1 to the Company’s Current Report on Form 8-K filed on May 8, 2017

4.1	Certificate of Designation of Series A Preferred Stock, which is incorporated herein by reference from Exhibit 3.1.2 to the Company’s Current Report on Form 8-K filed on May 8, 2017

4.2	Certificate of Designation of Series B Preferred Stock, which is incorporated herein by reference from Exhibit 3.1.3 to the Company’s Current Report on Form 8-K filed on May 8, 2017

4.3	Certificate of Designation of Series C Preferred Stock, which is incorporated herein by reference from Exhibit 3.1.4 to the Company’s Current Report on Form 8-K filed on May 8, 2017

4.4	Convertible Promissory Note dated May 16, 2018 issued by Sharing Service, Inc. in favor of Power UP Lending Group Ltd., which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on June 5, 2018

4.5	Convertible Promissory Note dated July 2, 2018 issued by Sharing Service, Inc. in favor of Power UP Lending Group Ltd., which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on July 17, 2018

10.1	Share Exchange Agreement dated May 23, 2017 by and between Sharing Service, Inc., Total Travel Media, Inc., and the Equity Holders of Total Travel Media, Inc., which is incorporated herein by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed on September 21, 2017

10.2	Share Exchange Agreement dated September 29, 2017 by and between Sharing Service, Inc., Four Oceans Holdings, Inc., and the Equity Holders of Four Oceans Holdings, Inc., which is incorporated herein by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 5, 2017

10.3	Asset Purchase Agreement dated May 15, 2018 by and between Legacy Direct Global, LLC., Sharing Service, Inc. and Legacy Direct, LLC., which is incorporated herein by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 8, 2018

10.4	Securities Purchase Agreement dated May 16, 2018 by and between Sharing Service, Inc. and Power UP Lending Group Ltd., which is incorporated herein by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 5, 2018

10.5

Securities Purchase Agreement dated July 2, 2018 by and between Sharing Service, Inc. and Power UP Lending Group Ltd., which is incorporated herein by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 17, 2018

10.6	Receipts Purchase and Sale Agreement dated November 2, 2018 between Sharing Services, Inc. and Syndimate LLC., which is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 13, 2018

10.7	Agreement of Sale of Future Receipts dated November 2, 2018 by and between Sharing Services, Inc. and Libertas Funding LLC., which is incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 13, 2018

10.8	Agreement for the Purchase and Sale of Future Receipts dated November 2, 2018 between Sharing Services, Inc. and eMerchant Advance LLC., which is incorporated herein by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 13, 2018

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of John Thatch *

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Frank A. Walters *

32.1	Section 1350 Certification of John Thatch *

32.2	Section 1350 Certification of Frank A. Walters *

101	The following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows and (v) the Condensed Notes to Consolidated Financial Statements*

* Included herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHARING SERVICES, INC.
(Registrant)

Date: December 13, 2018	By:	/s/ John Thatch
John Thatch
President and Director
Principal and Executive Officer

Date: December 13, 2018	By:	/s/ Frank A. Walters
Frank A. Walters
Secretary Treasurer and Director
Principal Financial Officer
Principal Accounting Officer

