Form 10-Q
period 2019-01-31
SHARING SERVICES GLOBAL Corp
filed 2019-03-15
CIK 1644488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2019

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-55997

SHARING SERVICES GLOBAL CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	30-0869786
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1700 Coit Road, Suite 100, Plano, Texas	75075
(Address of principal executive offices)	(Zip Code)

(469) 304-9400

(Registrant’s telephone number, including area code)

Sharing Services, Inc.

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

As of March 8, 2019, there were 101,364,537 shares of the issuer’s class A common stock and 10,000,000 shares of the issuer’s class B common stock outstanding.

In this Quarterly Report, references to “the Company,” “Sharing Services,” “our company,” “we,” “our,” “ours” and “us” refer to Sharing Services Global Corporation (formerly Sharing Services, Inc.) and its consolidated subsidiaries unless otherwise indicated or the context otherwise requires.

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

Readers are cautioned not to place undue reliance on forward-looking statements since such statements speak only as of the date they were made. Any forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements, including, but not limited to, risks and uncertainties related to:

●	The success of our growth initiatives, including our efforts to attract consumers;

●	The highly competitive and dynamic nature of the direct selling industry;

●	Anticipating and effectively responding to changes in consumer preferences and buying trends in a timely manner;

●	The timing and acceptance of new products we introduce;

●	Our ability to efficiently manage and control our operating costs;

●	Our ability to attract and retain key members of management;

●	Potential fluctuation in our quarterly financial performance;

●	If we incur losses and/or are unable to generate sufficient cash from operations to fund our working capital needs, including servicing our debt;

●	Our dependence on and ability to obtain additional financing to implement our business strategies;

●	Changes in interest rates increasing the cost of servicing our debt and obtaining additional debt;

●	Our ability to attract and retain key personalities to promote our products;

●	The inability of a key personality to successfully perform his/her role to promote our products;

●	The existence of negative publicity surrounding a key personality engaged in promoting our products;

●	Our dependence on three suppliers for substantially all the products we sell;

●	The possibility of material disruptions in the supply of products by our suppliers or increases in the prices of the products we purchase from our suppliers;

●	Our compliance with current laws and regulations or becoming subject to new or more stringent laws and regulations in the future, including applicable laws and regulations in jurisdictions outside the United States;

●	Products sold by us being found to be defective in labeling or content;

●	The success of our efforts to register our trademarks and protecting our intellectual property rights;

●	The risk that our products may infringe on the intellectual property rights of others;

●	Our success in identifying acquisition candidates, completing desirable acquisitions and integrating acquired businesses;

●	The success of our initiatives to expand into new geographies, including international areas;

●	The challenges, including managing foreign currency risks, of conducting business outside the United States; and

●	Our success in developing our information technology systems and our financial controls.

The events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. As a result, our actual results may differ materially from the results contemplated by these forward-looking statements. We assume no obligation to publicly update or revise any forward-looking statements.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

The following condensed consolidated balance sheets as of January 31, 2019 and April 30, 2018, the condensed consolidated statements of operations for the three months ended January 31, 2019 and 2018 and for the nine months ended January 31, 2019 and the period from May 5, 2017 (inception) to January 31, 2018, and the condensed consolidated statements of cash flows for the nine months ended January 31, 2019 and the period from May 5, 2017 (inception) to January 31, 2018 are those of Sharing Services Global Corporation (formerly Sharing Services, Inc.) and subsidiaries.

Index to Unaudited Condensed Consolidated Financial Statements

Page

Condensed consolidated balance sheets as of January 31, 2019 and April 30, 2018	5

Condensed consolidated statements of operations for the three months ended January 31, 2019 and 2018 and for the nine months ended January 31, 2019 and the period from May 5, 2017 (inception) to January 31, 2018	6

Condensed consolidated statements of cash flows for the nine months ended January 31, 2019 and the period from May 5, 2017 (inception) to January 31, 2018	7

Condensed consolidated statement of stockholders’ equity (deficit) for the nine months ended January 31, 2019	8

Condensed notes to the consolidated financial statements	9

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2019 (Unaudited)	April 30, 2018
ASSETS
Current Assets
Cash and cash equivalents	$2,903,678	$768,268
Accounts receivable	4,674,555	1,556,472
Notes receivable	275,000	275,000
Inventory	1,713,225	236,335
Other current assets	1,674,996	145,636
Total Current Assets	11,241,454	2,981,711

Security deposits	42,670	21,055
Property and equipment, net	248,270	118,465
Investments in unconsolidated entities	4,652,188	2,757,188
TOTAL ASSETS	$16,184,582	$5,878,419

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$803,353	$525,075
Notes payable	1,799,597	35,000
Accrued sales commissions payable	5,446,125	2,091,081
Accrued and other current liabilities	2,927,756	1,498,326
Current portion of convertible notes payable, net of unamortized debt discount of $55,345 and $772,398	808,655	247,602
Derivative liabilities	-	30,488,655
Total Current Liabilities	11,785,486	34,885,739

Convertible notes payable, net of unamortized debt discount of $36,870 and $44,427	13,130	5,573
TOTAL LIABILITIES	11,798,616	34,891,312
Commitments and contingencies
Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value, 200,000,000 shares authorized:
Series A convertible preferred stock, $0.0001 par value, 100,000,000 shares designated; 42,878,750 and 86,694,540 shares issued and outstanding as of January 31, 2019 and April 30, 2018, respectively	4,288	8,669
Series B convertible preferred stock, $0.0001 par value, 10,000,000 shares designated; 10,000,000 shares issued and outstanding	1,000	1,000
Series C convertible preferred stock, $0.0001 par value, 10,000,000 shares designated; 4,120,000 and 3,950,000 shares issued and outstanding as of January 31, 2019 and April 30, 2018, respectively	412	395
Common Stock, $0.0001 par value, 500,000,000 Class A shares authorized, 101,272,794 shares and 56,170,000 shares issued and outstanding as of January 31, 2019 and April 30, 2018, respectively	10,127	5,617
Common Stock, $0.0001 par value, 10,000,000 Class B shares authorized, 10,000,000 shares issued and outstanding	1,000	1,000
Additional paid in capital	31,555,531	25,423,589
Shares to be issued	21,000	196,500
Stock subscriptions receivable	(114,405)	(114,405)
Accumulated deficit	(27,092,987)	(54,535,258)
Total Stockholders’ Equity (Deficit)	4,385,966	(29,012,893)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$16,184,582	$5,878,419

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2019	2018	2019	2018 (1)
Net sales	$25,950,235	$960,182	$56,854,340	$960,182
Cost of goods sold	8,358,199	286,190	20,122,622	286,190
Gross profit	17,592,036	673,992	36,731,718	673,992
Operating expenses
Selling and marketing expenses	13,428,906	387,361	27,643,158	1,081,568
General and administrative expenses	6,264,078	312,083	9,982,743	1,749,473
Total operating expenses	19,692,984	699,444	37,625,901	2,831,041
Operating loss	(2,100,948)	(25,452)	(894,183)	(2,157,049)
Other income (expense)
Interest expense	(437,155)	(118,229)	(1,465,771)	(241,424)
Loss on impairment of investment	(79,620)	-	(82,320)	-
Change in fair value of derivative liabilities	-	(3,455,374)	29,884,545	(4,577,965)
Total other income (expense), net	(516,775)	(3,573,603)	28,336,454	(4,819,389)
Earnings (loss) before income taxes	(2,617,723)	(3,599,055)	27,442,271	(6,976,438)
Income tax provision (benefit)	-	-	-	-
Net earnings (loss)	$(2,617,723)	$(3,599,055)	$27,442,271	$(6,976,438)
Earnings (loss) per share:
Basic	$(0.03)	$(0.06)	$0.39	$(0.12)
Diluted	$(0.03)	$(0.06)	$0.12	$(0.12)
Weighted average shares:
Basic	77,603,622	64,860,000	70,437,299	60,461,176
Diluted	77,603,622	64,860,000	232,791,207	60,461,176

(1)	Represents results of operations for the period from May 5, 2017 (inception) to January 31, 2018.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended January 31,
	2019	2018 (1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$27,442,271	$(6,976,438)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	54,760	800
Stock-based compensation expense	3,286,831	1,308,948
Amortization of debt discount	1,066,612	183,300
Loss on prepayment of convertible notes	123,435	-
Loss on impairment of investment	82,320	-
Change in fair value of derivative liabilities	(29,884,545)	4,577,965
Changes in operating assets and liabilities:
Accounts receivable	(3,515,730)	(366,269)
Inventory	(1,534,779)	(91,755)
Other current assets	(1,329,537)	(296,233)
Security deposits	(21,615)	-
Accounts payable	278,277	371,627
Accrued and other liabilities	4,778,102	131,663
Net Cash Provided by (Used in) Operating Activities	826,402	(1,156,392)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property and equipment	(203,425)	(43,111)
Cash from acquisition of subsidiaries	-	57,605
Cash paid for investments	(20,000)	(15,000)
Net Cash Used in Investing Activities	(223,425)	(506)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable	325,000	594,000
Repayment of convertible notes payable	(604,435)	(101,000)
Proceeds from promissory notes payable	3,189,000	-
Repayment of promissory notes payable	(1,435,403)	(15,000)
Proceeds from issuance of Series C Convertible preferred stock	40,000	853,500
Proceeds from issuance of common stock	119,647	-
Due to related parties	(101,376)	849
Net Cash Provided by Financing Activities	1,532,433	1,332,349

Increase in cash and cash equivalents	2,135,410	175,451
Cash and cash equivalents, beginning of period	768,268	-
Cash and cash equivalents, end of period	$2,903,678	$175,451

Supplemental cash flow information
Cash paid for interest	$330,365	$43,475
Cash paid for taxes	$-	$-
Supplemented disclosure of non-cash investing and financing activities:
Series A Convertible Preferred Stock issued for acquisitions	$1,875,000	$2,282,188
Derivative liability recognized as debt discount	325,000	$594,000
Common Stock repurchased in exchange for promissory note	300,000	-
Payable for equity investments	$24,907	$75,000

(1)	Represents cash flows for the period from May 5, 2017 (inception) to January 31, 2018.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Class A and Class B Common Stock		Additional		Shares
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Paid in Capital	Subscription Receivable	to be Issued	Accumulated Deficit	Total

Balance – April 30, 2018	86,694,540	8,669	10,000,000	1,000	3,950,000	395	66,170,000	6,617	25,423,589	(114,405)	196,500	(54,535.258)	(29,012,893)
Preferred shares issued for equity investments	7,500,000	750	-	-	-	-	-	-	1,874,250	-	-	-	1,875,000
Common stock issued for cash	-	-	-	-	-	-	870,000	87	217,413	-	(215,000)	-	2,500
Preferred stock issued for cash	-	-	-	-	170,000	17	-	-	42,483	-	(2,500)	-	40,000
Common stock issued for professional services	-	-	-	-	-	-	246,384	25	72,975	-	2,000	-	75,000
Common share subscriptions received in advance	-	-	-	-	-	-	-	-	-	-	40,000	-	40,000
Warrants for common stock issued	-	-	-	-	-	-	-	-	(258,132)	-	-	-	(258,132)
Reclassification of derivative	-	-	-	-	-	-	-	-	1,187,242	-	-	-	1,187,242
Conversions of preferred stock	(51,315,790)	(5,131)	-	-	-	-	51,315,790	5,131	-	-	-	-	-
Conversion of promissory note	-	-	-	-	-	-	1,200,000	120	5,880	-	-	-	6,000
Repurchase and retirement of common stock, at cost	-	-	-	-	-	-	(30,000,000)	(3,000)	(297,000)	-	-	-	(300,000)
Stock-based compensation expense									3,286,831				3,286,831
Stock warrants exercised	-	-	-	-	-	-	18,470,620	1,847	-	-	-	-	1,847
Stock-options exercised	-	-	-	-	-	-	3,000,000	300	-	-	-	-	300
Net earnings	-	-	-	-	-	-	-	-	-	-	-	27,442,271	27,442,271
Balance – January 31, 2019	42,878,750	4,288	10,000,000	1,000	4,120,000	412	111,272,794	11,127	31,555,531	(114,405)	21,000	(27,092,987)	4,385,966

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 –DESCRIPTION OF OPERATIONS AND BASIS OF PRESENTATION

Sharing Services Global Corporation (formerly Sharing Services, Inc.) was originally formed to develop and market a taxi-ride sharing website and application (“web app”). Beginning in February 2017, the Company expanded its business model to also offer a wide range of travel and technology management and other products and services. In addition, in December 2017, the Company launched its Elevate product line. Elevate, are Nutraceutical products developed and owned by Elevacity Global LLC, a wholly-owned subsidiary of the Company. The Company uses a direct-selling model. As part of its growth strategy, the Company has completed several strategic acquisitions and purchases of equity interests in certain companies, as more fully discussed in our Annual Report on Form 10-K for the period from May 5, 2017 (inception) to April 30, 2018.

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

Corporate Name Change

As the Company announced earlier, on January 14, 2019, Sharing Services, Inc. filed with the Nevada Secretary of State an amendment to its Articles of Incorporation (the “Amendment”), which became effective upon the filing date. The Amendment had the sole effect of changing the Company’s name to Sharing Services Global Corporation. The Company believes the new corporate name more closely reflects the Company’s strategic intent to grow its business both inside and outside the United States. The Amendment was approved by a vote of the Company’s shareholders on January 11, 2019, and by the Company’s Board of Directors.

Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and settle its liabilities in the ordinary course of its business for the foreseeable future. The Company is an emerging growth company and, prior to its fiscal quarter ended October 31, 2018, had not generated positive cash flows from operations. In addition, prior to its fiscal quarter ended January 31, 2018, the Company had virtually no sales. Historically, the Company has funded its working capital needs (including its inventory needs) and acquisitions primarily with capital transactions and with unsecured debt, including the issuance of convertible notes and short-term borrowings under financing arrangements. The Company intends to continue to raise capital and use secured and unsecured debt, including the issuance of convertible notes and short-term borrowings under financing arrangements, from time to time as needed to fund its working capital needs and its growth.

The Company’s direct sales and social media marketing initiatives are intended to promote its products and services and to drive long-term sales growth. There can be no assurance about the success of the Company’s growth initiatives and, accordingly, this raises reasonable doubt as to the Company’s ability to continue as a going concern. The Company believes it will be able to fund its working capital needs for the next 12 months with unsecured borrowings, including the issuance of convertible notes and short-term borrowings under financing arrangements, capital transactions and, cash from operations.

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

Reclassifications

Certain reclassifications have been made to the prior year data to conform with the current period’s presentation.

Revenue Recognition

As discussed below, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, using the cumulative effect transition method, effective May 1, 2018. The Company derives revenue from the sale of health and wellness, energy, technology, insurance, training, media and travel products and services. The Company receives sales orders online and through its “back-office” operations, which creates a contract and determines the transaction price. The Company recognizes revenue upon satisfaction of its performance obligation when it transfers control of the promised goods and services to the customer. With respect to products and services sold, the performance obligation is satisfied upon shipment of the product and delivery of the service to the customer. With respect to subscription-based services, including Elepreneur membership fees, the performance obligation is satisfied over time (generally one year or less). The timing of revenue recognition may differ from the time when we invoice and/or collect payment under the contract. Deferred sales revenue associated with our performance obligation for customers’ right of return was $260,490 at January 31, 2019, net of potential restocking fees of $0, and was reported in accrued and other liabilities on our consolidated balance sheets. Deferred revenue associated with our performance obligation for services offered on a subscription basis was $530,538 at January 31, 2019, is expected to be recognized over one year and was reported in accrued and other liabilities on our consolidated balance sheets.

No individual customer, or related group of customers, represents 10% or more of our consolidated net sales and over 96% of our consolidated net sales are from sales to customers located in the United States. For the three months ended January 31, 2019, approximately 97% of our consolidated net sales are from the sale of our Elevate product line (including approximately 28% from the sales of coffee and coffee-related products and approximately 39% from the sale of our Nutraceutical products). In addition, for the nine months ended January 31, 2019, approximately 97% of our consolidated net sales are from the sale of our Elevate product line (including approximately 30% from the sales of coffee and coffee-related products and approximately 35% from the sale of our Nutraceutical products). In addition, for both the three and nine months ended January 31, 2019, product purchases from one supplier accounted for approximately 95% of total purchases.

Sales Commissions

The Company recognizes sales commission expense when incurred. During the three and nine months ended January 31, 2019, sales commission expense, which is included in selling and marketing expenses in our consolidated statements of operations, was $12.7 million and $26.3 million, respectively. During both the three months ended January 31, 2018 and the period from May 5, 2017 (inception) to January 31, 2018, sales commission expense was $387,361.

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

Accounting Changes

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. A core principle of the new guidance is that an entity should measure revenue in connection with its sale of goods and services to a customer based on the consideration to which the entity expects to be entitled in exchange for each of those goods and services. The new standard required adoption using either the retrospective or cumulative effect transition method. For public companies, this amendment was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. As required, the Company adopted ASU No. 2014-09, using the cumulative effect transition method, effective May 1, 2018 and its adoption did not have a material impact on its consolidated financial statements and business.

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

Historically, our sales returns have been approximately 2-3% of our consolidated net sales and our subscription-based revenues have been 1% of our consolidated net sales. The Company is an emerging growth company with limited sales history. Going forward, the Company will continue to monitor its sales returns history and its sales of subscription-based services, and the Company will continue to recognize revenue in proportion to the documented pattern of satisfaction by the Company of such customer rights. Further, the Company will provide the added disclosures required by ASU No. 2014-09 when material.

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

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases, which will require lessees to report on their balance sheets a right-of-use asset and a lease liability in connection with most lease agreements classified as operating leases under the prior guidance. Under the new guidance, the lease liability must be measured initially based on the present value of future lease payments, subject to certain conditions. The right-of-use asset must be measured initially based on the amount of the liability, plus certain initial direct costs. The new guidance further requires that leases be classified at inception as either (a) operating leases or (b) finance leases. For operating leases, periodic expense will generally be flat (straight-line) throughout the life of the lease. For finance leases, periodic expense will decline (similar to capital leases under prior rules) over the life of the lease. The new standard, as amended, must be adopted using a modified retrospective transition method. For public companies, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. We have not yet adopted this accounting pronouncement and are currently evaluating the potential impact this standard may have on our consolidated financial position and consolidated results of operations.

NOTE 3 – FAIR VALUE MEASURENTS OF FINANCIAL INSTRUMENTS

Our financial instruments consist of cash equivalents, trade accounts receivable, accounts payable, notes payable and derivative liabilities. The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these financial instruments.

There were no transfers between the levels of the fair value hierarchy established by ASC Topic 820, Fair Value Measurement, as amended, during the periods covered by the accompanying consolidated financial statements.

Consistent with the valuation hierarchy referred to above, we categorized certain of our financial assets and liabilities as follows:

	January 31, 2019
	Total	Level 1	Level 2	Level 3
Assets
Investment in unconsolidated entities	$4,652,188	$-	$-	$4,652,188
Total assets	$4,652,188	$-	$-	$4,652,188
Liabilities	$-	$-	$-	$-

	April 30, 2018
	Total	Level 1	Level 2	Level 3
Assets
Investment in unconsolidated entities	$2,757,188	$-	$-	$2,757,188
Total assets	$2,757,188	$-	$-	$2,757,188
Liabilities
Derivative liabilities	30,172,153	-	35,000	30,137,153
Total liabilities	$30,172,153	$-	$35,000	$30,137,153

NOTE 4 – EARNINGS (LOSS) PER SHARE

We calculate basic earnings (loss) per share by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share is calculated similarly but reflects the potential impact of outstanding stock options, stock warrants and other commitments to issue common stock, including shares issuable upon the conversion of convertible notes outstanding, except where the impact would be anti-dilutive. Please see Note 15 below for information about changes in the number of common shares our common stock and preferred stock outstanding.

The following table sets forth the computations of basic and diluted earnings (loss) per share:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2019	2018	2019	2018 (1)
Net earnings (loss)	$(2,617,723)	$(3,599,055)	$27,442,271	$(6,976,438)
Weighted average basic shares	77,603,622	64,860,000	70,437,299	60,461,176
Dilutive securities:
Convertible preferred stock	-	-	101,879,204	-
Convertible notes	-	-	54,825,175	-
Stock options and warrants	-	-	5,649,529	-
Weighted average diluted shares	77,603,622	64,860,000	232,791,207	60,461,176
Earnings (loss) per share:
Basic	$(0.03)	$(0.06)	$0.39	$(0.12)
Diluted	$(0.03)	$(0.06)	$0.12	$(0.12)

(1)	Represents data for the period from May 5, 2017 (inception) to January 31, 2018.

The dilutive or potentially dilutive instruments outstanding as of January 31, 2019 and 2018, were as follows:

	As of January 31,
	2019	2018
Stock warrants	2,513,333	333,333
Convertible notes	89,186,267	31,089,702
Convertible Preferred Stock	56,998,750	101,874,540
Total potential incremental shares	148,698,350	133,297,575

NOTE 5 – ACCOUNTS RECEIVABLE

At January 31, 2019 and April 30, 2018, accounts receivable includes amounts receivable from credit card processors of $4,669,752 and $1,556,471, respectively.

NOTE 6 – OTHER CURRENT ASSETS

At January 31, 2019 and April 30, 2018, other current assets include deposits under product supply agreements of $746,425 and $210,287, respectively, prepaid expenses of $695,273 and $26,700, respectively, mainly in connection with marketing events and prepayments to vendors for products and services purchased on an annual basis and, at January 31, 2019, amounts receivable from a former employee of $198,824.

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at January 31, 2019 and April 30, 2018:

	January 31, 2019	April 30, 2018
Furniture and fixtures	$161,768	$84,289
Office equipment	19,810	18,102
Computer equipment and software	63,131	15,039
Leasehold improvements	66,304	11,888
Total property and equipment	311,013	129,318
Accumulated depreciation and amortization	(62,743)	(10,853)
Property and equipment, net	$248,270	$118,465

Depreciation and amortization expense was $54,760 for the nine months ended January 31, 2019, and $800 for the period from May 5, 2017 (inception) to January 31, 2018.

NOTE 8 – INVESTMENTS IN UNCONSOLIDATED ENTITIES

The Company made these investments consistent with its strategy to grow its business organically and by making strategic acquisitions of businesses and technologies that augment its products portfolio. Specifically, each of these investees own and market products that fit the Company’s direct selling model and add to its products portfolio. However, the Company does not, directly or indirectly, hold a controlling financial interest in any of these investees, as the phrase “controlling financial interest” is defined in GAAP. Thus, the Company does not report these investees on a consolidated basis. In addition, the Company does not exert influence over the operations or policies of the investees. For example, the Company’s officers, directors, and management are not involved in the operations or policies of the investees. Accordingly, the Company accounts for its investment in these investees on the cost basis.

212 Technologies, LLC

In May 2017, the Company entered into a Stakeholder and Investment Agreement pursuant to which it acquired a 24% interest in 212 Technologies, LLC (“212 Tech”), a Montana limited liability company, in exchange for 5,628,750 shares of its Series A Convertible Preferred Stock with a deemed value of $0.25 per share, or $1,407,188, and $100,000 in cash. 212 Tech is a developer of end-to-end online marketing and direct sales software systems. In connection therewith, the Company received a non-exclusive, non-royalty bearing, perpetual, worldwide license of certain intellectual property rights of 212 Tech.

Under the terms of the Stakeholder and Investment Agreement, the Company has the option to acquire an additional 24% interest in 212 Tech at a future date in exchange for an additional 10,000,000 shares of the Company’s Series A Convertible Preferred Stock, when both of the following conditions have been met: (i) one year has passed from the Closing Date; and (ii) the closing price of the Company’s common stock equals or exceeds $10.00 per share, as reported by OTC Markets.

561 LLC

On October 4, 2017, the Company entered into a Share Exchange Agreement pursuant to which it acquired a 25% interest in 561 LLC in exchange for 2,500,000 shares of its Series A Convertible Preferred Stock with a deemed value of $0.25 per share, or $625,000, issued in four equal instalments over time. Under the terms of the Share Exchange Agreement, in May 2018, the Company increased its cumulative equity interest in 561 LLC to 40% in exchange for 2,500,000 shares of its Series A Convertible Preferred Stock. As of January 31, 2019, the Company had issued 5,000,000 shares of its Series A Convertible Preferred Stock (with a deemed value of $1,250,000) in connection with its acquisition of 561 LLC.

Under the terms of the Share Exchange Agreement, the sellers shall be entitled to an additional 2,500,000 shares of the Company’s Series A Convertible Preferred Stock when both of the following conditions have been met: (a) one year has passed from the Closing Date and (b) the closing bid price of the Company’s common stock equals or exceeds $5.00 per share, as reported by OTC Markets.

America Approved Commercial LLC

On October 4, 2017, the Company entered into a Share Exchange Agreement pursuant to which it acquired a 25% interest in America Approved Commercial LLC (“AAC”) in exchange for 2,500,000 shares of our Series A Convertible Preferred Stock with a deemed value of $0.25 per share, or $625,000. Under the terms of the Share Exchange Agreement, in May 2018, the Company increased its cumulative equity interest in AAC to 40% in exchange for 2,500,000 shares of its Series A Convertible Preferred Stock. As of January 31, 2019, the Company had issued 5,000,000 shares of its Series A Convertible Preferred Stock (with a deemed value of $1,250,000) in connection with its acquisition of AAC.

Under the terms of the Share Exchange Agreement, the sellers shall be entitled to an additional 2,500,000 shares of the Company’s Series A Convertible Preferred Stock when both of the following conditions have been met: (a) one year has passed from the Closing Date and (b) the closing bid price of the Company’s common stock equals or exceeds $5.00 per share, as reported by OTC Markets.

Medical Smart Care LLC

On October 4, 2017, the Company entered into a Share Exchange Agreement pursuant to which it acquired a 40% interest in Medical Smart Care LLC (“Smart Care”) in exchange for 1,000,000 shares of its Series A Preferred Stock with a deemed value of $0.25 per share, or $250,000, in four equal installments over time. As of January 31, 2019, the Company had issued 1,000,000 shares of its Series A Convertible Preferred Stock (with a deemed value of $250,000) in connection with the acquisition of Smart Care.

LEH Insurance Group LLC

On October 4, 2017, the Company entered into a Share Exchange Agreement pursuant to which it acquired a 40% interest in LEH Insurance Group LLC (“LEHIG”) in exchange for 500,000 shares of its Series A Preferred Stock with a deemed value of $0.25 per share, or $125,000. Under the terms of the Share Exchange Agreement, the sellers would be entitled to an additional 500,000 shares of the Company’s Series A Preferred Stock if/when the following condition had been met: prior to December 31, 2018, if LEHIG had booked contracts representing insurance premiums of no less than $500,000. In October 2018, upon LEHIG meeting this condition, the Company issued an additional 500,000 shares of its Series A Preferred Stock to the sellers. In addition, under the terms of the Share Exchange Agreement, the sellers would be entitled to an additional 500,000 shares of the Company’s Series A Preferred Stock when the following additional condition has been met: prior to December 31, 2018, LEHIG has booked contracts representing insurance premiums of no less than $1,000,000. In December 2018, upon LEHIG meeting this condition, the Company issued an additional 500,000 shares of its Series A Preferred Stock to the sellers. As of January 31, 2019, the Company had issued 1,500,000 shares of its Series A Convertible Preferred Stock (with a deemed value of $375,000) in connection with the acquisition of LEHIG.

NOTE 9 - NOTES PAYABLE

At January 31, 2019 and April 30, 2018, notes payable, consisting of short-term borrowings under financing arrangements with third-party institutions, in the aggregate, were $1,824,597 and $35,000, respectively, net of unamortized debt discount of $274,878 at January 31, 2019. Borrowings under the financing arrangements are generally secured by a lien on the Company’s accounts receivable, inventory and property and equipment to the extent of such borrowings outstanding at any point in time. Generally, a lender’s security interest terminates upon settlement of the Company’s obligation under each respective financing arrangement.

In May 2018, the Company entered into an agreement with Global Payroll Gateway (“GPG”) pursuant to which GPG provides certain wholesale merchant services to the Company and its subsidiaries. In connection with the agreement, in May 2018, GPG granted Sharing Services an interest-free loan in the amount of $500,000 and, in August 2018, GPG granted Sharing Services an interest-free loan in the amount of $500,000. As of January 31, 2019, borrowings under the GPG loans had been paid in full.

On November 2, 2018, the Company entered into a financing agreement with Funders Cloud LLC, d/b/a Syndimate (“Syndimate”), pursuant to which the Company agreed to sell to Syndimate certain future trade receipts in the aggregate amount of $330,000. Net proceeds from this transaction were $239,000 and were net of an initial financing fee of $11,000 and applicable financing costs, calculated at an annual percentage rate (“APR”) of 86%. Under the terms of the agreement, borrowings are payable in equal daily installments of approximately $2,063 over a term of approximately five and one-half months. At January 31, 2019, the unpaid balance remaining under the loan was $178,404, net of unamortized debt discount of $36,096.

On November 27, 2018, the Company entered into a financing agreement with Libertas Funding LLC (“Libertas”) pursuant to which the Company agreed to sell to Libertas certain future trade receipts in the aggregate amount of $635,000. Net proceeds from this transaction were $490,000 and were net of an initial financing fee of $10,000 and applicable financing costs, calculated at an APR of 76%. Under the terms of the agreement, borrowings are payable in equal daily installments to Libertas of approximately $4,320, subject to change at the Company’s discretion, over a term of approximately five months. At January 31, 2019, the unpaid balance remaining under the loan was $381,408, net of unamortized debt discount of $72,164.

On November 30, 2018, the “Company entered into a financing agreement with eMerchant Advance LLC (“eMerchant”) pursuant to which the Company agreed to sell to eMerchant certain future trade receipts in the aggregate amount of $635,000. Net proceeds from this transaction were $485,000 and were net of an initial financing fee of $15,000 and applicable financing costs, calculated at an APR of 76%. Under the terms of the agreement, borrowings are payable in equal daily installments to eMerchant of approximately $4,320, subject to change at the Company’s discretion, over a term of approximately five months. At January 31, 2019, the unpaid balance remaining under the loan was $399,400, net of unamortized debt discount of $80,080.

On December 11, 2018, the Company entered into a Loan Agreement and Promissory Note (“loan agreement”) with GPG pursuant to which the Company borrowed the principal amount of $1,000,000. Borrowings under the loan agreement bear interest at 10% per annum and are payable in 51 equal weekly installments of $21,153.85 and a final installment of $21,153.65, with all amounts due and payable by December 11, 2019. Borrowings are pre-payable without penalty, at the option of the Company. At January 31, 2019, the unpaid balance remaining under the loan was $865,385, net of unamortized debt discount of $86,538.

NOTE 10 - ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consist of the following as of January 31, 2019 and April 30, 2018:

	January 31, 2019	April 30, 2018
Deferred sales revenues	$1,554,912	$1,096,180
State and local taxes payable	563,127	5,114
Accrued shipping and freight	283,102	-
Accrued interest payable	128,392	34,644
Accrued investments payable	69,907	45,000
Other operational accruals	328,316	317,388
	$2,927,756	$1,498,326

Accrued sales commissions consist of commissions and certain bonuses earned by the Company’s independent sales representatives of the Company in accordance with the Company’s compensation plan.

Deferred sales revenues are comprised of product sales billed but not shipped the balance sheet date, the unearned portion of various annual memberships and other products sold on an annual basis, and other amounts associated with unsettled performance obligations arising from contracts with customers.

NOTE 11 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following as of January 31, 2019 and April 30, 2018:

Issuance Date	Maturity Date	Conversion Price (per share)	January 31, 2019	April 30, 2018
September 2017	March 2018	$0.005	$9,000	$15,000
October 2017	October 2022	$0.15	50,000	50,000
November 2017	November 2018	Variable	-	50,000
November 2017	May 2018	$0.0025	5,000	5,000
December 2017	September 2018	Variable	-	100,000
January 2018	January 2019	$0.0025	250,000	250,000
February 2018	February 2019	$0.0025	250,000	250,000
March 2018	March 2019	$0.01	250,000	250,000
April 2018	April 2019	$0.01	100,000	100,000
Total convertible notes payable			914,000	1,070,000
Less: debt discount and deferred financing fees			(92,213)	(816,825)
			821,787	253,175
Less: current portion of convertible notes payable			808,657	247,602
Long-term convertible notes payable			$13,130	$5,573

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

On September 12, 2018, the Company paid $54,997 (including accrued but unpaid interest of $4,997) to settle in full a convertible note in the principal amount of $50,000. In connection therewith, the Company recognized a gain of $34,771 resulting from the change in the fair value of this derivative liability.

On October 31, 2018 the Company paid $433,503 (including accrued but unpaid interest of $15,802) to settle in full two convertible notes in the aggregate principal amount of $331,000. In connection therewith, the Company recorded prepayment penalties of $86,701 and recognized a gain of $681,909 resulting from the change in the fair value of the related derivative liabilities.

In November 2018, a holder of a convertible note in the principal amount of $15,000 converted $6,000 of outstanding principal into 1,200,000 shares of the Company’s common stock.

At January 31, 2019, convertible notes payable consisted of notes in the aggregate amount of $864,000 held by RB Capital Partners, Inc. and a note of $50,000 held by another lender.

During the three months ended January 31, 2019 and 2018, total interest expense was $213,791 and $118,229, respectively, including amortization of debt discount of $221,599 and $92,791, respectively. During the nine months ended January 31, 2019 and the period from May 5, 2017 (inception) to January 31, 2018, total interest expense was $1,465,770 and $241,424, respectively, including amortization of debt discount of $1,066,611 and $183,300, respectively, as discussed above.

NOTE 12 - DERIVATIVE LIABILITIES

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

During the fiscal quarter ended October 31, 2018, the Company repaid the convertible notes with a variable conversion rate, a conversion rate tied to the market price of the Company’s common stock. The convertible notes and warrants outstanding at January 31, 2019 have a fixed conversion rate and, accordingly, the number of shares issuable upon conversion is determinable with certainty. As a result, the Company has recognized a decrease in its derivative liability resulting in the beneficial conversion feature associated with the remaining convertible notes and warrants of $1,187,242 (recognized as an increase to additional paid-in capital) and a gain on fair value of derivatives liabilities of $20,015,840.

The following weighted-average assumptions were used when valuing our derivative liabilities:

	Nine months ended January 31, 2019	Period from May 5, 2017 (Inception) to January 31, 2018
Expected term (in years)	1.0-5.0	0.22 – 4.93
Expected average volatility	107% - 237%	102% - 343%
Expected dividend yield	-	-
Risk-free interest rate	1.65% - 2.96%	1.31% - 2.52%

The following table summarizes the changes in the derivative liabilities included in our consolidated balance sheet for the nine months ended January 31, 2019:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance – April 30, 2018	$30,488,655
Addition of new derivatives recognized as debt discounts	325,000
Other addition of new derivatives	679,032
Reclassification of derivatives due to tainted instruments	258,132
Change in fair value of the derivative	(10,547,737)
Reclassification of derivative to additional paid-in capital	(1,187,242)
Change in derivative liabilities recognized as gain on derivative	(20,015,840)
Balance - January 31, 2019	$-

The following table summarizes the (loss) gain on derivative liability included in our consolidated statement of operation for the nine months ended January 31, 2019 and the period from May 5, 2017 (inception) to January 31, 2018:

	Nine months ended January 31, 2019	Period from May 5, 2017 (Inception) to January 31, 2018
Day-one loss due to derivative liabilities on convertible notes payable and warrants	$(679,032)	$(6,840,064)
Change in derivative liabilities	20,015,840	-
Gain from marked-to-market adjustments	10,547,737	2,262,099
Net gain (loss) on change in fair value of derivative liabilities	$29,884,545	$(4,577,965)

NOTE 13 – INCOME TAXES

The Company is an emerging growth company and, prior to its fiscal quarter ended October 31, 2018, had not generated pre-tax earnings or taxable earnings from its operations. In addition, during the its fiscal quarter ended January 31, 2019, the Company generated a pre-tax loss of $2.6 million. As of the date herein, the ability of the Company to consistently generate future pre-tax earnings or taxable earnings remains uncertain. Accordingly, the Company has not recorded a provision for income taxes in its consolidated financial statements for the periods covered by this quarterly report.

NOTE 14 - RELATED PARTY TRANSACTIONS

Alchemist Holdings, LLC

In connection with the Company’s acquisition of Total Travel Media in May 2017, the Company issued 7,500,000 shares of its Series B Preferred Stock and 7,500,000 shares of its Common Stock Class B to Alchemist Holdings, LLC (“Alchemist”), the Company’s largest stockholder. In connection with the Company’s acquisition of Four Oceans, the Company issued also 50,000,000 shares of its Series A Preferred Stock to Alchemist. Please see Note 1 of Notes to the Consolidated Financial Statements included in ITEM 8 – “Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the period from May 5, 2017 (inception) to April 30,2018, for more details about the acquisitions of Total Travel Media and Four Oceans; and Note 15 below.

In March 2017, the Company entered into a Consultancy and Marketing Agreement with Alchemist pursuant to which Alchemist provides marketing and consulting services, tools, websites, video production, and event management services to the Company. The Agreement may be terminated by the Company, by giving 14 calendar days written notice of such termination. During the nine months ended January 31, 2019, the Company did not incur consulting fees or expenses pursuant to this agreement.

As disclosed by the Company earlier, on December 21, 2018, the Company repurchased (and later retired) 30,000,000 shares of its common stock from Foshan City Shunde District Cheering Garden Tools Co., LTD. In connection with the share repurchase, Alchemist assisted the Company in negotiating with the selling stockholder and remitted the purchase price on behalf of the Company. On December 21, 2018, the Company issued a promissory note in favor of Alchemist for $300,000 in connection with the share repurchase. The note is non-interest bearing and is due on demand.

Bear Bull Market Dividends, Inc.

In connection with the Company’s acquisition of Total Travel Media in May 2017, the Company issued 2,500,000 shares of its Series B Preferred Stock and 2,500,000 shares of its Common Stock Class B to Bear Bull, a significant shareholder of Sharing Services. In connection with the Company’s acquisition of Four Oceans, the Company also issued 20,000,000 shares of its Series A Preferred Stock to Bear Bull and 5,000,000 shares to another shareholder.

NOTE 15 - STOCKHOLDERS’ EQUITY (DEFICIT)

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

In October 2018, the Company issued 500,000 shares and, in December 2018, the Company issued 500,000 shares of its Series A Convertible Preferred Stock in connection with its previously disclosed acquisition of a 40% equity interest in LEH Insurance Group LLC.

In December 2018, holders 1,315,790 shares of the Company’s Series A Preferred Stock converted such holdings into shares of the Company’s common stock, and, in January 2019, Alchemist converted 50,000,000 shares of the Company’s Series A Preferred Stock into shares of the Company’s common stock. Please see Note 14 for more information about Alchemist.

As of January 31, 2019, there were 42,878,750 shares of our Series A Convertible Preferred Stock issued and outstanding.

Series B Convertible Preferred Stock

As of January 31, 2019, there were 10,000,000 shares of our Series B Preferred Stock issued and outstanding.

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

As of January 31, 2019, there were 4,120,000 shares of our Series C Preferred Stock issued and outstanding.

Common Stock

In July 2018, the Company issued 600,000 stock subscription units at a price of $0.25 per unit, for total proceeds of $150,000, in connection with stock subscription agreements, including 160,000 shares in connection with subscription agreements entered into after April 30, 2018. Each unit consists of 600,000 shares of its Class A Common Stock and 600,000 warrants to purchase up to an additional 600,000 shares of Class A Common Stock. In August 2018, the Company issued 210,000 stock subscription units at a price of $0.25 per unit, for total proceeds of $52,500, in connection with stock subscription agreements entered into prior to April 30, 2018. Each unit consists of 210,000 shares of its Class A Common Stock and 210,000 warrants to purchase up to an additional 210,000 shares of Class A Common Stock. In addition, in October 2018 and November 2018, in the aggregate, the Company issued 80,000 stock subscription units at a price of $0.25 per unit, for total proceeds of $20,000, in connection with stock subscription agreements entered into prior to April 30, 2018. Each unit consists of a share of the Company’s Class A Common Stock and a warrant to purchase an additional share of its Class A Common Stock (whereas the number of shares issuable upon conversion is fixed).The warrants described in this paragraph are fully exercisable, have a term of five years and an exercise price equal to 50% of the average of the closing bid price for the Company’s common stock for the 20-day trading period prior to conversion of the warrants.

In the nine months ended January 31, 2019, the Company also issued 226,384 shares of its Class A Common Stock, in exchange for professional services valued at $63,000.

In October 2018, an executive officer exercised stock warrants (granted in conjunction with his employment agreement disclosed previously) to purchase 5,000,000 shares of our Series A Convertible Preferred Stock (convertible into 5,000,000 shares of our Class A Common Stock), at an exercise price of $0.0001 per share, and another executive officer exercised stock options (granted in conjunction with his employment agreement disclosed previously) to purchase 3,000,000 shares of our Series A Convertible Preferred Stock (convertible into 3,000,000 shares of our Class A Common Stock), at an exercise price of $0.0001 per share. Upon exercise, all the shares of our Series A Convertible Preferred Stock were converted into shares of our Class A Common Stock.

In November 2018, the holder of a convertible note in the principal amount of $15,000 converted $6,000 of outstanding note principal into 1,200,000 shares of the Company’s common stock, and the holder of 65,790 shares of the Company’s Series A Preferred Stock converted such holding into shares of the Company’s common stock.

As further discussed above, in December 2018, the Company repurchased (and later retired) 30,000,000 shares of its common stock from Foshan City Shunde District Cheering Garden Tools Co., LTD. In connection with the share repurchase, Alchemist assisted the Company in negotiating with the selling stockholder and remitted the purchase price on behalf of the Company. In addition, in December 2018, holders of 1,250,000 shares of the Company’s Series A Convertible Preferred Stock converted such holdings into shares of the Company’s common stock.

In January 2019, Alchemist converted 50,000,000 shares of the Company’s Series A Convertible Preferred Stock into shares of the Company’s common stock. In addition, in January 2019, an executive officer of the Company exercised stock warrants (granted in January 2019 in conjunction with his employment agreement previously disclosed) to purchase 13,470,620 shares of the Company’s Series A Convertible Preferred Stock (convertible into 13,470,620 shares of our Class A Common Stock), at an exercise price of $0.0001 per share. Upon exercise, the newly-issued shares of our Series A Convertible Preferred Stock were converted into shares of our common stock.

As of January 31, 2019, there were 101,272,794 shares of our Class A common stock and 10,000,000 shares of our Class B common stock issued and outstanding.

Shares Subscribed

During the nine months ended January 31, 2019, the Company received stock subscriptions for its Class A common stock in the total amount of $40,000. There were no underwriting discounts or commissions involved in connection with these stock subscriptions.

Stock Warrants

The following table summarizes certain information relating to outstanding and exercisable warrants as of January 31, 2019:

Warrants Outstanding			Warrants Exercisable
Number of Shares	Weighted Average Remaining Contractual life (in years) (1)	Weighted Average Exercise Price (1)	Number of Shares	Weighted Average Exercise Price (1)
2,180,000	4.3	$0.22	2,180,000	$0.22
333,333	3.7	$0.15	333,333	$0.15

(1)	Between April 2018 and January 2019, in conjunction with the sale, in the aggregate, of 2,180,000 shares of its common stock pursuant to stock subscription agreements, the Company granted warrants to purchase up to 2,180,000 shares of its common stock at a price determined by the average trading price per share of the Company common stock.

The following table summarizes the activity relating to the Company’s warrants during the nine months ended January 31, 2019:

	Number of Warrants	Weighted Average Exercise Price (1)	Weighted Average Remaining Term (1)
Outstanding at April 30, 2018	6,643,333	$0.08	4.7
Granted	14,340,620	0.21	4.3
Exercised	(18,470,620)	0.0001	-
Expired	-	-	-
Outstanding at January 31, 2019	2,513,333	$0.21	4.2

(1)	In October 2018, an executive officer of the Company exercised warrants (granted in March 2018 in connection with his employment agreement disclosed previously) to purchase 5,000,000 shares of the Company’s Series A Convertible Preferred Stock at the exercise price of $0.0001. Between April 2018 and January 2019, in conjunction with the sale, in the aggregate, of 2,180,000 shares of its common stock pursuant to stock subscription agreements, the Company granted warrants to purchase up to 2,180,000 shares of its common stock at a price determined by the average trading price per share of the Company common stock. In January 2019. an executive officer of the Company exercised warrants (granted in January 2019 in connection with his employment agreement disclosed previously) to purchase 13,470,620 shares of the Company’s Series A Convertible Preferred Stock at the exercise price of $0.0001.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

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

Acquisition-related Commitments

In May 2018, Legacy Direct Global, LLC. (“Legacy Direct Global”), a Texas limited liability company and a wholly-owned subsidiary of Sharing Services, Sharing Services, and Legacy Direct, LLC. (the “Seller”) entered into an agreement pursuant to which Legacy Direct Global agreed to acquire certain assets and operational businesses and to assume certain liabilities of the Seller (the “Agreement”). In December 2018, the Company and Legacy Direct, LLC agreed to terminate the Agreement.

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

Other Contingencies

In October 2017, the Company entered into a Share Exchange Agreement pursuant to which it acquired a 25% equity interest in 561 LLC. Pursuant to the terms of the Share Exchange Agreement, in May 2018, the Company increased its cumulative equity interest in 561 LLC to 40% in exchange for 2,500,000 shares of its Series A Convertible Preferred Stock. Under the terms of the Share Exchange Agreement, the sellers shall be entitled to an additional 2,500,000 shares of our Series A Convertible Preferred Stock when both of the following conditions have been met: (a) one year has passed from the Closing Date and (b) the closing bid price of the Company’s common stock equals or exceeds $5.00 per share, as reported by OTC Markets. In accordance with GAAP, the Company has not recorded a liability in connection with this contingency.

In October 2017, the Company entered into a Share Exchange Agreement pursuant to which it acquired a 25% equity interest in America Approved Commercial LLC (“AAC”). Pursuant to the terms of the Share Exchange Agreement, in May 2018, the Company increased its cumulative equity interest in AAC to 40% in exchange for 2,500,000 shares of its Series A Convertible Preferred Stock. Under the terms of the Share Exchange Agreement, the sellers shall be entitled to an additional 2,500,000 shares of the Company’s Series A Preferred Stock when both of the following conditions have been met: (a) one year has passed from the Closing Date and (b) the closing bid price of the Company’s common stock equals or exceeds $5.00 per share, as reported by OTC Markets. In accordance with GAAP, the Company has not recorded a liability in connection with this contingency.

NOTE 17 - SUBSEQUENT EVENTS

Issuances of Stock Warrants

On February 8, 2019, the Company issued fully vested stock warrants to purchase up to an aggregate of 5.0 million shares of the Company’s common stock to a number of independent sales representatives, which it refers to as Elepreneurs. The stock warrants expire two years from the issuance date and are exercisable at $0.25 per share.

On February 20, 2019, the Company issued fully vested stock warrants to purchase up to an aggregate of 4.4 million shares of the Company’s common stock to a number of independent sales representatives, which it refers to as Elepreneurs. The stock warrants expire two years from the issuance date and are exercisable at $0.25 per share.

Short-term Borrowings

On March 5, 2019, the Company entered into a financing agreement with Trust Capital LLC (“Trust Capital”) pursuant to which the Company agreed to sell to Trust Capital certain future trade receipts in the aggregate amount of $650,000. Net proceeds from this transaction were $465,000 and were net of an initial financing fee of $35,000 and applicable financing costs calculated at an APR of 80%. Under the terms of the agreement, borrowings are payable in equal daily installments to Trust Capital of approximately $5,159, subject to change at the Company’s discretion, over a term of approximately six months.

On March 5, 2019, the Company entered into a financing agreement with eMerchant Advance LLC (“eMerchant”) pursuant to which the Company agreed to sell to eMerchant certain future trade receipts in the aggregate amount of $650,000. Net proceeds from this transaction were $465,000 and were net of an initial financing fee of $35,000 and applicable financing costs calculated at an APR of 79%. Under the terms of the agreement, borrowings are payable in equal daily installments to eMerchant of approximately $5,159, subject to change at the Company’s discretion, over a term of approximately six months.

On March 6, 2019, the Company entered into a financing agreement with Libertas Funding LLC (“Libertas”) pursuant to which the Company agreed to sell to Libertas certain future trade receipts in the aggregate amount of $650,000. Net proceeds from this transaction were $465,000 and were net of an initial financing fee of $35,000 and applicable financing costs calculated at an APR of 80%. Under the terms of the agreement, borrowings are payable in equal daily installments to Libertas of approximately $5,159, subject to change at the Company’s discretion, over a term of approximately six months.

Other Matters

In late January 2019, the Company became aware of an unliquidated amount of potential liability arising out of a series of cash advance loan transactions (the “Transactions”) entered into by eight different sources and an entity owned and controlled by a Company employee-insider. Without the knowledge of the Company and in contravention of the express provisions of the Nevada Revised Statutes and Bylaws of the Company, this employee purported to obligate the Company (and two of the Company’s affiliates) to repay the amounts owed in connection with the Transactions (the “Claims”). Upon learning of these circumstances, the Company launched an immediate internal investigation into these transactions. In addition, the Company secured the services of a Dallas-based law firm with experience in financial impropriety, forensic investigations to assist in that process.

As a result of these actions, the Company determined that it had no legal liability for the transactions in question and immediately took action to terminate the employment of the malfeasor and disassociate such employee (and related entity) from all aspects of Company governance and day-to-day operations. Furthermore, in lieu of time-consuming and complicated legal action, the Company elected to enter into a series of agreements with the malfeasor, on favorable terms to the Company. These agreements included a written confession statement of the malfeasor as well as instruments which documented strict terms and conditions: (i) regarding the disposition of the potential legal claims against the Company and (ii) the restitution to the Company of all funds, costs and expenses incurred and expended in the discharge of the Claims as well as certain personal benefits that such insider may have received from unauthorized, unrelated transactions with the Company (the “Operative Documents”). Additional agreements, included within the Operative Documents were signed by the malfeasor which will establish the obligation of the malfeasor to surrender to the Company, a formula-based tranche of shares which the malfeasor owns in the Company (the “Encumbered Stock”), all on very favorable financial terms (resulting in a premium to the Company). The obligations under the Operative Documents are secured by a perfected security interest in such stock holdings, evidenced by a security/ stock pledge agreement, a voting trust agreement and a transfer agent escrow agreement.

As of the date hereof, approximately 90% of the monetary claims arising out of the Transactions have been discharged and it is anticipated that the balance of such claims will be resolved within a short period of time. Upon the completion of that process, pursuant to the terms of the Operative Documents, the formula-based number of encumbered shares of the Company (owned by the malfeasor) will be surrendered to the Company. At the time of the surrender event (whether one or more), the Company will, at its option, either: (i) retire such stock into treasury status or (ii) cause the malfeasor to liquidate the Encumbered Stock and to transfer the proceeds from such liquidation event to the Company.

Based on the facts and circumstances known as of the date hereof, the Company estimates the aggregate extent of the claims arising from the Transactions is approximately $3.0 million, including applicable legal fees. The Company believes that the actions to be taken in furtherance of the Operative Documents will make the Company whole and under certain scenarios, produce an enhanced recovery result. In support of this conclusion, the Company has received a written Equivalency Valuation Assessment from outside legal counsel confirming that the terms of the Operative Documents establish a formula under which the Company will receive restitution value at or above the amount of the costs to be incurred by the Company in connection with the Transactions.

The Company, the lender parties, and other parties involved in the Transactions are continuing to work to fully resolve these matters promptly. Based on the facts and circumstances known as of the date hereof, the Company believes that the ultimate resolution of these matters will not have a material effect on its financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following section discusses management’s view of the financial condition and the results of operations and cash flows of Sharing Services Global Corporation (formerly Sharing Services, Inc.) and consolidated subsidiaries. This section should be read in conjunction with the audited consolidated financial statements of Sharing Services and the related notes included in our Annual Report on Form 10-K for the period from May 5, 2017 (inception) to April 30, 2018, and with the condensed consolidated financial statements included elsewhere in this Quarterly Report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations section may contain forward-looking statements. Please see “Cautionary Notice Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements that could cause results to differ materially from those reflected in such forward-looking statements.

Executive Summary for the Three Months Ended January 31, 2019:

●	For the three months ended January 31, 2019, our consolidated net sales were $26.0 million, compared to $960,182 for the three months ended January 31, 2018. The Company is an emerging growth company with no significant sales prior to mid-December 2017;

●	For the three months ended January 31, 2019, our consolidated gross profit was $17.6 million, and our consolidated gross margin was 67.8%, compared to 70.2% for the three months ended January 31, 2018;

●	For the three months ended January 31, 2019, our consolidated operating loss was $2,100,948 compared to $25,452 for the three months ended January 31, 2018;

●	For the three months ended January 31, 2019, the changes in the fair value of our derivative liabilities were nil compared to a net loss of $3,455,374 for the three months ended January 31, 2018;

●	Our consolidated net loss was $2,617,723 for the three months ended January 31, 2019, compared to $3,599,055 for the three months ended January 31, 2018. Fully diluted loss per share was $0.03 for the three months ended January 31, 2019, compared to $0.06 for the three months ended January 31, 2018;

●	Our consolidated cash provided by operating activities was $826,402 for the nine months ended January 31, 2019, compared to cash used of $1,156,392 for the period from May 5, 2017 (inception) to January 31, 2018;

●	In November 2018, a holder of a convertible note in the principal amount of $15,000 converted $6,000 of outstanding principal into 1,200,000 shares of the Company’s Class A Common Stock;

●	In December 2018, the Company issued 500,000 shares of its Series A Preferred Stock, for a total value of $125,000, in connection with its previously disclosed acquisition of an equity interest in LEH Insurance Group LLC;

●	As disclosed by the Company earlier, in December 2018, the Company repurchased (and later retired) 30,000,000 shares of its Class A Common Stock from an unaffiliated stockholder;

●	In January 2019, the Company issued 13,470,620 shares of its Class A Common Stock to an executive officer, at an exercise price of $0.0001 per share, in connection with his exercise of derivative instruments granted to him in conjunction with his employment agreement previously disclosed; and

●	During the three months ended January 31, 2019 the Company entered into financing arrangements aggregating $2.6 million, resulting in net proceeds of $2.2 million.

Overview

Description of Business

Sharing Services Global Corporation (formerly Sharing Services, Inc.) (“Sharing Services,” “we” or “the Company”) is a diversified company specializing in the direct selling industry. The Company owns, operates, or controls an interest in a variety of companies that either sell products and services to the consumer directly through independent representatives, that range from health and wellness, energy, technology, insurance services, training, media and travel benefits.

The Company previously developed and marketed a taxi-ride sharing website and application (“web app”). Beginning in February 2017, the Company expanded its business model to also offer a wide range of travel and technology management and other products and services, which are currently in varying planning stages and are expected to be marketed in the future. In December 2017, the Company launched a wholly-owned subsidiary operating under the trade name “Elepreneurs.” One of Elepreneus’ leading product lines, “Elevate,” consists of Nutraceutical products which the Company terms “D.O.S.E.” (Dopamine, Oxytocin, Serotonin and Endorphins) and was developed and is owned by Elevacity Global, a wholly-owned subsidiary of the Company. The introduction of this product line has accelerated the Company’s growth in the recent fiscal quarters. For example, for the nine months ended January 31, 2019, consolidated net sales were $56.9 million and consisted primarily of sales of our Elevate health and wellness products. By comparison, consolidated net sales for the nine months ended January 31, 2018 were $960,182. The Company is an emerging growth company with no significant sales prior to mid-December 2017 when it introduced its Elevacity product line.

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

Results of Operations

The Three Months Ended January 31, 2019 compared to the Three Months Ended January 31, 2018

Net Sales

For the three months ended January 31, 2019, our consolidated net sales were $26.0 million and consisted primarily of sales of our Elevacity health and wellness product line, compared to $960,182 for the three months ended January 31, 2018. The Company is an emerging growth company with no significant sales prior to mid-December 2017 when it introduced its Elevacity product line.

Gross Profit

For the three months ended January 31, 2019, our consolidated gross profit was $17.6 million, compared to $673,992 for the three months ended January 31, 2018. For the three months ended January 31, 2019, our consolidated gross profit as a percentage of consolidated net sales, or consolidated gross margin, was 67.8%, compared to 70.2% for the three months ended January 31, 2018. For the three months ended January 31, 2019, our consolidated gross margin reflects higher expenses associated with ramping up warehousing capacity to meet increased sales activity, compared to sales activity in the three months ended January 31, 2018, partially offset by the favorable impact of selective price increases implemented in the fiscal quarter ended January 31, 2019.

Selling and Marketing Expenses

For the three months ended January 31, 2019, our consolidated selling and marketing expenses increased by $13.0 million to $13.4 million, compared $387,361 for to the three months ended January 31, 2018, principally as a result of incremental sales commission expense of $12.3 million associated with the increase in sales, and higher expenses associated with promotional sales conventions and seminars.

As a percentage of consolidated net sales, consolidated selling and marketing expenses were 51.7% for the three months ended January 31, 2019. For the three months ended January 31, 2019, consolidated selling and marketing expenses include sales commission incentives under our compensation plan of $2.1 million without a comparable amount in the three months ended January 31, 2018. As our sales volume continue to grow, we expect our consolidated selling and marketing expenses to grow at a slower pace than our consolidated net sales over the longer term.

General and Administrative Expenses

For the three months ended January 31, 2019, our consolidated general and administrative expenses (which include corporate employee compensation and benefits, share-based compensation, professional fees, rent and other occupancy costs, certain consulting fees, telephone and information technology expenses, insurance premiums, and other administrative expenses) increased by $6.0 million to $6.3 million, compared to $312,083 for the three months ended January 31, 2018. The increase in consolidated general and administrative expenses consisted principally of employee compensation and benefits of $1.0 million, incremental stock-based compensation of $3.3 million, higher legal and other professional fees of $0.7 million, incremental consulting and contract labor expenses of $0.5 million, and higher insurance and other administrative expenses.

As a percentage of consolidated net sales, consolidated general and administrative expenses were 24.1% for the three months ended January 31, 2019. For the three months ended January 31, 2019, consolidated general and administrative expenses include stock-based compensation of $3.3 million without a comparable amount in the three months ended January 31, 2018. As our sales volume continue to grow, we expect our consolidated general and administrative expenses to grow at a slower pace than our consolidated net sales over the longer term.

Interest Expense

Consolidated interest expense increased to $437,155 (including amortization of debt discount of $221,599) for the three months ended January 31, 2019, compared to $118,229 (including amortization of debt discount of $115,761) for the three months ended January 31, 2018 primarily as a result of an increase in interest expense associated with convertible notes and short-term borrowings under financing arrangements outstanding. For the three months ended January 31, 2019, interest expense is net of interest income of $8,318.

Loss on Impairment of Investment

For the three months ended January 31, 2019, loss on impairment of investment was $79,620 with no comparable amount for the three months ended January 31, 2018.

Net Change in Fair Value of Derivative Liabilities

The change in the fair value of the derivative liabilities associated with the Company’s convertible notes, stock options and stock warrants outstanding a net loss of $3,455,374 for the three months ended January 31, 2018. The Company accounts for the conversion features of its convertible notes, stock options and stock warrants under ASC 815. Please see Note 12 of the Notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report for more information about the net change in the fair value of the derivative liabilities.

Provision for Income Taxes

The Company is an emerging growth company and, prior to its fiscal quarter ended October 31, 2018, had not generated pre-tax earnings or taxable earnings from its operations. In addition, during the its fiscal quarter ended January 31, 2019, the Company generated a pre-tax loss of $2.6 million. As of the date herein, the ability of the Company to consistently generate future pre-tax earnings or taxable earnings remains uncertain. Accordingly, the Company has not recorded an income tax benefit in its consolidated financial statements for the periods covered in this Quarterly Report.

Net Loss and Loss per Share

As a result of the foregoing, for the three months ended January 31, 2019, our consolidated net loss was $2,617,723 compared to $3,599,055 for the three months January 31, 2018. Fully diluted loss per share was $0.03 for the three months ended January 31, 2019, compared to $0.06 for the three months ended January 31, 2018.

The Nine Months Ended January 31, 2019 compared to the Period from May 5, 2017 (Inception) to January 31, 2018

Net Sales

Our consolidated net sales for the nine months ended January 31, 2019 were $56.9 million and consisted primarily of sales of our Elevacity health and wellness products. Our consolidated net sales for the nine months ended January 31, 2018 were $960,182. The Company is an emerging growth company with no significant sales prior to mid-December 2017 when it introduced its Elevacity product line.

Gross Profit

Our consolidated gross profit for the nine months ended January 31, 2019 was $36.7 million, compared to $673,992 for the period from May 5, 2017 (inception) to January 31, 2018. For the nine months ended January 31, 2019, our consolidated gross margin was 64.6%, compared to 70.2% for the period from May 5, 2017 (inception) to January 31, 2018. For the nine months ended January 31, 2019, our consolidated gross margin reflects higher expenses associated with ramping up warehousing capacity to meet increased sales activity, compared to sales activity in the period from May 5, 2017 (inception) to January 31, 2018, partially offset by the impact of selective price increases implemented in the three months ended January 31, 2019.

Selling and Marketing Expenses

Our consolidated selling and marketing expenses increased $26.6 million, to $27.6 million, for the nine months ended January 31, 2019, compared to the period from May 5, 2017 (inception) to January 31, 2018, principally as a result of incremental sales commissions of $25.9 million associated with the increase in sales, and higher expenses associated with promotional sales conventions and seminars.

As a percentage of consolidated net sales, consolidated selling and marketing expenses were 48.6% for the nine months ended January 31, 2019. For the nine months ended January 31, 2019, consolidated selling and marketing expenses include sales commission incentives under our compensation plan of $2.1 million without a comparable amount in the period from May 5, 2017 to January 31, 2018. As our sales volume continue to grow, we expect our consolidated selling and marketing expenses to grow at a slower pace than our consolidated net sales over the longer term.

General and Administrative Expenses

Our consolidated general and administrative expenses (which include corporate employee compensation and benefits, share-based compensation, professional fees, rent and other occupancy costs, certain consulting fees, telephone and information technology expenses, insurance premiums, and other administrative expenses) increased $8.3 million, to $10.0 million for the nine months ended January 31, 2019, compared to the period from May 5, 2017 (inception) to January 31, 2018. The increase in consolidated general and administrative expenses consisted principally of employee compensation and benefits of $2.5 million, incremental stock-based compensation of $2.0 million, incremental consulting and contract labor expenses of $1.3 million, higher legal and other professional fees of $1.0 million, and higher rent and other occupancy costs of $0.4 million, and higher insurance and other administrative expenses.

As a percentage of consolidated net sales, consolidated general and administrative expenses were 17.6% for the nine months ended January 31, 2019. For the nine months ended January 31, 2019, consolidated general and administrative expenses include stock-based compensation of $3.4 million, compared to $1.3 million for the period from May 5, 2017 to January 31, 2018. As our sales volume continue to grow, we expect our consolidated general and administrative expenses to grow at a slower pace than our consolidated net sales over the long term.

Interest Expense

Consolidated interest expense, including amortization of debt discount of $1,066,612 and prepayment penalties of $123,435 associated with convertible notes, increased to $1,465,771 for the nine months ended January 31, 2019, compared to $241,424 for the period from May 5, 2017 (inception) to January 31, 2018 as a result of an increase in convertible notes and short-term borrowings under financing arrangements outstanding. For the nine months ended January 31, 2019, interest expense is net of interest income of $24,953.

Loss on Impairment of Investment

For the three months ended January 31, 2019, loss on impairment of investment was $82,320 with no comparable amount for the period from May 5, 2017 (inception) to January 31, 2018.

Net Change in Fair Value of Derivative Liabilities

The change in the fair value of the derivative liabilities associated with the Company’s convertible notes, stock options and stock warrants outstanding, was a net gain of $29,884,545 for the nine months ended January 31, 2019, compared to a net loss of $4,577,965 for the period from May 5, 2017 (inception) to January 31, 2018. During the fiscal quarter ended October 31, 2018, the Company repaid the convertible notes with a variable conversion rate, a conversion rate tied to the market price of the Company’s common stock. The Company accounts for the conversion features of its convertible notes, stock options and stock warrants under ASC 815. Please see Note 12 of the Notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report for more information about the net change in the fair value of the derivative liabilities.

Provision for Income Taxes

The Company is an emerging growth company and, prior to its fiscal quarter ended October 31, 2018, had not generated pre-tax earnings or taxable earnings from its operations. In addition, during the its fiscal quarter ended January 31, 2019, the Company generated a pre-tax loss of $2.6 million. As of the date herein, the ability of the Company to consistently generate future pre-tax earnings or taxable earnings remains uncertain. Accordingly, the Company has not recorded an income tax benefit in its consolidated financial statements for the periods covered in this Quarterly Report.

Net Earnings (Loss) and Earnings (Loss) per Share

As a result of the foregoing, for the nine months ended January 31, 2019, our consolidated net earnings were $27,442,271 compared to a net loss of $6,976,438 for the period from May 5, 2017 (inception) to January 31, 2018. Fully diluted earnings per share were $0.12 for the nine months ended January 31, 2019, compared to a fully diluted loss per share $0.12 for the period from May 5, 2017 (inception) to January 31, 2018.

Liquidity and Capital Resources

We broadly define liquidity as our ability to generate sufficient cash, from internal and external sources, to meet our obligations and commitments. We believe that, for this purpose, liquidity cannot be considered separately from capital resources.

Working Capital

At January 31, 2019, cash and cash equivalents were $2,903,678. Based upon the current level of operations and investments necessary to grow our business, we anticipate that existing cash balances and funds expected to be generated by operations will likely not be consistently sufficient to meet our working capital requirements, and to fund potential acquisitions and anticipated capital expenditures, including potential investments in information technology, over the next 12 months. Accordingly, we intend to obtain additional financing through the issuance of equity securities and secured and unsecured debt, including the issuance of convertible notes, and other financing products from time to time as needed to fund our working capital needs and our growth.

Historical Cash Flows

Historically, our primary sources of cash have been capital transactions involving the issuance of equity securities and debt (Please see “Recent Issuances of Equity Securities” and “Debt” below) and our primary uses of cash have been for operating activities, capital expenditures and acquisitions in the ordinary course of our business.

The following table shows our sources and uses of cash for the nine months ended January 31, 2019, compared to the period from May 5, 2017 (inception) to January 31, 2018:

	Nine Months Ended January 31, 2019	Period from May 5, 2017 (Inception) to January 31, 2018	Increase (Decrease)
Net cash provided by (used in) operating activities	$826,402	$(1,156,392)	$1,982,794
Net cash used in investing activities	(223,425)	(506)	222,919
Net cash provided by financing activities	1,532,433	1,332,349	200,084
Net increase in cash and cash equivalents	$2,135,410	$175,451	$1,959,959

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities changed by $1,982,794 to $826,402 for the nine months ended January 31, 2019, compared to net cash used in operating activities of $1,156,392 for the period from May 5, 2017 (inception) to January 31, 2018. This change was mainly due to a decrease in consolidated operating loss of $1,262,866 and in stock-based payments of $1,977,883 (a non-cash expense), partially offset by net changes in operating assets and liabilities of $1,094,224.

Net Cash Used in Investing Activities

Net cash used in investing activities increased by $222,919 to $223,425for the nine months ended January 31, 2019, compared to the period from May 5, 2017 (inception) to January 31, 2018. This change was mainly due to an increase in capital expenditures of $160,314 and a decrease in net cash acquired in connection with acquisitions of $57,605.

Net Cash Provided by Financing Activities

Net cash provided by financing activities increased by $200,084 to $1,532,433 for the nine months ended January 31, 2019, compared to the period from May 5, 2017 (inception) to January 31, 2018. This change was due to higher net proceeds of $996,162 from borrowings under promissory notes (including convertible notes), partially offset by lower net proceeds of $693,853 from issuances of equity securities and higher net payments of related-party loans and cash advances of $102,225.

Recent Acquisitions

The Company made several individually immaterial acquisitions in the nine months ended January 31, 2019. Subject to approval by its Board of Directors, the Company intends to continue to make strategic acquisitions and purchases of equity interests in business that complement its business competencies and growth strategy. Such acquisitions and purchases of equity interests are expected to be funded with cash and cash equivalents, cash provided by operations, and the issuance of equity securities and debt. There is no assurance the Company will be able to obtain adequate financing or otherwise complete desirable acquisitions and purchases of equity interests.

Recent Issuances and Repurchase of Equity Securities

Common Stock

●	In the nine months ended January 31, 2019, the Company issued 870,000 shares of its Class A Common Stock at $0.25 per share, in exchange for proceeds of $217,500, in connection with stock subscription agreements;

●	In the nine months ended January 31, 2019, the Company also issued 246,384 shares of its Class A Common Stock, in exchange for professional services valued at $73,000;

●	On October 30, 2017, the Company issued, in the aggregate, 8,000,000 shares of its Class A Common Stock to two executive officers, at an exercise price of $0.0001 per share, in connection with the exercise of derivative instruments granted in conjunction with employment agreements disclosed previously;

●	As disclosed by the Company earlier, in December 2018, the Company repurchased (and later retired) 30,000,000 shares of its common stock from Foshan City Shunde District Cheering Garden Tools Co., LTD;

●	In January 2019, the Company issued 13,470,620 shares of its Class A Common Stock to an executive officer, at an exercise price of $0.0001 per share, in connection with his exercise of derivative instruments granted in conjunction with his employment agreement previously disclosed;

●	At January 31, 2019, there were 101,272,794 shares of our Common Stock Class A and 10,000,000 shares of our Common Stock Class B issued and outstanding.

Convertible Preferred Stock

Series A Convertible Preferred Stock

●	In May 2018, the Company issued 5,000,000 shares of its Series A Convertible Preferred Stock, in the aggregate, in connection with its previously disclosed acquisitions of equity interests in 561, LLC and America Approved Commercial LLC;

●	In August 2018, the Company issued 1,250,000 shares of its Series A Convertible Preferred Stock, in the aggregate, in connection with its previously disclosed acquisitions of equity interests in 561, LLC and America Approved Commercial LLC, and 250,000 shares of its Series A Convertible Preferred Stock in connection with its previously disclosed acquisition of a 40% equity interests in Medical Smart Care LLC

●	In October 2018 and December 2018, in the aggregate, the Company issued 1,000,000 shares of its Series A Preferred Stock, for a total value of $125,000, in connection with its previously disclosed acquisition of a 40% equity interest in LEH Insurance Group LLC; and

●	At January 31, 2019, there were 42,878,875 shares of our Series A Convertible Preferred Stock issued and outstanding.

Series C Convertible Preferred Stock

●	In the nine months ended January 31, 2019, the Company issued 170,000 shares of its Series C Convertible Preferred Stock at $0.25 per share, in exchange for proceeds of $42,500, in connection with stock subscription agreements; and

●	At January 31, 2019, there were 4,120,000 shares of our Series C Convertible Preferred Stock issued and outstanding.

Long-term Debt and Short-term Borrowings

Borrowing Under Financing Arrangements (Notes Payable)

At January 31, 2019, notes payable, consisting of short-term borrowings under financing arrangements with four third-party institutions, were $1,824,597, net of unamortized discount of $274,878. Borrowings under the financing arrangements are generally secured by a lien on the Company’s accounts receivable, inventory and property and equipment to the extent of such borrowings outstanding at any point in time. Generally, a lender’s security interest terminates upon settlement of the Company’s obligation under each respective financing arrangement. Please see Note 9 for more information about the Company’s’ short-term borrowings under financing arrangements.

Convertible Notes Payable

At January 31, 2019, convertible notes payable consists of notes in the aggregate amount of $864,000 held by RB Capital Partners, Inc. and a note of $50,000 held by another lender. Please see Note 11 of the Condensed Notes to Consolidated Financial Statements in ITEM 1 — “Financial Statements” contained elsewhere in this Quarterly Report for more information about our Convertible Notes Payable.

Capital Requirements

During the nine months ended January 31, 2019, capital expenditures for property and equipment in the ordinary course of our business were $203,425.

Contractual Obligations

The following table is a summary of our contractual cash obligations outstanding at January 31, 2019:

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Debt obligations, including interest obligations(a)	$3,062,403	$12,000	$62,033	$-	$3,136,436
Obligations under operating leases(b)	445,658	718,893	-	-	1,164,551
Purchase obligations(c)	-	-	-	-	-
Total	$3,508,061	$730,893	$62,033	$-	$4,300,987

(a)	The information contained in the table above with regards to our debt obligations is based on the current terms and does not reflect any assumptions about future interest rates or our potential refinancing of such debt.
(b)	Obligations under operating leases do not include assumptions regarding renewal options available under the terms of the lease agreements.
(c)	Purchase obligations at the balance sheet date exclude purchase orders in the normal course of business.

Off-Balance Sheet Financing Arrangements

At January 31, 2019 and April 30, 2018, we had no off-balance sheet financing arrangements other than operating leases incurred in the ordinary course of our business.

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

Item 4. Controls and Procedures.

Controls Evaluation and Related CEO and CFO Certifications. Our management, with the participation of our principal executive officer (“CEO”) and principal financial officer (“CFO”), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2019.

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

Conclusions regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of January 31, 2019, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

In late January 2019, the Company became aware of an unliquidated amount of potential liability arising out of a series of cash advance loan transactions (the “Transactions”) entered into by eight different sources and an entity owned and controlled by a Company employee-insider. Without the knowledge of the Company and in contravention of the express provisions of the Nevada Revised Statutes and Bylaws of the Company, this employee purported to obligate the Company (and two of the Company’s affiliates) to repay the amounts owed in connection with the Transactions (the “Claims”). Upon learning of these circumstances, the Company launched an immediate internal investigation into these transactions. In addition, the Company secured the services of a Dallas-based law firm with experience in financial impropriety, forensic investigations to assist in that process.

As a result of these actions, the Company determined that it had no legal liability for the transactions in question and immediately took action to terminate the employment of the malfeasor and disassociate such employee (and related entity) from all aspects of Company governance and day-to-day operations. Furthermore, in lieu of time-consuming and complicated legal action, the Company elected to enter into a series of agreements with the malfeasor, on favorable terms to the Company. These agreements included a written confession statement of the malfeasor as well as instruments which documented strict terms and conditions: (i) regarding the disposition of the potential legal claims against the Company and (ii) the restitution to the Company of all funds, costs and expenses incurred and expended in the discharge of the Claims as well as certain personal benefits that such insider may have received from unauthorized, unrelated transactions with the Company (the “Operative Documents”). Additional agreements, included within the Operative Documents were signed by the malfeasor which will establish the obligation of the malfeasor to surrender to the Company, a formula-based tranche of shares which the malfeasor owns in the Company (the “Encumbered Stock”), all on very favorable financial terms (resulting in a premium to the Company). The obligations under the Operative Documents are secured by a perfected security interest in such stock holdings, evidenced by a security/ stock pledge agreement, a voting trust agreement and a transfer agent escrow agreement.

As of the date hereof, approximately 90% of the monetary claims arising out of the Transactions have been discharged and it is anticipated that the balance of such claims will be resolved within a short period of time. Upon the completion of that process, pursuant to the terms of the Operative Documents, the formula-based number of encumbered shares of the Company (owned by the malfeasor) will be surrendered to the Company. At the time of the surrender event (whether one or more), the Company will, at its option, either: (i) retire such stock into treasury status or (ii) cause the malfeasor to liquidate the Encumbered Stock and to transfer the proceeds from such liquidation event to the Company.

Based on the facts and circumstances known as of the date hereof, the Company estimates the aggregate extent of the claims arising from the Transactions is approximately $3.0 million, including applicable legal fees. The Company believes that the actions to be taken in furtherance of the Operative Documents will make the Company whole and under certain scenarios, produce an enhanced recovery result. In support of this conclusion, the Company has received a written Equivalency Valuation Assessment from outside legal counsel confirming that the terms of the Operative Documents establish a formula under which the Company will receive restitution value at or above the amount of the costs to be incurred by the Company in connection with the Transactions.

The Company, the lender parties, and other parties involved in the Transactions are continuing to work to fully resolve these matters promptly. Based on the facts and circumstances known as of the date hereof, the Company believes that the ultimate resolution of these matters will not have a material effect on its financial statements.

Item 1A. Risk Factors.

Please refer to information contained in ITEM 1A, — “Risk Factors” in our Annual Report on Form 10-K for the period from May 5, 2017 (inception) to April 30, 2018.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Securities

In May 2018, the Company issued 5,000,000 shares of its Series A Convertible Preferred Stock, in the aggregate, in connection with its previously disclosed acquisitions of equity interests in 561, LLC and America Approved Commercial LLC. In August 2018, the Company issued 1,500,000 shares of its Series A Convertible Preferred Stock, in the aggregate, in connection with its previously disclosed acquisitions of equity interests in three unconsolidated entities. In October 2018 and December 2018, the Company issued, in the aggregate, 1,000,000 shares of its Series A Convertible Preferred Stock in connection with its previously disclosed acquisition of an equity interests in LEH Insurance Group, LLC. For a period of 10 years from the date of issuance, each share of the Company’s Series A Convertible Preferred Stock is convertible into one share of the Company’s common stock. The Company received no proceeds from the issuances of securities discussed in this paragraph.

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

(b) Not applicable

(c) Not applicable

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Mining Safety Disclosures.

Not applicable

Item 5. Other Information.

(a) Not applicable

(b) Not applicable

Item 6. Exhibits.

The following exhibits are incorporated into this Form 10-Q Quarterly Report:

3.1	Amended and Restated Articles of Incorporation of Sharing Services Global Corporation, which is incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 24, 2019

3.2	Bylaws of Sharing Services Global Corporation, which is incorporated herein by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 24, 2019

4.1	Certificate of Designation of Series A Preferred Stock, which is incorporated herein by reference from Exhibit 3.1.2 to the Company’s Current Report on Form 8-K filed on May 8, 2017

4.2	Certificate of Designation of Series B Preferred Stock, which is incorporated herein by reference from Exhibit 3.1.3 to the Company’s Current Report on Form 8-K filed on May 8, 2017

4.3	Certificate of Designation of Series C Preferred Stock, which is incorporated herein by reference from Exhibit 3.1.4 to the Company’s Current Report on Form 8-K filed on May 8, 2017

4.4	Convertible Promissory Note dated May 16, 2018 issued by Sharing Service, Inc. in favor of Power UP Lending Group Ltd., which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on June 5, 2018

4.5	Convertible Promissory Note dated July 2, 2018 issued by Sharing Service, Inc. in favor of Power UP Lending Group Ltd., which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on July 17, 2018

10.1	Share Exchange Agreement dated May 23, 2017 by and between Sharing Service, Inc., Total Travel Media, Inc., and the Equity Holders of Total Travel Media, Inc., which is incorporated herein by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed on September 21, 2017

10.2	Share Exchange Agreement dated September 29, 2017 by and between Sharing Service, Inc., Four Oceans Holdings, Inc., and the Equity Holders of Four Oceans Holdings, Inc., which is incorporated herein by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 5, 2017

10.3	Securities Purchase Agreement dated May 16, 2018 by and between Sharing Service, Inc. and Power UP Lending Group Ltd., which is incorporated herein by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 5, 2018

10.4

Securities Purchase Agreement dated July 2, 2018 by and between Sharing Service, Inc. and Power UP Lending Group Ltd., which is incorporated herein by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 17, 2018

10.5	Receipts Purchase and Sale Agreement dated November 2, 2018 between Sharing Services, Inc. and Funders Cloud LLC, d/b/a Syndimate, which is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 13, 2018

10.6	Agreement of Sale of Future Receipts dated November 27, 2018 by and between Sharing Services, Inc. and Libertas Funding LLC., which is incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 13, 2018

10.7	Agreement for the Purchase and Sale of Future Receipts dated November 30, 2018 between Sharing Services, Inc. and eMerchant Advance LLC., which is incorporated herein by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 13, 2018

10.8	Loan Agreement and Promissory Note by and Between Sharing Services, Inc and Global Payroll Gateway, Inc., which is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 17, 2018

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of John Thatch *

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Frank A. Walters *

32.1	Section 1350 Certification of John Thatch *

32.2	Section 1350 Certification of Frank A. Walters *

101	The following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows and (v) the Condensed Notes to Consolidated Financial Statements*

* Included herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHARING SERVICES GLOBAL CORPORATION
(Registrant)

Date: March 14, 2019

	By:	/s/ John Thatch
John Thatch
President and Director
Principal and Executive Officer

Date: March 14, 2019

	By:	/s/ Frank A. Walters
Frank A. Walters
Secretary Treasurer and Director
Principal Financial Officer
Principal Accounting Officer

