Form 10-K
period 2019-04-30
SHARING SERVICES GLOBAL Corp
filed 2019-07-10
CIK 1644488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: APRIL 30, 2019

-OR-

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _____________________

Commission File No. 000-55997

SHARING SERVICES GLOBAL CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	30-0869786
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1700 Coit Road, Suite 100, Plano, Texas	75075
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (469) 304-9400

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.0001 par value per share	OTCQB Market

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
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES [  ] NO [X]

As of October 31, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the closing price for the registrant’s common stock, was $5,973,400. As of June 30, 2019, there were 114,367,061 shares of the registrant’s Class A common stock and 10,000,000 shares of the registrant’s Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be delivered to stockholders in connection with the 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report where indicated.

ii

In this Annual Report, references to “the Company,” “Sharing Services,” “our company,” “we,” “our,” “ours” and “us” refer to Sharing Services Global Corporation (formerly Sharing Services, Inc.) and its consolidated subsidiaries unless otherwise indicated or the context otherwise requires.

cautionary notice regarding forward-looking statements

Statements in this Annual Report, and in any documents incorporated in this report by reference, which are not purely historical facts or which depend upon future events, may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, which we refer to as the Exchange Act. Forward-looking statements may appear throughout this report, including in the following sections: “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements generally contain words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “will likely,” “would” or similar expressions.

Readers are cautioned not to place undue reliance on forward-looking statements, since such statements speak only as of the date they were made. Forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements, including any forward-looking statements contained in this Annual Report. The events described in forward-looking statements might not occur or might occur to a different extent or at a different time than described in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements contained in this report, whether as a result of new information, future events, or otherwise.

iii

PART I

ITEM 1. BUSINESS.

Sharing Services Global Corporation (“Sharing Services”, “SHRG”, or “the Company”), a Nevada corporation, was incorporated on April 24, 2015. Sharing Services is a diversified holding company, with Elepreneurs Holdings, a direct selling company, and Elevacity Holdings, a products company, being its primary operating subsidiaries. Elepreneurs markets and distributes health and wellness products that are sold under the Elevate brand through an independent sales force of distributors, or Elepreneurs. The Company’s management team, and business partners and consultants, include industry leaders with extensive experience in the direct selling industry, as well as expertise in our product offerings.

In the future, the Company intends to develop and market additional product offerings. These additional offerings will allow the Company to combine products, services, and non-traditional compensation methods to create a unique GIG Economy Opportunity.

Our History

Sharing Services, Inc. was originally formed in 2015 to develop and market two web applications (“web apps”) but soon expanded its business model to develop and market a wide range of health and wellness products. The Company achieved this and brought the Elevate brand to the market by launching its Elepreneurs and Elevacity subsidiaries in 2017.

In May 2017, the Company acquired Total Travel Media, Inc. (“Total Travel Media” or “TTM”) and, in September 2017, it acquired Four Oceans Holdings, Inc. (“Four Oceans”). Both Total Travel Media and Four Oceans are engaged in developing, marketing and selling technology, training, media and travel products. During the year 2017, the Company also acquired minority equity interests in several entities engaged in the development of online marketing and direct sales software systems, travel products, health benefit services, and consumer insurance products.

Products

In December 2017, the Company launched its current health and wellness product line under the name Elevate to bring health and wellness products to the marketplace. The Company’s Elevate product line consists of Nutraceutical products. The Company refers to is core product as “D.O.S.E.” (which stands for: Dopamine, Oxytocin, Serotonin and Endorphins). The launch of this product line accelerated the Company’s growth and has enabled the Company to expand its sales volume and operations at a rapid pace.

Recent Corporate Name Change

As disclosed earlier, in January 2019, Sharing Services, Inc. changed its corporate name to Sharing Services Global Corporation to better reflect the Company’s strategic intent to grow its business globally. The corporate name change was approved by the Company’s shareholders and by its Board. In connection with the name change, the Company adopted the trading symbol SHRG effective April 4, 2019. Prior to this the Company’s common stock traded under the symbol SHRV.

Future Acquisitions

The Company has plans to expand its products offerings in order to further grow its sales volume and achieve sustained profitability through the continued focus on its growth strategy. This growth strategy includes strategic acquisitions which the Company intends to make, subject to the approval of its Board, to augment its product portfolio and complement its business competencies.

Industry and Business Trends

The Company believes the following industry and business trends will influence the direct selling industry and provide it with opportunities to grow its business and achieve positive financial results in the near future:

●	Interest in direct selling has been growing in recent years. For example, in 2011, there were 15.6 million people involved in direct selling in the U.S. and, by 2017, that number had increased to 18.6 million, an increase of 19.2%, according to “Direct Selling in the United States: 2017 Facts and Data” published by the Direct Selling Association (“DSA”);

●	Consumer attitudes to direct selling are favorable. For example, results of a consumer attitude survey released by the DSA in 2017 show that over 80% of consumers gave the direct selling industry a neutral or highly favorable rating and over 50% of the respondents reported that they are “likely to purchase from a direct selling representative in the next 12 months;”

●	A high percentage (58%) of people involved in direct selling earn an annual income of over $50,000, according to the DSA;

●	Independent contractors prioritize (i) being one’s own boss, (ii) flexibility in work schedule and (iii) having a better work-life balance, according to Bloomberg. With these factors in mind, more than three-quarters of independent contractor’s report being highly satisfied with their job;

●	The level of interest in the industry is higher in younger sectors of the population. For example, approximately 75% of the people involved in direct selling in 2018 were millennials and generation Xers (Americans between the ages of 20 and 54 years old), according to “Direct Selling in the United States: 2018 Industry Overview” published by the DSA, while estimates by the U.S. Census Bureau indicate that millennials and generation Xers were only about 46% of the estimated overall U.S. population;

●	Participation in the industry by women is high. For example, approximately 75% of the people involved in direct selling in 2018 were women, also according to the DSA, while estimates by the U.S. Census Bureau indicate that women made up about 51% of the estimated overall U.S. population;

●	From 2011 to 2018, the total value of retail sales by the direct selling industry in the U.S. grew from $29.9 billion to $35.4 billion, an increase of 18.4%, according to the DSA; and

●	The largest sector in the industry, wellness products (such as those in our Elevate product line), accounted for 35.6% of total retail sales by the industry (or approximately $12.6 billion) in 2018, according to the DSA.

Business Segments, Geographic Area Information and Seasonality

The information in Note 16 of the Notes to Consolidated Financial Statements contained in Item 8 — “Financial Statements and Supplementary Data” of this Annual Report is incorporated herein by reference.

In each of the two fiscal years in the period ended April 30, 2019, approximately 97% of the Company’s consolidated net sales were from the sale of its Elevate health and wellness product line. In the fiscal year 2019 and 2018, approximately 96% and 99%, respectively, of the Company’s consolidated net sales were to customers located in the United States. The direct selling industry is normally impacted adversely during the third calendar quarter, when many individuals traditionally take vacations.

Competition

The direct selling industry is large and growing, highly competitive and dynamic, and there are few barriers to entering the industry. We compete with other direct selling organizations, many of which have a longer operating history, higher visibility, name recognition and with more financial resources than we do. These leading network marketing companies include Amway Corporation, Avon Products, Herbalife, Mary Kay and NuSkin Enterprises. We compete with these companies to attract and retain our independent sales distributors (Elepreneurs) on the strength of our product line, leadership training, compensation plan, marketing focus, corporate values and management leadership strengths.

The marketplace for health and wellness products is highly competitive. Our competitors include wide range of marketers from traditional retails stores both “brick and mortar” and online to other network marketing companies. We compete in this marketplace by emphasizing differentiators such as our exclusive access to unique products and ingredients, the quality and efficacy of our products, and the reliability and convenience of our distribution system and customer service experience. We offer products and services that aim to improve health, wealth and happiness of our distributors and customers, rather than one specific product line or service like many companies focus on.

Competitive Strengths

We believe the following competitive strengths differentiate us from our competitors and will help drive our future growth:

●	Our Elevate nutraceuticals (D.O.S.E. and other proprietary products) are sourced through exclusive strategic partnerships, and are not available through traditional sales channels;

●	Our technology-driven marketing initiatives, which emphasize the nutritional value and/or other health benefits of our health and wellness product line; and

●	Our ability to offer our industry-exclusive brands directly to consumers, through our independent, entrepreneurial sales force.

Elevate Product Brand

One of our key goals is and has been to empower the health-conscious global community with an emphasis on health and happiness. Consistent with this objective, in mid-December 2017, we launched our Elevate product line, an innovative line of health and wellness products marketed and distributed exclusively through our independent sales force of distributors. In the fiscal year ended April 30, 2019 and 2018, we had consolidated net sales of $85.9 million and $8.4 million, respectively, with approximately 97% resulting from the sale of our Elevate health and wellness product line.

Key Products and Services

The Company’s mission is to offer products and services that improve the health and happiness of its customers. We aim to do this by developing and marketing superior products and services and by distributing such products and services though our growing independent sales force. We purchase our products from independent formulators and manufacturers who specialize in unique nutritionals. We take pride in our commitment to offer the finest products and services in the industry, including, but not limited to:

Wellness Products

Elevate Smart Coffee - A delicious tasting micro-ground, functional coffee that contains a proprietary blend of Nootropic ingredients designed to assist with mental clarity, memory and energy. This beverage provides neuro-transmitter hormone creators for three of the hormones associated with happiness. Elevate Smart Coffee is part of the Elevacity D.O.S.E. duo and, when combined with XanthoMax, it completes the set of four hormones that are associated with happiness.

Choclevate® - A delicious Nootropic Hot Chocolate beverage designed to assist in the elevation of mood, mental focus and energy. This beverage provides neuro-transmitter hormone creators for three of the hormones associated with happiness. Choclevate is part of the Elevacity D.O.S.E. duo and, when combined with XanthoMax, it completes the set of four hormones that are associated with happiness.

XanthoMax® - An encapsulated dietary supplement, designed to deliver Xanthohumol, a powerful antioxidant shown to assist in elevating one’s mood. XanthoMax is the only natural ingredient that helps your body to release elevated amounts of oxytocin, commonly referred to as the hormone of happiness. XanthoMax is part of the Elevacity D.O.S.E. duo and, when combined with the Elevacity functional beverages, it completes the set of four hormones that are associated with happiness.

Elevate NITRO - This 100% Colombian Arabica coffee blooms with a bold, aromatic body. Using clinically proven naturally extracted polyphenols, Elevate NITRO promotes powerful natural nitric oxide production with extreme antioxidant capability.

KetoCre® - A delicious Ketogenic creamer designed to support a healthy Keto diet.

Elevate Pure 2.0 - A unique, patent pending, dietary supplement designed to assist in the removal of toxins and heavy metals from the body. The Pure product is made from “mica” extract, part of the zeolite family. Pure supports the systemic detoxification of heavy metals and environmental toxins.

Sleep Patch – This patch contains a synergistic blend of all-natural ingredients that helps people to fall asleep more quickly, enhance overall sleep quality, improve morning alertness, and reduce daytime fatigue.

Hangover Defense Patch – This patch is designed to help alleviate headaches and migraines.

Energy Patch – This patch is designed to sustain a clear, focused stream of energy throughout the day.

Skincare Products

Timeless - An all-natural skin-tightening product designed for both men and women that results in immediate firming effects while promoting elasticity over time.

Elier Mud Mask - An organic anti-aging mask designed to infuse the skin with vital nutrients to help purify the skin while assisting in the reversal of age-related wrinkles and blemishes.

Elier Serum - Anti-aging skin-care cream designed to deeply nourish and regenerate at the cellular level, resulting in a more youthful look

Product Returns

If a customer is not completely satisfied with the products they purchased we offer a refund or exchange of the product within 30 days from the date of purchase. We also offer a generous product return policy that allows Elepreneurs to return unopened and unused items for up to 30 days.

Sales and Marketing

We rely on a direct selling model consisting of independent sales representatives, or Elepreneurs, and customer referrals to promote and sell our products. This is an effective selling model as our Elepreneurs are able to: personally educate consumers about our products, provide testimonials and provide higher levels of customer support.

We provide support to these marketers with marketing content, websites, events and through technology. We offer our products online and provide each Elepreneur with a virtual online Back Office website. This website is where Elepreneurs can manage, monitor, and operate their businesses 24 hours a day from any location.

Product Distribution

Distribution to our individual customers and distributors located throughout the United States and Canada is primarily handled by an independent logistics partner located in Addison, Texas. We also operate an internal smaller fulfillment center near our corporate headquarters. This allows the Company to improve our product distribution and delivery while capitalizing on cost savings and efficiencies. We intend to grow, in part, by offering and distributing our products to customers in other geographies.

Customers and Independent Distributors

The Company distributes its products through two basic groups: (1) our customers- individuals who buy our products from a distributor for personal consumption and (2) our distributors- individuals who buy product for personal consumption and for resale and who also recruit and train new sellers. The Company’s goal is to monitor and develop both of these groups using different strategies. To grow our customer base, we offer high-quality unique products. Our strategy for growing our independent sales force is to provide a meaningful business opportunity to them through sales compensations, incentives and bonuses.

Any person may join the Company as a distributor, or Elepreneur, by purchasing a Virtual Business System (“VBS”) for $99.00 USD. This kit includes the training and basic marketing materials which better enables our sales force to sell our products and build their organization. Elepreneurs may then purchase products for personal use or to build their sales organization. No product purchases are required upon enrollment.

Elepreneurs Agreement

Elepreneurs are independent contractors and the Company does not direct or control their efforts, but we do require them to abide by our policies and procedures as well as any applicable laws and regulations. To become a distributor an individual must affirmatively accept a standard Elepreneurs Agreement as well as Elepreneur Policies and Procedures. These documents govern the relationship between the Company and each Elepreneur. The Policies and Procedures outline the scope of permissible marketing activities and the Elepreneurs Agreement defines the relationship between the distributor and the Company. We require Elepreneurs to present our products as well as the business opportunity both ethically and professionally.

Compensation Plan

We believe that our Compensation Plan offers to our Elepreneurs an exciting and effective way to earn commissions. All of our Elepreneurs are independent businesspersons and earn commissions as they sell our products to their personal customers. Additionally, they can earn commissions as their own personally enrolled Elepreneurs sell products. There is no limit as to the number of personally enrolled Elepreneurs or customers that an Elepreneur may have.

Each Elepreneur begins by purchasing a Virtual Business System or VBS for $99.00 USD. This kit includes the training and basic marketing materials which better enables our sales force to sell our products and build their organization. No commissions or bonuses are paid for enrolling other Elepreneurs.

Additionally, each month our top producing Elepreneurs may also earn commission based on the sales levels achieved by such Elepreneur and his/her downline. This bonus commission is designed to compensate them for mentoring, training and developing other Elepreneurs in their downline.

The “Plan” emphasizes customer acquisition and retention. The company provides a back-office web-site for our Elepreneurs to use in their ecommerce sales, but an affiliate may also sell directly to their customers.

We rely upon the affiliates to create customer demand and sales. We feel our plan is successful in helping to attract and motivate our sales force and key industry leaders.

Trademarks, Patents and Intellectual Property

The Company currently has six (6) trademarks registered with the U.S. Patent and Trademark Office and has applied for or intends to apply for additional trademark protection in the United States and in other countries where it currently does business or intends to do business in the future. The Company anticipates securing multiple U.S. trademarks and foreign trademarks in the future. In the event we expand our operations in international jurisdictions, trademark protection is increasingly important for brand recognition and protection, as well as for Elepreneurs and consumer loyalty.

Several of our products utilize proprietary formulations and processes. Although we do not directly hold any patents currently, some of our key vendors have secured or applied for patents to maintain exclusivity for the ingredients or integrated products they supply to us. To protect our own intellectual property and proprietary processes that are material to the long-term health and profitability of the Company, we maintain disciplined business practices to manage trade secrets and use various forms of confidentiality and non-disclosure agreements.

We consider trademark protection to be very important to our business and utilize an internal compliance team to closely monitor the usage of our intellectual property. Please see ITEM 1A. RISK FACTORS below for more information about the Company’s intellectual property.

Strategic Partnerships

We maintain good relationships with our key business partners to ensure the continuous supply, distribution, and quality of our products.

To date, we have relied primarily on three suppliers for our product purchases. Purchases from one of these suppliers accounted for 96% and 92% of the Company’s total product purchases in the fiscal year ended April 30, 2019 and 2018, respectively.

Our main distribution center is operated by a third-party logistics partner. We also operate a smaller fulfillment center located near our corporate headquarters from where we ship certain sales orders. Under the terms of its third-party product distribution agreement, the Company, in its sole discretion, may process some or all its sales orders internally or using other logistic partners in the future.

Regulatory Environment

Our business is regulated by various federal, state and local governmental agencies in the United States and by similar agencies in foreign markets. These laws and regulations relate to: (1) the manufacturing, labeling, distribution and sale of our products; (2) product claims and advertising; and (3) our network marketing program.

Direct Selling Activities

In the United States, direct selling programs are subject to a variety of federal and state regulations governed by the FTC. These regulations are generally intended to prevent fraudulent or deceptive practices involving sales to consumers. They also ensure that product sales are made to the ultimate consumers and that compensation within the organization is made based upon sales rather than recruitment into the organization.

The company monitors and, if necessary, responds to regulatory developments that may affect our network marketing program. Please see Risk Factors below for more information about our exposure to existing and potentially new laws and regulations. We believe the Company is in material compliance with all applicable laws and regulations relating to direct selling activities in the United States and other countries where we operate. Please see ITEM 1A. RISK FACTORS below for more information about our exposure to existing and potentially new laws and regulations.

Regulation of Personal Care and Nutritional Food Products

Our products and certain related marketing and advertising practices are subject to governmental regulation by various federal, state and local government agencies and authorities in the U.S. and Canada, and in other jurisdictions where we operate or intend to operate in the future. These agencies and authorities include the United States Food and Drug Administration (FDA), the United States Federal Trade Commission (FTC), the Consumer Product Safety Commission, the United States Department of Agriculture and State Attorneys General. To date, we have not experienced any governmental actions related to health or safety, or food and drug regulations regarding our products.

The FDA regulates both finished dietary supplement products (including certain of our health and wellness products) and dietary ingredients. Dietary supplements are specifically regulated under the Dietary Supplement Health and Education Act of 1994 (the DSHEA). Under the DSHEA, manufacturers and distributors of dietary supplements are prohibited from marketing products that are adulterated or misbranded. Accordingly, under the DSHEA, manufacturers and distributors of dietary supplements are responsible for the safety and labeling of their products prior to such products reaching the market. Unlike medications, dietary supplements and dietary ingredients, such as those sold by the Company, do not require FDA approval before such products can be marketed and sold.

The U.S. Federal Trade Commission, which enforces consumer protection laws regarding truth in advertising, regulates how we advertise and market our products. The U.S. Consumer Product Safety Commission seeks to protect the public from unreasonable risks of injuries or death associated with consumer products.

In the U.S. and Canada, our products are also subject to laws and regulations concerning product formulation, labeling and packaging. These laws and regulations often require us to, among other things, conform product labeling to local language and content requirements, register or qualify the products with the applicable government authorities, or obtain approvals or file required notifications prior to marketing such products. Many of the jurisdictions where we operate also regulate product capability claims and advertising content. These regulations control the type of claims and representations that can be made regarding the capabilities of products. For example, in the United States, it is unlawful to make claims that nutritional products will help diagnose, cure, mitigate, treat, or prevent disease.

Employees

As of April 30, 2019, we had approximately 66 full-time employees, 30 of which provide direct support to our Elepreneurs and customers. This number does not include approximately 20,000 distributors who are independent contractors. Our employees are not represented by labor unions. We believe that our relationship with our employees is positive, and we do expect a shortage in qualified personnel to continue our business growth.

Access to Public Filings

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to such reports, are available to any person, without charge, upon written request to our Investor Relations Department at 1700 Coit Road, Suite 100, Plano, Texas 75075. You may also access copies of such reports, and other information about the Company, by visiting our corporate website: www.shrginc.com.

In addition, the SEC maintains a website that contains any reports and other information that we file with the SEC: www.sec.gov.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, and cash flows. If any of these events occurs, the market price of our common stock could decline, and you could experience the loss of all or a portion of the value of your investment in our common stock. You should not draw any inference about the relative magnitude or relevance of any particular risk from its position in the following discussion.

Risks Incidental to our Business:

The highly competitive and dynamic nature of the direct selling industry.

The direct selling industry is highly competitive and dynamic, and there are few barriers to entering the industry. There are several companies, including many with more resources, that offer competing health and wellness products. Competing health and wellness products are sold by brick and mortar stores and internet-based businesses. Some of these businesses include online retailers, specialty health and wellness stores, drug stores, and supermarkets. The primary competitive factors for health and wellness products are (a) price; (b) the quality, perceived value, brand recognition and package appeal of the products; (c) the effectiveness and skills of the sales and customer service staff interacting with the customer or potential customer; and (d) the continuous availability of enough product to fulfill orders promptly. There can be no assurance that we can remain competitive or that competition in our industry will not intensify. If we do not remain competitive, and promptly and effectively respond to increased competition and industry changes in the future, our financial condition, results of operations and cash flows may be adversely affected.

The success of our growth initiatives, including our efforts to attract new customers and build brand awareness.

We are an emerging growth company, as defined by Rule 12b-2 of the Exchange Act, with no significant sales history prior to December 2017. We have made significant investments in strategic growth initiatives, including several marketing initiatives designed to attract new customers and build brand awareness. There can be no assurance that these strategic initiatives will result in the consolidated sales growth we anticipate or at all, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Anticipating and effectively responding to changes in consumer preferences and buying trends in a timely manner.

Our success depends in part on our ability to anticipate, evaluate, and respond in a timely manner to changes in consumer preferences and buying trends, particularly for health and wellness products. We expect that continuously changing consumer preferences and buying trends will affect future demand for health and wellness products. If we do not effectively identify and respond in a timely manner to evolving consumer trends and consumer demands for these products and services, our financial condition, results of operations and cash flows may be adversely affected.

The timing and acceptance of new products we introduce.

Our success depends in part on our ability to develop (or acquire) and introduce new products and services that appeal to our targeted customer base. If we do not timely develop (or acquire) and successfully introduce new products and services, or if the products and services we introduce are not received well by consumers, our financial condition, results of operations and cash flows may be adversely affected.

Our ability to attract and retain talented employees and management.

As a new business, our success depends in large part on our ability to attract and retain talented employees, and senior executives who have knowledge, experience and managerial skills in the direct selling industry. From time to time, key employees may leave our business and we may experience delays or be unsuccessful in attracting, integrating and retaining the new staff required to grow and operate our business profitably. In addition, effective management succession planning is important to our long-term success, because failure to effectively transfer knowledge and to complete a smooth management transition could hinder or disrupt our strategic planning initiatives and adversely affect future execution of those initiatives and our performance. Any of these conditions could have a material adverse effect on our financial condition, results of operations and cash flows.

Our ability to effectively manage and control our operating expenses.

We are an emerging growth company and have not achieved sustained consolidated earnings and positive cash flows from operations. Our ability to grow profitably and consistently generate positive cash flows depends in large part on our ability to successfully control our operating expenses, while we continue to expand our sales volume and business infrastructure. In furtherance of this goal, we have engaged in ongoing activities to control costs, including the implementation of detailed operating budgets and cash projections, and management reporting systems. There can be no assurance that our strategic initiatives and cost control efforts will result in the levels of profitable growth, or positive cash flows, that we expect, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Potential fluctuations in our quarterly financial performance.

Our quarterly sales and financial results may fluctuate from time to time, and adversely affect the price of our common stock, often for reasons outside our control. For example, consumer demand for our products and services and, as a result, our quarterly consolidated sales, may increase or decrease materially as a result of, among other things, increased competition, changes in actual or anticipated levels of employment on the U.S., changes in interest rates applicable to credit cards, inflation, national and local political uncertainty, and changes in consumer sentiment in general. In addition, our results of operations and cash flows may fluctuate as a result of potential increases in our product costs, changes in the willingness or ability of our suppliers to provide product to us in a timely manner, changes in labor rates and in payroll tax rates in the U.S., and changes in the regulatory environment we operate. Any of these conditions could have a material adverse effect on our quarterly financial performance.

If we incur losses and/or are unable to generate sustained positive cash flows from operations to fund our working capital needs, including servicing our debt.

The Company is an emerging growth company. Prior to its fiscal quarter ended October 31, 2018, the Company had not generated positive cash flows from operations. Historically, the Company has experienced periodic cash flow shortages, or has otherwise depended on the issuance of equity securities and debt, including convertible notes and short-term borrowings under financing arrangements, to meet its working capital needs and to finance acquisitions. If we are unable to generate sustained positive cash flows from operations or to obtain additional equity or debt financing, if needed, this could inhibit our ability to implement our business strategies, service our debt and meet our business goals. This could, in turn, slow our current financial momentum and could have a material adverse effect on our financial condition, results of operations and cash flows.

Our ability to obtain additional financing to implement our business strategies.

Historically, the Company has depended on the issuance of debt, including convertible notes and short-term borrowings under financing arrangements, to meet its working capital needs and to finance acquisitions. As of April 30, 2019, the Company had an aggregate principal amount of convertible notes of $905,000 and borrowing under short-term financing arrangements of $2,502,985 outstanding, before debt discount. In order to implement its business strategies and grow its business, the Company will need to obtain additional financing from time to time. Our ability to obtain additional financing could be adversely affected, among other things, by increases in interest rates in the future. There can be no assurance that we will be able to obtain enough additional financing to meet our needs in the future, or that any financing made available to us will be on favorable terms, which could limit our ability to implement our growth strategies. Any of these conditions could have a material adverse effect on our financial condition, results of operations and cash flows.

Our ability to attract and retain key personalities to promote our products, the ability of a key personality to successfully perform his or her role, and the existence of negative publicity surrounding a key personality engaged in promoting our products.

The direct-to-consumer sales industry often relies on the marketability of key personalities to promote its products and services. We rely on the marketability certain key personalities, including several of our Elepreneurs, as part of our independent distribution network and to promote our brand, and our products and services. Our inability to attract and retain qualified key personalities in the future, the inability or failure of a key personality to fulfill his or her role, the ineffectiveness of a key personality as a spokesperson for our products, a reduction in the exposure of a key personality due to the discontinuance of a marketing program, or otherwise, or the existence of negative publicity about a key personality may adversely affect the sales of our product associated with that key personality and could adversely affect future sales of our products and services. The resulting decline in sales could have a material adverse effect on our financial condition, results of operations and cash flows.

The use of social media may adversely impact our reputation and business.

In recent years, there has been a significant increase in the use by businesses of social media platforms, including blogs, social media websites and other forms of internet-based communications. Social media can facilitate access to a wide selection of consumers and other targeted audiences, generally in a more cost-effective way than more traditional forms of marketing and advertising. However, negative, inaccurate or false information about a company, or the products it sells, may be circulated through social media quickly and may damage the company’s reputation and business. Most consumers value readily available information and often act on such information without further investigation. The harm caused by the circulation of negative, inaccurate or false information about a company, or its products, may be immediate, and opportunities for redress and correction of the information may be slow and costly. If we were the victim of negative, inaccurate or false information circulated through social media, this could adversely impact our reputation and business.

The Company also uses social media platforms, including Facebook and Instagram, to communicate with existing and prospective customers, Elepreneurs, vendors and employees and to otherwise promote its products and services. Laws and regulations intended to govern the use of the internet and social media platforms are complex and evolving. If we, our employees, our Elepreneurs, or other third parties acting on our behalf were found to be in violation of any of these laws and regulations, this could result in fines and enforcement actions and adversely impact our reputation and business.

Any of these conditions could have a material adverse effect on our financial condition, results of operations and cash flows.

Our dependence on three suppliers for substantially all the products we sell.

We depend on three suppliers for substantially all the products we sell. Any disruption or substantial decrease in the supply chain by any of these suppliers, as a result of a shortage of raw materials or otherwise, could disrupt or substantially decrease our inability to fulfill customer orders. If this occurred, particularly for an extended period, we may not be able to continue to offer these or similar products. This, in turn, could reduce our future sales. In such event, we may not be able to offset the lost in sales through substitution of product, price increases, or otherwise.

In addition, if any of these suppliers implemented unilateral price increases, we may not be able to pass such price increases to our customers and our profitability may be reduced. Further, if any of these suppliers failed to continue to supply product of adequate quality and in a timely fashion to us, this could adversely affect our future sales.

Any of these conditions could have a material adverse effect on our financial condition, results of operations and cash flows.

Our compliance with current laws and regulations or becoming subject to new or more stringent laws and regulations in the future.

The products we sell are subject to several federal, state and local laws and regulations in the U.S. and in other jurisdictions where we operate. These laws and regulations generally govern the composition, packaging, labeling and consumer safety of the products we sell, as well as the methods we use to market these products. In addition, the laws and regulations applicable to us and our products may become more stringent in the future. For example, the State of California enforces recent legislation that requires that “clear and reasonable” warnings be given to consumers who are exposed to chemicals known to the State of California to cause cancer or reproductive toxicity.

Although we actively seek to comply with the requirements of this and other state laws and regulations, there can be no assurance that we will not be adversely affected by future enforcement or other actions relating to this or similar legislation. Continued compliance with new and existing federal or state “safe-consumer-product” regulations, could also require the review and possible reformulation or relabeling of our products, as well as the possible removal of some products from the marketplace. If we were found to be in violation of new and existing regulations in the future, this could result in significant fines or damages and other enforcement actions, in addition to costs and expenses to defend the resulting claims.

Any of these conditions could have a material adverse effect on our financial condition, results of operations and cash flows.

The success of our efforts to register our trademarks and protect certain intellectual property rights.

We have applied for, or are in the process of applying for, trademark protection in the United States and in other jurisdictions where we operate or intend to operate in the future. We have secured U.S. trademarks and anticipate securing additional U.S. trademarks and foreign trademarks. Trademark protection is increasingly important to our growing business. If we failed to register or enforce our intellectual property rights under trademark registrations or our intellectual property rights were successfully challenged, this could have a material adverse effect on our financial condition, results of operations and cash flows.

Several our products utilize proprietary formulations and processes. Although currently we do not directly hold any patents, some of our key vendors have registered or applied for patent registrations to maintain exclusivity over the ingredients, formulation and processes, and the integrated products they supply to us. The Company reserves the right to join in any future actions to defend against any infringement on such patents that could adversely affect the products the Company sells. If our vendors and us were unsuccessful in protecting such intellectual property rights, this could have a material adverse effect on our financial condition, results of operations and cash flows.

Products sold by us being found to infringe on the intellectual property rights of others.

The industry in which we operate is competitive and characterized by the need for trademarks to protect intellectual property rights, and by claims of infringement or other violation of intellectual property rights. A third-party may assert that our products violate that party’s intellectual property rights. Any successful intellectual property claim against us in the future could result in significant financial liability and/or prevent us from selling the affected product afterwards. In addition, the resolution of infringement claims may require that we redesign our products, obtain licenses to use intellectual property belonging to third parties, or cease using the intellectual property altogether. Moreover, any intellectual property claim, regardless of its merits, could be expensive and time-consuming to defend against. As a result, claims based on allegations of infringement or other violations of intellectual property rights, regardless of the outcome, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Potential product liability claims could harm our business.

Historically, product liability claims have not been material to our business. However, we purchase product liability insurance to minimize the financial risks associated with such claims or potential claims. The sources of product liability insurance coverage in the U. S. are limited, product liability insurance policies contain many exclusions, and insurance rates are generally high, due to insurance industry trends and the rising cost of insurance in general. We believe our product liability insurance policies significantly reduce the potentially adverse financial impact to us resulting from most potential product liability claims. However, there can be no assurance that our product liability coverages are adequate to protect us sufficiently and against all potential claims. For example, if any of our products was found to have caused personal injury or damage to a consumer, we might be subjected to liability substantially in excess of our insurance coverages. Any of these conditions could have a material adverse effect on our financial condition, results of operations and cash flows.

We may not be able to successfully identify acquisition candidates or to successfully finance, complete and integrate desirable acquisitions.

In the past two years, we completed several acquisitions. We intend to to continue to grow our business both organically and by making strategic acquisitions of businesses and technologies that augment our product portfolio and complement our business competencies. However, there can be no assurance that we will identify suitable acquisition candidates, successfully finance and complete acquisitions, and successfully integrate the acquired businesses in the future. If suitable candidates are identified, we may be unable to reach agreeable terms to acquire such candidates or unable to obtain enough funds to finance such acquisitions. If we complete any acquisition in the future, we may be unable to successfully integrate the businesses acquired into our operations and business. Any of these conditions could have a material adverse effect on our financial condition, results of operations and cash flows.

Our stated intension to expand into foreign markets may expose us to foreign currency exchange rate fluctuations and other risks inherent to foreign operations.

Historically, a substantial portion of our sales have been to customers located in the U.S. As part of our growth strategies, we intend to pursue opportunities to also sell our products and services outside the U.S. As a result, our reported sales, expenses and cash flows in the future may be affected by fluctuations in foreign currency exchange rates and by conditions in the non-U.S. geographies we expand into. International operations can result in exposure to risks unique to such operations, including restrictive local label and other consumer regulations, exposure to import and export restrictions and tariffs, restrictive labor laws and regulations, frequent or unexpected changes in the regulatory environments, restrictions on the expatriation of cash, and potentially more recessionary conditions, higher inflation rates and political instability, compared to the U.S. Any of these conditions could have a material adverse effect on our financial condition, results of operations and cash flows.

The occurrence of natural disasters or acts of violence or terrorism.

The occurrence of natural disasters or acts of violence or terrorism in the geographies we operate now and in the future, could result in physical damage to our property, the temporary closure of a facility, the temporary or long-term disruption in the supply of products (or a substantial increase in the cost of those products) to us, the temporary or long-term reduction in our ability to sell products or an increase in the cost of those products sold in the future, and/or the temporary reduction in consumer demand for our products and services. In addition, if one or more natural disasters or acts of violence or terrorism were to impact our business, our insurance costs may rise significantly afterwards. Any of these conditions could have a material adverse effect on our financial condition, results of operations and cash flows.

If we are unable to comply with the financial reporting requirements mandated by the SEC’s regulations, investors may lose confidence in our financial reporting and the price of our common stock could decline.

If we fail to maintain effective internal controls over financial reporting, our ability to produce timely, accurate and reliable periodic financial statements could be impaired. If we do not maintain adequate internal control over financial reporting, investors could lose confidence in the accuracy of our periodic reports filed under the Exchange Act. Additionally, our ability to obtain additional financing could be impaired or a lack of investor confidence in the reliability and accuracy of our public reporting could cause our stock price to decline.

If securities or industry analysts do not publish research or reports about our business, if our operating results do not meet their expectations, or if they adversely change their recommendations regarding our common stock, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that securities or industry analysts publish about us or our business. We do not currently have, and may never obtain, research coverage by securities analysts. We do not have any control over these reports or analysts. If any of the analysts who cover the Company downgrades our stock, or if our operating results do not meet the analysts’ expectations, our stock price could decline. Moreover, if any of these analysts ceases coverage of the Company or fails to publish regular reports on our business, we could lose visibility in the financial markets, which in turn could cause our stock price and trading volume to decline.

If we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence in us and, as a result, the value of our securities.

The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In our Annual Reports on Form 10-K, we are required, under Section 404(a) of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment needed to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Section 404(b) of the Sarbanes-Oxley Act also generally requires an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, for as long as we remain a non-accelerated filer, we intend to take advantage of the exemption permitting us not to comply with the independent registered public accounting firm attestation requirement.

Our compliance with Section 404 of the Sarbanes-Oxley Act requires that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to timely and accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our securities could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements or insufficient disclosures due to error or fraud may occur and not be detected.

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our securities will be your sole source of gain for the foreseeable future.

Future sales and issuances of our common stock or rights to purchase our common stock, including pursuant to our equity incentive plans, will result in additional dilution of the percentage ownership of our stockholders and could cause our trading price to decline.

We expect that significant additional capital will be needed in the future to continue our planned operations. To raise capital, we may sell substantial amounts of common stock or securities convertible into or exchangeable for common stock. These future issuances of equity or equity-linked securities, together with the exercise of stock options and warrants granted in the future and any additional shares issued in connection with acquisitions, if any, may result in material dilution to our existing investors. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to those of holders of our common stock.

Our Board of Directors also expects to adopt an equity compensation plan to reward employees and consultants with grants of our common stock. Future equity incentive grants and issuances of common stock under our potential future equity compensation plans may have an adverse effect on the market price of our securities.

If there is significant downward pressure on the price of our common stock, it may encourage shareholders to sell shares by means of short sales or otherwise. Short sales involve the sale, usually with a future delivery date, of securities the seller does not own. Covered short sales are sales made in an amount not greater than the number of shares subject to the short seller’s right to acquire the securities, such as upon exercise of warrants. A holder of warrants may close out any covered short position by exercising all, or a portion, of its warrants, or by purchasing shares in the open market. In determining the source of shares to close out the covered short position, a holder of warrants will likely consider, among other things, the price of the securities available for purchase in the open market as compared to the exercise price of the warrants. The existence of a significant number of short sales generally causes the price of the security to decline, in part because it indicates that a number of market participants are taking a position that will be profitable only if the price of the security declines.

We will continue to incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance requirements as a result of our disclosed efforts to uplist our stock in the NASDAQ Capital Market.

We will continue to incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance requirements as a result of our planned uplisting to the NASDAQ Capital Market. As a public company, we will continue to incur significant legal, accounting and other expenses. For example, as a result of our planned uplisting to the NASDAQ Capital Market, we will be subject to mandatory reporting requirements of the Exchange Act which require, among other things, that we continue to file with the SEC annual, quarterly and current reports with respect to our business and financial condition, that we were not required to file as a voluntary reporting company (though we did file such reports with the SEC on a voluntary basis). We have incurred and will continue to incur costs associated with the preparation and filing of these SEC reports. Furthermore, after our planned uplisting to the NASDAQ Capital Market, we will be subject to mandatory new corporate governance and other compliance requirements. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the NASDAQ Capital Market have imposed various other requirements on public companies. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact (in ways we cannot currently anticipate) the way we operate our business. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we will incur additional expense to increase our director and officer liability insurance.

In addition, if and when we cease to be a smaller reporting company and become subject to Section 404(b) of the Sarbanes-Oxley Act, we will be required to furnish an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed time period, we will continue to be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to dedicate substantially greater internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that our independent registered public accounting firm, when required, will not be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

Our ability to uplist our common stock to the NASDAQ Capital Market is contingent on us meeting applicable initial listing criteria.

We intend to apply for our common stock to be listed on the NASDAQ Capital Market, a national securities exchange. Each exchange requires companies desiring to list their common stock to meet certain listing criteria including total number of stockholders; minimum stock price, total value of public float, and in some cases total shareholders’ equity and market capitalization. Our failure to meet such applicable listing criteria could prevent us from listing our common stock on either exchange. In the event we are unable to uplist our common stock, our common stock will continue to trade on the OTCQB market, which is generally considered less liquid and more volatile than a national securities exchange. Our failure to uplist our common stock could make it more difficult for you to trade our common stock, could prevent our common stock trading on a frequent and liquid basis and could result in the value of our common stock being less than it would be if we were able to uplist.

We intend to apply to uplist our securities to the NASDAQ Capital Market. The NASDAQ Capital Market may not list our securities for quotation that could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We intend to apply to be listed on the NASDAQ Capital Market, a national securities exchange. After giving effect to this offering, we expect to meet, on a pro forma basis, the NASDAQ Capital Market’s minimum initial listing standards, which generally only mandate that we meet certain requirements relating to stockholders’ equity, market capitalization, aggregate market value of publicly held shares bid price and distribution requirements. We cannot assure you that we will be able to meet those initial listing requirements. If the NASDAQ Capital Market does not list our common stock for trading on its exchange, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity with respect to our securities;

●	a determination that our shares of common stock are “penny stock,” which will require brokers trading in our shares of common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares of common stock;

●	a limited amount of news and analyst coverage for the Company; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our common stock will be listed on the NASDAQ Capital Market, such securities will be covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. Further, if we were no longer listed on the NASDAQ Capital Market, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

If our application to uplist is approved, our failure to meet the continued listing requirements of the NASDAQ Capital Market could result in a delisting of our common stock.

If our application to list our common stock on the NASDAQ Capital Market is approved, and thereafter we fail to satisfy the continued listing requirements of the NASDAQ Capital Market, such as the corporate governance requirements or the minimum closing bid price requirement, the Nasdaq Capital Market may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we anticipate that we would take actions to restore our compliance with the NASDAQ Capital Market’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to remain listed on the NASDAQ Capital Market, stabilize our market price, improve the liquidity of our common stock, prevent our common stock from dropping below the NASDAQ Capital Market’s minimum bid price requirement, or prevent future non-compliance with the NASDAQ Capital Market’s listing requirements.

Risks Incidental to our Information Technology Systems and Cybersecurity

We may be adversely affected by any disruption in our information technology systems.

We depend on our information technology systems to manage most of our major business functions, including sales processing, Elepreneur service and support, billings and collection, human resources and recordkeeping, and accounting and reporting. More specifically, we rely upon our information technology systems to procure and replenish inventory, to fulfill and ship customer orders, to coordinate our sales activities across several functional areas, to carry out our administrative activities, and to protect personal or sensitive information about our customers, Elepreneurs, employees, vendors and other business partners that we received in the ordinary course of our business. A substantial disruption in our information technology systems, particularly for any prolonged period, could result in delays in receiving product and in filling customer orders, and adversely affect our relationships with our customers, Elepreneurs, employees, vendors and other business partners, and damage our reputation and business.

As our operations rapidly grow in both size and scope, we continuously need to scale and upgrade our systems and infrastructure to meet increased demand, while preserving their reliability and integrity. Any expansion or upgrade to our systems and infrastructure will require us to commit substantial financial, operational, technical and human resources before the volume of our business increases, with no assurance that the volume of business will increase to the extent we expect or at all. Also, there can be no assurance that any system expansion or upgrade will provide us with the anticipated benefits and efficiencies, or that the costs of such system expansion or upgrade will not outweigh the benefits and efficiencies derived.

Any of these conditions could have a material adverse effect on our financial condition, results of operations and cash flows.

We may be adversely affected by potential acts of cyberterrorism.

Threats to information technology security can take a variety of forms. Individual and groups of hackers and sophisticated organizations, including state-sponsored organizations or nation-states, frequently commit cyberattacks that pose threats to government, military, educational and business institutions, among others. These actors could use a wide variety of methods, which could include the development and deployment of malicious software or exploiting vulnerabilities in hardware, software, or other infrastructure in order to gain access to networks and data, potentially compromising sensitive customer, employee, vendor or other information.

Cyberthreats are constantly evolving, making it increasingly difficult to prevent, detect and successfully defend against. A potential breach of our facilities, network or data security could disrupt the operations of our information technology systems and business, impair our ability to ship product or provide services to our customers, and potentially compromise the privacy of our data, including our confidential or technical business information. Any of these things could harm our reputation or competitive position, require us to allocate more resources to improve our systems, technologies and infrastructure, or otherwise adversely affect our business, financial condition, results of operations and cash flows.

Risks Incidental to our Preferred Shareholder Rights:

As of April 30, 2019, in the aggregate, there are 114,077,061 shares of our common stock (including the Class A common stock and the Class B convertible common stock) and 56,398,750 shares of our convertible preferred stock (including the Series A, the Series B, and the Series C preferred stock) issued and outstanding. The voting rights of each class of the Company’s securities are as follows: (a) each share of Class A common stock entitles the holder to one vote, (b) each share of Class B common stock entitles the holder to one vote, (c) each share of Series A preferred stock entitles the holder to one vote, (d) each share of Series B preferred stock entitles the holder to 1,000 votes, and (e) each share of Series C preferred stock entitles the holder to one vote. Each share of the Company’s Class B common stock, Series A preferred stock, Series B preferred stock, and Series C preferred stock is convertible into one share of the Company’s Class A common stock.

Pursuant to the Company’s articles of incorporation and the instruments governing the Company’s preferred stock, the consent of the holders of at least 86% of the shares of our Series B preferred stock outstanding is required for the Company to take certain corporate actions, including:

●	To declare and pay dividends and other distributions to stockholders, when a vote of all stockholders is not otherwise required to approve such dividends or other distributions;

●	To repurchase shares of the Company’s stock, directly or indirectly, when a vote of all stockholders is not otherwise required to approve such share repurchase;

●	To amend the Company’s articles of incorporation and the Company’s by-laws;

●	To issue new stock or debt, including issuances of shares out of treasury stock;

●	To sell or transfer a substantial part of the Company’s assets or to enter into merger transactions;

●	To complete certain acquisitions of other businesses;

●	To make material changes in the Company’s core business;

●	To enter into substantial contracts or incur substantial debt obligations;

●	To file for bankruptcy or enter into corporate dissolution, liquidation or insolvency proceedings; and

●	To make assignments for the benefit of creditors.

In addition, pursuant to the instruments governing the Company’s preferred stock, the affirmative vote of the holders of at least 86% of the shares of the Series A, the Series B, and the Series C preferred stock outstanding is required for the Board to declare and pay dividends and other distributions upon the shares of the Company’s common stock, unless, with respect to a cash dividend, the holders of the Company’s preferred stock (including the Series A, the Series B, and the Series C preferred stock) are to receive the same cash dividend as the common stock, on an if converted basis. Further, the shares of our preferred stock are senior to the shares of our common stock with regards to distributions in the event of the dissolution, liquidation, or winding up of the Company, whether voluntary or involuntary. The preferred shareholder rights discussed above may constitute a material limitation on our ability to take certain corporate actions, including the payment of cash dividends and other distributions, if any, to our common stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2. PROPERTIES

The following table provides the location for our most significant leased and owned facilities, as of April 30, 2019:

Location	Type of Facility	Sq. Feet
Leased Properties:
Plano, Texas	Corporate Headquarters	18,300
Addison, Texas	Warehouse/Office	10,300
Plano, Texas	Office	3,500

The Company’s main distribution center is controlled and operated by an independent logistics partner and is located near the Company’s corporate headquarters. That facility is not owned or leased by the Company.

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

We are subject to several U.S. federal, state and local laws and regulations. These laws and regulations govern, among other things, labor relations, the labeling and safety of the products we sell, and the methods we use to sell these products. We believe that we are in material compliance with all such laws and regulations, although no assurance can be provided that this will remain true indefinitely in the future.

Contingencies

In late January, 2019, the Company became aware of an unliquidated amount of potential liability arising out a series of cash advance loan transactions (“Transactions”) entered into by eight different sources and an entity owned by a former Company employee-insider. Without the knowledge of the Company and in contravention of the express provisions of the Nevada Revised Statutes and Bylaws of the Company, this former employee purported to obligate the Company (and two of the Company’s affiliates) to repay the amounts owed in connection with the Transactions.

At this time, the Company has resolved all of the debt associated with the Transactions at a substantial discount from the amounts alleged by the holders of such debt. Additionally, the Company has entered into a comprehensive agreement, secured by substantial assets, with the former employee-insider and the entity owned by the former Company employee-insider. Pursuant to such agreement, the former employee-insider and the entity owned and controlled by such former Company employee-insider are obligated jointly and severally to repay the Company all sums expended by the Company in the resolution of the Transactions. The amount expended by the Company, in connection with such resolution, is the sum of $3.4 million. At April 30, 2019, the Company has recorded a receivable of $3.4 million from the former employee-insider and the entity owned by the former Company employee-insider and is reported in accounts receivable, related party in our consolidated balance sheet.

Based on the foregoing, the Company does not believe that the ultimate resolution of this matter will have a material effect on its financial statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for the Registrant’s Common Equity

Market Information

Our common stock is traded under the symbol “SHRG” on the OTCQB Market, an over-the-counter stock market operated by OTC Markets Group Inc. Readers should be aware that over-the-counter market quotations may reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Sharing Services, Inc.’s common stock commenced trading on March 7, 2017 under the symbol SHRV. As disclosed earlier, in January 2019 the Company changed its corporate name to Sharing Services Global Corporation. The Company believes the new corporate name more closely reflects the Company’s strategic intent to grow its business both inside and outside the United States. In connection with the name change, effective April 4, 2019, the Company’s common stock commenced trading under symbol SHRG.

Holders

As of June 30, 2019, there were 127 stockholders of record of our common stock.

Dividends

We have not declared or paid dividends at any time during the two-year period ended April 30, 2019. We currently anticipate that we will retain future earnings to support reinvestments in our business and/or to repay outstanding debt from time to time. Any payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon, among other things, future operating earnings and cash flows, future capital requirements, contractual restrictions (including those contained in the agreements and instruments governing our debt and the certificates of designation of our convertible preferred stock) and general business conditions.

We are a Smaller Reporting Company, as defined in Rule 12b-2 of the Exchange Act. Accordingly, we have omitted certain other information required by Item 5 of this Annual Report as permitted by applicable scaled disclosure rules.

ITEM 6. SELECTED FINANCIAL DATA

We are a Smaller Reporting Company, as defined in Rule 12b-2 of the Exchange Act and, accordingly, have omitted the information required by Item 6 of this Annual Report as permitted by applicable scaled disclosure rules.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section reflects management’s views on the financial condition as of April 30, 2019 and 2018, and the results of operations and cash flows for the fiscal year ended April 30, 2019 and the period from May 5, 2017 (inception) to April 30, 2018, of Sharing Services Global Corporation (formerly Sharing Services, Inc.) and consolidated subsidiaries. This section is provided as a supplement to, and should be read in conjunction with, the Company’s audited consolidated financial statements and related notes to the consolidated financial statements contained in ITEM 8 of this Annual Report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations section may contain forward-looking statements. Please see “Cautionary Notice Regarding Forward-Looking Statements” located at the front of this report.

Highlights for the Fiscal Year Ended April 30, 2019:

●

For the fiscal year ended April 30, 2019, our consolidated net sales were $85.9 million, compared to $8.4 million for the period from May 5, 2017 (inception) to April 30, 2018. The Company is an emerging growth company, as defined by Rule 12b-2 of the Exchange Act, with no significant sales history prior to December 2017;

●

For the fiscal year ended April 30, 2019, our consolidated gross profit was $57.1 million, compared to $4.4 million for the period from May 5, 2017 (inception) to April 30, 2018, and our consolidated gross margin was 66.5% and 52.3%, respectively;

●	For the fiscal year ended April 30, 2019, our consolidated operating loss was $1.1 million, compared to $6.0 million for the period from May 5, 2017 (inception) to April 30, 2018;

●	For the fiscal year ended April 30, 2019, the change in the fair value of our derivative liabilities resulted in a net gain of $29.9 million, compared to a net loss of $29.2 million for the period from May 5, 2017 (inception) to April 30, 2018;

●	For the fiscal year ended April 30, 2019, our consolidated net earnings were $21.4 million, compared to a net loss of $35.8 million for the period from May 5, 2017 (inception) to April 30, 2018;

●	Fully diluted earnings per share were $0.09 for the fiscal year ended April 30, 2019, compared to basic and fully diluted loss per share of $0.56 for the period from May 5, 2017 (inception) to April 30, 2018;

●	For the fiscal year ended April 30, 2019, consolidated cash provided by our operating activities was $6.0 million, compared to cash used in our operating activities of $1.0 million for the period from May 5, 2017 (inception) to April 30, 2018;

●	During the fiscal year ended April 30, 2019, our aggregate borrowings under short-term financing arrangements were $5.6 million (resulting in net cash proceeds of $4.6 million);

●	During the fiscal year ended April 30, 2019, the Company issued 7,500,000 shares of its Series A convertible preferred stock, for a total value of $1,875,000, in connection with its previously disclosed acquisitions of equity interests in certain unconsolidated entities;

●	During the fiscal year ended April 30, 2019, the Company issued, in the aggregate, 21,470,620 shares of its Class A common stock to two executive officers upon the exercise of previously disclosed stock options and warrants; and

●	During the fiscal year ended April 30, 2019, the Company repurchased (and later retired) 30,000,000 shares of its Class A common stock from an unaffiliated stockholder.

Overview

Summary Description of Business

Sharing Services Global Corporation (“Sharing Services” or “the Company”) is a diversified company focused on reshaping how modern entrepreneurs succeed. The Company, through its subsidiaries, markets and sells its products and services directly to consumers, through its independent, entrepreneurial sales force. The Company’s current product offerings include its health and wellness product line. The Company currently operates several websites, including www.shrginc.com, www.elepreneur.com and www.elevacity.com.

The Company had no significant sales history prior to December 2017, when the Company launched its current health and wellness product line under the name “Elevate.” The Company’s Elevate product line consists of Nutraceutical products that the Company refers to as “D.O.S.E.” (which stands for: Dopamine, Oxytocin, Serotonin and Endorphins) and was developed by a wholly-owned subsidiary of the Company. The launch of this product line accelerated the Company’s growth and enabled the Company to expand its consolidated sales volume and operations at a rapid pace.

The Company has completed several acquisitions and purchases of equity interests in development stage businesses. The Company intends to continue to grow its business both organically and, subject to approval by its Board of Directors (the “Board”), by making strategic acquisitions from time to time of businesses and technologies that augment its product portfolio, complement its business competencies and fit its growth strategy.

Recent Corporate Name Change

As disclosed earlier, in January 2019, Sharing Services, Inc. changed its corporate name to Sharing Services Global Corporation to better reflect the Company’s strategic intent to grow its business globally. The corporate name change was approved by the Company’s shareholders and by its Board.

Convertible Notes and Borrowing Under Short-term Financing Arrangements

The Company had no significant sales history prior to December 2017 and, prior to the second quarter of its fiscal year ended April 30, 2019, had not generated positive cash flows from operations. Historically, the Company has funded a substantial portion of its liquidity and cash needs through the issuance of convertible notes and borrowings under short-term financing arrangements, as well as through the issuance of equity securities from time to time. Please see “Liquidity and Capital Resources” below for more information about the Company’s convertible notes and borrowings under short-term financing arrangements.

Results of Operations

Net Sales

For the fiscal year ended April 30, 2019, our consolidated net sales were $85.9 million, compared to $8.4 million for the period from May 5, 2017 (inception) to April 30, 2018. During each, the fiscal year ended April 30, 2019 and the period from May 5, 2017 (inception) to April 30, 2018, the Company derived approximately 97% of its consolidated net sales from the sale of its Elevate health and wellness product line, launched in December 2017.

Gross Profit

For the fiscal year ended April 30, 2019, our consolidated gross profit was $57.1 million, compared to $4.4 million for the period from May 5, 2017 (inception) to April 30, 2018, and our consolidated gross margin was 66.5% and 52.3%, respectively. During the fiscal year ended April 30, 2019, our consolidated gross margin benefited from economies of scale, as the volume of product shipped increased compared to the prior year period, and selective price increases implemented in the current fiscal year, partially offset by expenses associated with ramping up warehousing capacity to meet increased sales activity in the current fiscal year.

Selling and Marketing Expenses

For the fiscal year ended April 30, 2019, our consolidated selling and marketing expenses were $44.0 million, or 51.2% of consolidated net sales, compared to $5.4 million, or 65.0% of consolidated net sales. The increase in consolidated selling and marketing expenses principally consists of incremental sales commissions of $36.5 million and higher expenses primarily associated with promotional trade shows of $1.7 million.

Research and Development expenses

In the period from May 5, 2017 (inception) to April 30, 2018, our consolidated research and development expenses were $836,640, and consisted of marketing and consulting services, tools, websites, video production, and event management services provided to the Company by Alchemist Holdings. Please see related party transactions in Note 14 of the Notes to Consolidated Financial Statements in ITEM 8 — “Financial Statements and Supplementary Data” contained elsewhere in this Annual Report. There we no comparable expenses incurred in the fiscal year ended April 30, 2019.

General and Administrative Expenses

For the fiscal year ended April 30, 2019, our consolidated general and administrative expenses (which include corporate employee compensation and benefits, share-based compensation, professional fees, rent and other occupancy costs, certain consulting fees, telephone and information technology expenses, insurance premiums, and other administrative expenses) were $14.3 million, or 16.6% of consolidated net sales compared to $4.1 million, or 49.1% of consolidated net sales, in the fiscal year 2018. The increase in consolidated general and administrative expenses principally consisted of employee compensation and benefits of $3.5 million, incremental consulting and contract labor expenses of $1.5 million, higher legal and other professional fees of $1.6 million, higher state and local taxes of $1.1 million, higher rent and other occupancy costs of $0.7 million, and higher insurance and other administrative expenses.

Interest Expense

For the fiscal year ended April 30, 2019, our consolidated interest expense (including amortization of debt discount of $1.1 million) was $1.7 million. Excluding amortization of debt discount, consolidated interest expense primarily includes interest charges of $254,367 associated with our convertible notes and interest charges of $348,639 associated with short-term borrowings under financing arrangements.

For the period from May 5, 2017 (inception) to April 30, 2018, our consolidated interest expense (excluding amortization of debt discount of $448,884) was $122,643 and consisted primarily of interest charges associated with our convertible notes.

Loss on Impairment of Assets and Other Non-operating Expenses

In the fiscal year ended April 30, 2019, the Company recognized an impairment loss in the aggregate amount of $4.4 million in connection with its investments in unconsolidated entities as a result of an other than temporary decline in the value of the Company’s investment in 212 Technologies, LLC; 561 LLC; America Approved Commercial LLC; Medical Smart Care LLC; and LEH Insurance Group LLC, as further discussed on Note 8 of the Notes to Consolidated Financial Statements in ITEM 8 — “Financial Statements and Supplementary Data” contained elsewhere in this Annual Report. In addition, the Company recognized a provision for losses of $655,789 in connection with a note receivable, a loss contingency of $300,000 and impairment losses of $245,250 in connection with certain other investment assets.

Net Change in Fair Value of Derivative Liabilities

For the fiscal year ended April 30, 2019, the change in the fair value of our derivative liabilities resulted in a net gain of $29.9 million, compared to a net loss of $29.2 million for the period from May 5, 2017 (inception) to April 30, 2018. The Company accounts for the conversion features of its convertible notes, stock options and stock warrants under Accounting Standards Codification (“ASC”) Topic No. 815.

Provision for Income Taxes

The Company is an emerging growth company with a history of operating losses and has not generated pre-tax earnings in the past. The Company has not recorded an income tax provision (benefit) in its consolidated financial statements for the periods included in this Annual Report. Please see Note 2 of the Notes to Consolidated Financial Statements in ITEM 8 — “Financial Statements and Supplementary Data” contained elsewhere in this Annual Report for information about the Company’s accounting policies regarding accounting for income taxes.

Net Earnings (Loss) and Earnings (Loss) per Share

As a result of the foregoing, for the fiscal year ended April 30, 2019, our consolidated net earnings were $21.4 million compared to a consolidated net loss was $35.8 million for the period from May 5, 2017 (inception) to April 30, 2018. For the fiscal year ended April 30, 2019, fully diluted earnings per share were $0.09 compared to basic and fully diluted loss per share of $0.56 for the period from May 5, 2017 (inception) to April 30, 2018.

Liquidity and Capital Resources

We broadly define liquidity as our ability to generate sufficient cash, from internal and external sources, to meet our obligations and commitments. We believe that, for this purpose, liquidity cannot be considered separately from capital resources.

Cash and Cash Equivalents

As of April 30, 2019 and 2018, cash and cash equivalents were $3.9 million and $768,268, respectively. Based upon the current level of operations and investments necessary to grow our business, we anticipate that existing cash balances and funds expected to be generated by operations will likely not be sufficient to consistently meet our working capital requirements and to fund potential acquisitions and anticipated capital expenditures, including investments in information technology infrastructure, over the next 12 months. Accordingly, we intend to obtain additional financing from time to time through the issuance of equity securities, and secured and unsecured debt, including convertible notes and borrowings under short-term financing arrangements, as needed to fund our working capital needs and our growth. Please see “If we incur losses and/or are unable to generate sustained positive cash flows from operations to fund our working capital needs, including servicing our debt” and “Our ability to obtain additional financing to implement our business strategies” contained in ITEM 1A – Risk Factors of this Annual Report.

Historical Cash Flows

Historically, our primary sources of cash have been capital transactions, involving the issuance of equity securities and debt (please see “Recent Issuances of Equity Securities” and “Short-term Borrowings and Convertible Notes” below) and funds provided by operating activities, while our primary uses of cash have been for operating activities, capital expenditures and debt service in the ordinary course of our business.

The following table shows our sources and uses of cash for the fiscal year ended April 30, 2019, compared to the period from May 5, 2017 (inception) to April 30, 2018:

	Fiscal Year Ended April 30, 2019	Period from May 5, 2017 (Inception) to April 30, 2018	Increase (Decrease)
Net cash provided by (used in) operating activities	$6,039,019	$(1,006,272)	$7,045,291
Net cash used in investing activities	(4,868,653)	(411,852)	4,456,801
Net cash (used in) provided by financing activities	1,973,501	2,186,392	(212,891)
Net increase in cash and cash equivalents	$3,143,867	$768,268	$2,375,599

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities changed by $7.0 million to $6.0 million for the fiscal year ended April 30, 2019, compared to net cash used in operating activities of $1.0 million for the period from May 5, 2017 (inception) to April 30, 2018. This change was primarily due to a decrease of $4.9 million in our consolidated operating loss and net changes in operating assets and liabilities of $2.3 million.

Net Cash Used in Investing Activities

Net cash used in investing activities increased by $4.5 million to $4.87 million for the fiscal year ended April 30, 2019, compared to the period from May 5, 2017 (inception) to April 30, 2018. The increase is primarily due to increase in due to/from related parties of $3,746,314, incremental issuances of notes receivable of $530,986 and an increase of $170,896 in capital expenditures, consisting primarily of furniture and fixtures, computer equipment, and leasehold improvements.

Net Cash Provided by Financing Activities

Net cash provided by financing activities decreased by $212,891 to $2.0 million for the fiscal year ended April 30, 2019, compared to the period from May 5, 2017 (inception) to April 30, 2018. This decrease was due to lower net proceeds of $922,545 from issuances of equity securities, partially offset by higher net proceeds of $709,654 from borrowings under promissory notes (including convertible notes and short-term financing arrangements).

Acquisitions

The Company has completed several acquisitions and purchases of equity interest in development stage businesses as part of the Company’s growth strategy. The Company had no significant sales history prior to December 2017 and has funded a substantial portion of these acquisitions through the issuance of equity securities.

Subject to approval by the Board, the Company intends to continue to make strategic acquisitions and purchases of equity interests in business that complement its business competencies and growth strategy. Such acquisitions and purchases of equity interests are expected to be funded with cash and cash equivalents, cash provided by operations, and the issuance of equity securities and debt.

Recent Issuances of Equity Securities

Common Stock (Classes A and B)

●	In the fiscal year ended April 30, 2019, the Company issued 870,000 shares of its Class A common stock at $0.25 per share, in exchange for proceeds of $217,500, in connection with stock subscription agreements;

●	In the fiscal year ended April 30, 2019, the Company also issued 449,851 shares of its Class A common stock, in exchange for professional services valued at $119,000;

●	As disclosed earlier, in the fiscal year ended April 30, 2019, the Company issued, in the aggregate, 21,470,620 shares of its Class A common stock to two executive officers, at an exercise price of $0.0001 per share, in connection with the exercise of options and warrants granted in conjunction with employment agreements disclosed previously;

●

In the fiscal year ended April 30, 2019, holders of 51,315,790 shares of the Company’s Series A preferred stock converted their holdings into 51,315,790 shares of the Company’s Class A common stock, holders of 600,000 shares of the Company’s Series C preferred stock converted their holdings into 600,000 shares of the Company’s common stock, and holders of the Company’s convertible promissory notes converted $15,000 in notes principal and $1,000 in accrued interest into 3,200,000 shares of the Company’s Class A common stock, as permitted by the terms of the respective equity and debt instruments;

●	As disclosed earlier, in December 2018, the Company repurchased (and later retired) 30,000,000 shares of its Class A common stock from Foshan City Shunde District Cheering Garden Tools Co., LTD; and

●	As of April 30, 2019, there were 104,077,061 shares of our Class A common stock and 10,000,000 shares of our Class B common stock issued and outstanding.

Series A and Series B Convertible Preferred Stock

●	In the fiscal year ended April 30, 2019, the Company issued 3,125,000 shares of its Series A preferred stock in connection with its previously disclosed acquisition of equity interests in 561, LLC and 3,125,000 shares of its Series A preferred stock in connection with its previously disclosed acquisition of equity interests in America Approved Commercial LLC;

●

In the fiscal year ended April 30, 2019, the Company issued 1,000,000 shares of its Series A preferred stock in connection with its previously disclosed acquisition of a 40% equity interest in LEH Insurance Group LLC and 250,000 shares of its Series A preferred stock in connection with its previously disclosed acquisition of a 40% equity interests in Medical Smart Care LLC;

●	In the fiscal year ended April 30, 2019, holders of 51,315,790 shares of the Company’s Series A preferred stock converted their holdings into 51,315,790 shares of the Company’s Class A common stock; and

●	As of April 30, 2019, there were 42,878,750 shares of our Series A preferred stock and 10,000,000 shares of our Series B preferred stock issued and outstanding.

Series C Convertible Preferred Stock

●	In the fiscal year ended April 30, 2019, the Company issued 170,000 shares of its Series C preferred stock at a price of $0.25 per share, in exchange for proceeds of $42,500, in connection with stock subscription agreements and holders of 600,000 shares of the Company’s Series C preferred stock converted their holdings into 600,000 shares of the Company’s common stock; and

●	As of April 30, 2019, there were 3,520,000 shares of our Series C preferred stock issued and outstanding.

Short-term Borrowings and Convertible Notes

Borrowings Under Short-term Financing Arrangements

During the fiscal year ended April 30, 2019, our aggregate borrowings under short-term financing arrangements with third-party institutions were $5.6 million (resulting in net cash proceeds of $4.6 million). As of April 30, 2019, outstanding borrowings under short-term financing arrangements were $2.1 million, net of unamortized debt discount of $379,777. Please see Note 9 of the Notes to Consolidated Financial Statements in ITEM 8 — “Financial Statements and Supplementary Data” contained elsewhere in this Annual Report for more information about the Company’s’ short-term financing arrangements.

In May 2018, the Company entered into an agreement with Global Payroll Gateway (“GPG”) pursuant to which GPG provides certain wholesale merchant services to the Company and its subsidiaries. In connection with the agreement, in May 2018, GPG granted Sharing Services an interest-free loan in the amount of $500,000 and, in August 2018, GPG granted Sharing Services an interest-free loan in the amount of $500,000. Borrowings under both loans were paid in full in the fiscal year 2019.

On November 2, 2018, the Company entered into a financing agreement with Funders Cloud LLC, d/b/a Syndimate (“Syndimate”), pursuant to which the Company agreed to sell to Syndimate certain future trade receipts in the aggregate amount of $330,000. Net proceeds from this transaction were $239,000 and were net of an initial financing fee of $11,000 and applicable financing costs, calculated at an annual percentage rate (“APR”) of 86%. Under the terms of the agreement, borrowings are payable in equal daily installments of approximately $2,063 over a term of approximately five and one-half months. Borrowings under the agreement were paid in full in the fiscal year 2019.

On November 27, 2018, the Company entered into a financing agreement with Libertas Funding LLC (“Libertas”) pursuant to which the Company agreed to sell to Libertas certain future trade receipts in the aggregate amount of $635,000. Net proceeds from this transaction were $490,000 and were net of an initial financing fee of $10,000 and applicable financing costs, calculated at an APR of 76%. Under the terms of the agreement, borrowings are payable in equal daily installments to Libertas of approximately $4,320, subject to change at the Company’s discretion, over a term of approximately five months. At April 30, 2019, the unpaid balance remaining under the loan was $169,709, net of unamortized debt discount of $13,114 and unamortized debt origination fees of $2,925.

On November 30, 2018, the Company entered into a financing agreement with eMerchant Advance LLC (“eMerchant”) pursuant to which the Company agreed to sell to eMerchant certain future trade receipts in the aggregate amount of $635,000. Net proceeds from this transaction were $485,000 and were net of an initial financing fee of $15,000 and applicable financing costs, calculated at an APR of 76%. Under the terms of the agreement, borrowings are payable in equal daily installments to eMerchant of approximately $4,320, subject to change at the Company’s discretion, over a term of approximately five months. As of April 30, 2019, the unpaid balance remaining under the loan was $192,994, net of unamortized debt discount of $18,272 and unamortized debt origination fees of $4,694.

On December 11, 2018, the Company entered into a Loan Agreement and Promissory Note (“loan agreement”) with GPG pursuant to which the Company borrowed the principal amount of $1,000,000. Borrowings under the loan agreement bear interest at 10% per annum and are payable in 51 equal weekly installments of $21,153.85 and a final installment of $21,153.65, with all amounts due and payable by December 11, 2019. Borrowings are pre-payable without penalty, at the option of the Company. As of April 30, 2019, the unpaid balance remaining under the loan was $634,615, net of unamortized debt discount of $63,462.

On March 5, 2019, the Company entered into a financing agreement with Trust Capital LLC (“Trust Capital”) pursuant to which the Company agreed to sell to Trust Capital certain future trade receipts in the aggregate amount of $650,000. Net proceeds from this transaction were $460,715 and were net of an initial financing fee of $39,285 and applicable financing costs calculated at an APR of 80%. Under the terms of the agreement, borrowings are payable in equal daily installments to Trust Capital of approximately $5,159, subject to change at the Company’s discretion, over a term of approximately six months. As of April 30, 2019, the unpaid balance remaining under the financing agreement was $373,012, net of unamortized debt discount of $80,586 and unamortized debt origination fees of $10,714.

On March 5, 2019, the Company entered into a financing agreement with eMerchant pursuant to which the Company agreed to sell to eMerchant certain future trade receipts in the aggregate amount of $650,000. Net proceeds from this transaction were $460,000 and were net of an initial financing fee of $40,000 and applicable financing costs calculated at an APR of 79%. Under the terms of the agreement, borrowings are payable in equal daily installments to eMerchant of approximately $5,159, subject to change at the Company’s discretion, over a term of approximately six months. As of April 30, 2019, the unpaid balance remaining under the financing agreement was $379,852, net of unamortized debt discount of $83,918 and unamortized debt origination fees of $10,833.

On March 6, 2019, the Company entered into a financing agreement with Libertas pursuant to which the Company agreed to sell to Libertas certain future trade receipts in the aggregate amount of $650,000. Net proceeds from this transaction were $460,000 and were net of an initial financing fee of $40,000 and applicable financing costs calculated at an APR of 80%. Under the terms of the agreement, borrowings are payable in equal daily installments to Libertas of approximately $5,159, subject to change at the Company’s discretion, over a term of approximately six months. As of April 30, 2019, the unpaid balance remaining under the financing agreement was $373,026, net of unamortized debt discount of $80,545 and unamortized debt origination fees of $10,714.

Convertible Notes Payable

As of April 30, 2019 and 2018, convertible notes payable of $870,567 and $253,175, respectively, were outstanding, net of unamortized debt discount of $34,433 and $816,825, respectively. Please see Note 11 of the Notes to Consolidated Financial Statements in ITEM 8 — “Financial Statements and Supplementary Data” contained elsewhere in this Annual Report for more information about our Convertible Notes Payable.

Capital Resources

As of April 30, 2019, the Company does not have material commitments for capital expenditures. During the fiscal year ended April 30, 2019, our consolidated capital expenditures were $296,353, consisting of the purchase of primarily furniture and fixtures, computer equipment, and leasehold improvements in the ordinary course of our business.

Contractual Obligations

The following table summarizes the payments due by fiscal year under our contractual obligations outstanding at April 30, 2019:

	Payments Due in the Fiscal Year Ending April 30,
	2020	2021-2022	2023-2024	Thereafter	Total
Debt obligations, including interest obligations(a)	$3,377,499	$-	$74,033	$-	$3,451,532
Obligations under operating leases(b)	597,843	839,370	72,069	-	1,509,282
Purchase obligations(c)	-	-	-	-	-
Total	$3,975,342	$839,370	$146,102	$-	$4,960,814

(a)	The information in the table above with regards to our debt obligations is based on the current terms of such debt obligations and does not reflect any assumptions about future interest rates or our potential refinancing of such debt.
(b)	Obligations under operating leases do not reflect the impact of assumptions regarding renewal options available under the terms of the lease agreements.
(c)	Purchase obligations do not include purchase orders issued in the normal course of business.

Off-Balance Sheet Financing Arrangements

As of April 30, 2019 and 2018, the Company was not a party to letters of credits or off-balance sheet financing arrangements, other than operating leases incurred in the ordinary course of its business. Under accounting principles generally accepted in the United States, future obligations under operating leases are not currently reported on the balance sheet. The Company’s minimum contractual obligation under operating leases are included in the Contractual Obligations table shown above.

Inflation

We believe inflation did not have a material effect on our operations during the periods covered by this Annual Report.

Critical Accounting Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at each balance sheet date, reported amount of revenues and expenses for each reporting period presented, and related disclosures of contingent liabilities. Actual results may differ from these estimates. We believe the Company’s estimates and assumptions are reasonable.

Our critical accounting estimates relate to the valuation of inventory, assessment of long-lived assets for impairment and the valuation of derivative liabilities.

Valuation of Inventory - Our inventory is stated at the lower of cost, determined using the first-in, first-out (“FIFO”) method, or net realizable value. Determining the net realizable value of inventory involves the use of judgment. In assessing the net realizable value of inventory, we consider factors including estimates of the future demand for our products, historical turn-over rates, and the age and sales history of the inventory. When necessary, we adjust the carrying value of inventory for estimated inventory shrinkage and damage. We estimate inventory shrinkage between physical counts and product damage based upon our historical experience. Actual results differing from these estimates could significantly affect our inventory and cost of products sold. We take physical counts of all inventory on hand, at least annually and adjust our financial statements to match actual quantities counted.

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

Valuation of Derivative Liabilities - Our convertible notes and stock warrants are classified as a liability, under GAAP, since the conversion options are effective at issuance. Prior to the fiscal year 2019, there was no explicit limit to the number of shares issuable upon conversion of certain of our convertible notes due to material contingencies affecting the conversion rate. The Company uses a multi-nominal lattice pricing model to calculate the fair value of these liabilities. The multi-nominal lattice pricing model requires six data inputs: (1) the contractual exercise, conversion or strike price, (2) the expected life (in years), (3) the risk-free interest rate, (4) the current stock price, (5) the expected volatility for the Company’s common stock, and (6) the expected dividend yield. Changes to these data inputs could result in a significantly higher or lower fair value measurement.

Recent Accounting Pronouncements and Accounting Changes

The Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, using the cumulative effect transition method, effective May 1, 2018. The Company derives revenue from the sale of health and wellness product line, and subscription-based travel and similar services. The Company receives sales orders online and through its “back-office” operations, which creates a contract and establishes the transaction price. The Company recognizes revenue upon satisfaction of its performance obligation when it transfers control of the promised goods and services to the customer. With respect to products and services sold, the performance obligation is satisfied upon shipment of the product and delivery of the service to the customer. With respect to subscription-based services, including Elepreneur membership fees, the performance obligation is satisfied over time (generally one year or less). The timing of revenue recognition may differ from the time when we invoice and/or collect payment under the terms of the contract. Deferred sales revenue (refund liability) associated with our customers’ right of return was $194,042 and $0.0 at April 30, 2019 and 2018, respectively, and was reported in accrued and other liabilities on our consolidated balance sheets. A right to recover asset (for the cost of goods sold) associated with such right of return was $65,257 at April 30, 2019 and is reported in other current assets on our consolidated balance sheet. In addition, at April 30, 2019, deferred revenue associated with performance obligations to be satisfied was $1,598,162 and a right to recover asset (for the cost of goods sold) associated with such product sales was $600,401 and is reported in inventory on our consolidated balance sheet.

Deferred revenue associated with our performance obligation for services offered on a subscription basis was $515,087 as of April 39, 2019, is expected to be recognized over one year and was reported in accrued and other liabilities on our consolidated balance sheets.

Please see Note 2 of the Notes to Consolidated Financial Statements in ITEM 8 — “Financial Statements and Supplementary Data” contained elsewhere in this Annual Report for additional information about recent accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a Smaller Reporting Company, as defined in Rule 12b-2 of the Exchange Act, and, accordingly, are not required to provide the information required by Item 7A of this Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SHARING SERVICES GLOBAL CORPORATION

Index to Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm	26

Consolidated Balance Sheets as of April 30, 2019 and 2018	27

Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal year ended April 30, 2019 and the period from Inception (May 5, 2017) to April 30, 2018	28

Consolidated Statements of Cash Flows for the fiscal year ended April 30, 2019 and the period from Inception (May 5, 2017) to April 30, 2018	29

Consolidated Statements of Stockholders’ Equity (Deficit) for the fiscal year ended April 30, 2019 and the period from Inception (May 5, 2017) to April 30, 2018	30

Notes to the consolidated financial statements	31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Sharing Services Global Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Sharing Services Global Corporation, formerly Sharing Services, Inc. (the “Company”) as of April 30, 2019 and 2018, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the fiscal year ended April 30, 2019 and the period from inception (May 5, 2017) to April 30, 2018 and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2019 and 2018, and the results of its operations and its cash flows for the fiscal year ended April 30, 2019 and the period from inception (May 5, 2017) to April 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Rancho Santa Margarita, California

July 10, 2019

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

April 30, 2019 and 2018

	As of April 30,
	2019	2018
ASSETS
Current Assets
Cash and cash equivalents	$3,912,135	$768,268
Accounts receivable, net	4,406,704	1,556,472
Accounts receivable, related party	3,446,114	-
Notes receivable, net	425,197	275,000
Inventory	2,882,869	236,335
Other current assets	373,310	145,636
Total Current Assets	15,446,329	2,981,711

Security deposits	42,670	21,055
Property and equipment, net	307,524	118,465
Investments in unconsolidated entities	207,500	2,757,188
TOTAL ASSETS	$16,004,023	$5,878,419

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$1,107,786	$525,075
Notes payable	2,123,208	35,000
Accrued sales commissions payable, including, in 2019, $1,365,705 payable with stock warrants	7,402,659	2,091,081
Accrued and other current liabilities	5,818,061	1,498,326
Current portion of convertible notes payable, net of unamortized debt discount of $772,398 in 2018	855,000	247,602
Derivative liabilities	-	30,488,655
Total Current Liabilities	17,306,714	34,885,739

Convertible notes payable, net of unamortized debt discount of $34,433 and $44,427 in 2019 and 2018, respectively	15,567	5,573
TOTAL LIABILITIES	17,322,281	34,891,312
Commitments and contingencies
Stockholders’ Deficit
Preferred stock, $0.0001 par value, 200,000,000 shares authorized:
Series A convertible preferred stock, $0.0001 par value, 100,000,000 shares designated; 42,878,750 and 86,694,540 shares issued and outstanding in 2019 and 2018, respectively	4,288	8,669
Series B convertible preferred stock, $0.0001 par value, 10,000,000 shares designated; 10,000,000 shares issued and outstanding	1,000	1,000
Series C convertible preferred stock, $0.0001 par value, 10,000,000 shares designated; 3,520,000 and 3,950,000 shares issued and outstanding in 2019 and 2018, respectively	352	395
Common Stock, $0.0001 par value, 500,000,000 Class A shares authorized, 104,077,061 shares and 56,170,000 shares issued and outstanding in 2019 and 2018, respectively	10,408	5,617
Common Stock, $0.0001 par value, 10,000,000 Class B shares authorized, 10,000,000 shares issued and outstanding	1,000	1,000
Additional paid in capital	31,870,020	25,423,589
Shares to be issued	21,000	196,500
Stock subscriptions receivable	(114,405)	(114,405)
Accumulated deficit	(33,111,921)	(54,535,258)
Total Stockholders’ Deficit	(1,318,258)	(29,012,893)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$16,004,023	$5,878,419

The accompanying notes are an integral part of these consolidated financial statements.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FISCAL YEAR ENDED APRIL 30, 2019 AND PERIOD FROM

INCEPTION (MAY 5, 2017) to APRIL 30, 2018

	Fiscal Year Ended April 30,
	2019	2018 (1)
Net sales	$85,923,221	$8,392,169
Cost of goods sold	28,796,936	4,000,167
Gross profit	57,126,285	4,392,002
Operating expenses
Selling and marketing expenses	43,956,495	5,454,218
Research and development expenses	-	836,640
General and administrative expenses	14,269,984	4,116,837
Total operating expenses	58,226,479	10,407,695
Operating loss	(1,100,194)	(6,015,693)
Other income (expense)
Interest expense, net	(1,724,396)	(567,968)
Loss on impairment of assets and other non-operating expenses	(5,645,727)	-
Change in fair value of derivative liabilities	29,893,654	(29,201,597)
Total other income (expense), net	22,523,531	(29,769,565)
Earnings (loss) before income taxes	21,423,337	(35,785,258)
Income tax provision (benefit)	-	-
Net earnings (loss)	$21,423,337	$(35,785,258)
Earnings (loss) per share:
Basic	$0.27	$(0.56)
Diluted	$0.09	$(0.56)
Weighted average shares:
Basic	80,487,890	64,249,028
Diluted	239,810,239	64,249,028

(1)	Represents results of operations for the period from inception (May 5, 2017) to April 30, 2018.

The accompanying notes are an integral part of these consolidated financial statements.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

FISCAL YEAR ENDED APRIL 30, 2019 AND PERIOD FROM

INCEPTION (MAY 5, 2017) to APRIL 30, 2018

	Fiscal Year Ended April 30,
	2019	2018 (1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$21,423,337	$(35,785,258)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	83,035	10,853
Stock-based compensation expense	3,554,451	3,092,650
Amortization of debt discount	1,154,510	398,884
Provision for uncollectible note receivable	655,789	-
Loss on prepayment of convertible notes	123,435	-
Loss on impairment of investment and other	4,532,408	-
Change in fair value of derivative liabilities	(29,893,654)	29,141,597
Changes in operating assets and liabilities:
Accounts receivable	(2,850,232)	(1,556,472)
Inventory	(2,704,423)	(236,335)
Other current assets	(226,675)	(165,565)
Security deposits	(21,615)	-
Accounts payable	582,710	518,896
Accrued and other liabilities	9,525,943	3,574,478
Net Cash Provided by (Used in) Operating Activities	6,039,019	(1,006,272)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property and equipment	(296,353)	(125,457)
Cash (for) from acquisitions, net of cash paid of $45,000 in 2018	(20,000)	5,105
Due to related parties	(3,746,314)	(16,500)
Issuance of notes receivable	(805,986)	(275,000)
Net Cash Used in Investing Activities	(4,868,653)	(411,852)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable	325,000	1,259,000
Repayment of convertible notes payable	(604,435)	(201,000)
Proceeds from promissory notes payable	4,574,000	-
Repayment of promissory notes payable	(2,526,911)	-
Proceeds from issuance of convertible preferred stock	40,000	800,742
Proceeds from issuance of common stock	165,847	327,650
Net Cash Provided by Financing Activities	1,973,501	2,186,392

Increase in cash and cash equivalents	3,143,867	768,268
Cash and cash equivalents, beginning of period	768,268	-
Cash and cash equivalents, end of period	$3,912,135	$768,268

Supplemental cash flow information
Cash paid for interest	$497,904	$43,475
Cash paid for taxes	$-	$-
Supplemented disclosure of non-cash investing and financing activities:
Convertible preferred stock issued for acquisitions	$1,875,000	$2,657,188
Derivative liability recognized as debt discount	325,000	$1,199,000
Common stock repurchased in exchange for promissory note	300,000	-
Payable for equity investments	$-	$45,000

(1)	Represents cash flows for the period from inception (May 5, 2017) to April 30, 2018.

The accompanying notes are an integral part of these consolidated financial statements.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FISCAL YEAR ENDED APRIL 30, 2019 AND PERIOD FROM INCEPTION (MAY 5, 2017) to APRIL 30, 2018

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Class A and Class B Common Stock		Additional		Shares
	Number of	Par	Number of	Par	Number of	Par	Number of	Par	Paid In	Subscription	to be	Accumulated
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Receivable	Issued	Deficit	Total
Balance - May 5, 2017 (Inception)	-	$-	-	$-	-	$-	-	$-	$-	$-	$-	$-	$-
Issuance of Series B preferred stock and Class B Common Stock for intangible assets with no value	-	-	10,000,000	1,000	-	-	10,000,000	1,000	(2,000)	-	-	-	-
Reverse acquisition adjustment	-	-	-	-	-	-	53,360,000	5,336	(186,202)	-	82,500	-	(98,366)
Preferred shares issued for equity investments	10,628,750	1,063	-	-	-	-	-	-	2,656,125	-	-	-	2,657,188
Preferred shares issued for acquisition of subsidiary under common control	75,000,000	7,500	-	-	-	-	-	-	18,742,500	-	-	(18,750,000)	-
Common share subscriptions received in advance	-	-	-	-	-	-	-	-	-	-	196,500	-	196,500
Common stock issued for cash	-	-	-	-	-	-	1,310,000	131	327,369	(12,500)	-	-	315,000
Preferred stock issued for cash	-	-	-	-	3,950,000	395	-	-	987,105	(101,905)	(82,500)	-	803,095
Common stock issued for professional services	-	-	-	-	-	-	1,500,000	150	1,042,350	-	-	-	1,042,500
Preferred stock issued for professional services	1,065,790	106	-	-	-	-	-	-	266,342	-	-	-	266,448
Share-based compensation expense	-	-	-	-	-	-	-	-	1,590,000	-	-	-	1,590,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	(35,785,258)	(35,785,258)
Balance - April 30, 2018	86,694,540	8,669	10,000,000	1,000	3,950,000	395	66,170,000	6,617	25,423,589	(114,405)	196,500	(54,535,258)	(29,012,893)
Preferred shares issued for equity investments	7,500,000	750	-	-	-	-	-	-	1,874,250			-	1,875,000
Common stock issued for cash	-	-	-	-	-	-	870,000	87	217,413	-	(215,000)	-	2,500
Preferred stock issued for cash	-	-	-	-	170,000	17			42,483	-	(2,500)	-	40,000
Common stock issued for professional services	-	-	-	-	-	-	449,851	45	118,955	-	2,000	-	121,000
Common share subscriptions received in advance	-	-	-	-	-	-	-	-	-	-	40,000	-	40,000
Warrants issued for common stock	-	-	-	-	-	-	-	-	(258,132)	-	-	-	(258,132)
Reclassification of derivative	-	-	-	-	-	-	-	-	1,178,132	-	-	-	1,178,132
Preferred stock conversions	(51,315,790)	(5,131)			(600,000)	(60)	51,915,790	5,191	-	-	-	-	-
Conversions of debt	-	-	-	-	-	-	3,200,000	320	15,680	-	-	-	16,000
Repurchase and retirement of common stock	-	-	-	-	-	-	(30,000,000)	(3,000)	(297,000)	-	-	-	(300,000)
Share-based compensation expense	-	-	-	-	-	-			3,554,451	-	-	-	3,554,451
Stock option and warrant exercised	-	-	-	-	-	-	21,471,420	2,148	200	-	-	-	2,348
Net earnings	-	-	-	-	-	-	-	-	-	-	-	21,423,337	21,423,337
Balance - April 30, 2019	42,878,750	$4,288	10,000,000	$1,000	3,520,000	$352	114,077,061	$11,408	$31,870,020	$(114,405)	$21,000	$(33,111,921)	$(1,318,258)

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – DESCRIPTION OF OPERATIONS

Sharing Services Global Corporation (“Sharing Services” or “the Company”) is a diversified company which is focused on reshaping how modern entrepreneurs succeed. The Company, through its subsidiaries, markets and sells its products and services directly to consumers, through its independent, entrepreneurial sales force, which it refers to as Affiliates or Elepreneurs. In December 2017, the Company launched its Elevate health and wellness product line. The Company’s Elevate product line consists of Nutraceutical products that the Company refers to as “D.O.S.E.” (which stands for: Dopamine, Oxytocin, Serotonin and Endorphins) and was developed by Elevacity Global LLC, a wholly-owned subsidiary of the Company. The launch of this product line accelerated the Company’s growth and has enabled the Company to expand its sales and operations at a rapid pace. The Company currently operates several websites, including www.shrginc.com, www.elepreneur.com and www.elevacity.com.

Sharing Services, Inc. was incorporated in the State of Nevada in April 2015. The Company’s fiscal year ends on April 30. Please see Acquisition of Total Travel Media and Recapitalization below.

Recent Corporate Name Change

As disclosed earlier, in January 2019, Sharing Services, Inc. changed its corporate name to Sharing Services Global Corporation to better reflect the Company’s strategic intent to grow its business globally. The corporate name change was approved by the Company’s shareholders and by its Board. In connection with the name change, the Company adopted the trading symbol SHRG.

Acquisition of Total Travel Media and Recapitalization

In May 2017, the Company acquired all the outstanding shares of capital stock of Total Travel Media, Inc. (“Total Travel Media” or “TTM”) in exchange for (i) 10,000,000 shares of the Company’s common stock Class B and (ii) 10,000,000 shares of the Company’s Series B convertible preferred stock (“Series B preferred stock”). As a result of the acquisition, Alchemist Holdings LLC (“Alchemist Holdings”) received 7,500,000 shares of the Company’s Series B preferred stock, and another stockholders of TTM not affiliated with the Company received 2,500,000 shares of the Company’s Series B preferred stock, and Total Travel Media became a wholly-owned subsidiary of the Company. Total Travel Media was incorporated on May 5, 2017. On May 5, 2017, Sharing Services and Total Travel Media became entities under common control.

For financial accounting purposes, the acquisition of Total Travel Media was treated as a reverse acquisition in accordance with accounting principles generally accepted in the United States (“GAAP”). Accordingly, Total Travel Media became the accounting acquirer and Sharing Services became the acquired company. The consummation of this acquisition resulted in a change of control of Sharing Services. Accordingly, the historical financial statements prior to the acquisition are those of the accounting acquirer, Total Travel Media, and have been prepared to give retroactive effect to the acquisition. Thus, the Company’s consolidated financial statements after the acquisition date include the combined balance sheets of Sharing Services and Total Travel Media, at historical carrying values, the historical results of operations and cash flows of Total Travel Media from its inception (May 5, 2017) and the results of operations and cash flows of Sharing Services from the acquisition date and, accordingly, goodwill was not recognized as a result of this transaction. All share and per share information in the accompanying consolidated financial statements and notes to consolidated financial statements have been retroactively restated to reflect the recapitalization. In its consolidated financial statements, the Company refers to May 5, 2017 as the inception date. Please see Note 14 – “Related Party Transactions.”

Acquisition of Four Oceans

In September 2017, the Company acquired all the outstanding shares of capital stock of Four Oceans Holdings, Inc. (“Four Oceans”) in exchange for 75,000,000 shares of the Company’s Series A convertible preferred stock (the “Series A preferred stock”). As a result of the acquisition, Four Oceans became a wholly-owned subsidiary of the Company.

In connection with the acquisition of Four Oceans, Alchemist Holdings LLC (“Alchemist Holdings”) received 50,000,000 shares of the Company’s Series A preferred stock, and other stockholders of Four Oceans not affiliated with the Company received, in the aggregate, 25,000,000 shares of the Company’s Series A preferred stock. Prior to the Company’s acquisition of Four Oceans, Four Oceans was controlled by Alchemist Holdings, at the time a controlling stockholder of the Company (as a result of its ownership of 7,500,000 shares of the Company’s Series B preferred stock). Since the acquisition of Four Oceans was a transaction between entities under common control, the Company treated the acquisition similar to a “pooling-of-interests” and has reported consolidated financial results since the initial date in which both companies were under common control. In accordance with GAAP, assets and liabilities were combined at their carrying values on the acquisition date and goodwill was not recognized. In addition, the Company recognized a deemed dividend of $18,750,000 in connection with the acquisition of Four Oceans. Please see Note 14 – “Related Party Transactions.”

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and settle its liabilities in the ordinary course of business for the foreseeable future. The Company is an emerging growth company with no sales prior to its fiscal quarter ended January 31, 2018. In addition, for the period from inception (May 5, 2017) to April 30, 2018, the Company’s consolidated operating loss was $6,015,693 and its consolidated net cash used in operating activities was $1,006,272 and, for the fiscal year ended April 30, 2019, the Company’s consolidated operating loss was $1,100,194. Historically, the Company has funded its working capital needs and acquisitions primarily with capital transactions and with secured and unsecured debt, including the issuance of convertible notes and borrowings under short-term financing arrangements. The Company intends to continue to raise capital and use secured and unsecured debt, including the issuance of convertible notes and borrowings under short-term financing arrangements, from time to time in the future as needed to fund its working capital needs and strategic acquisitions.

In the past eighteen months, the Company has initiated several direct sales and social media marketing initiatives intended to promote its products and services, and to drive long-term sales growth and the creation of positive cash flows from operations. The Company believes it will be able to fund its working capital needs for the next 12 months with cash and cash equivalents, secured and unsecured borrowings, including the issuance of convertible notes and borrowings under short-term financing arrangements, capital transactions and, ultimately, cash from operations. However, there can be no assurance about the future success of the Company’s growth initiatives or about the Company’s ability to raise sufficient capital and use secured and unsecured debt, including the issuance of convertible notes and borrowings under short-term financing arrangements, in the future to fund its working capital needs and strategic acquisitions.

These matters raise reasonable doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with GAAP and include the accounts of the Company and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. When used in this Annual Report, references to “the fiscal year ended April 30, 2018” and “the fiscal year 2018” are intended to mean the period from inception (May 5, 2017) to April 30, 2018. Please see Acquisition of Total Travel Media and Recapitalization above.

Reclassifications

Certain reclassifications have been made to the prior year data to conform with the current period’s presentation.

Comprehensive Income

For the fiscal years ended April 30, 2019 and 2018, the only component of the Company’s comprehensive income (loss) is its net earnings (loss). Accordingly, the Company does not present a consolidated statement of comprehensive income.

Use of Estimates and Assumptions

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures about contingent assets and liabilities, if any. Examples of estimates and assumptions include: the recoverability of accounts receivable, the valuation of inventory, the useful lives of fixed assets, the assessment of long-lived assets for impairment, the valuation and recognition of derivative liabilities, the measurement and recognition of stock-based compensation expense, the measurement and recognition of revenues, the nature and timing of satisfaction of performance obligations resulting from contracts with customers, the measurement and recognition of uncertain tax positions, and the valuation of loss contingencies, if any. Actual results may differ from these estimates in amounts that may be material to our consolidated financial statements. We believe that the estimates and assumptions used in the preparation of our consolidated financial statements are reasonable.

Cash and cash equivalents

Cash and cash equivalents include cash on hand, demand deposits in banking institutions, and cash equivalents, if any. At April 30, 2019, cash and cash equivalents also include $3.5 million in deposits with our merchant processors, consisting of proceeds from recent sales transactions, which are unrestricted and are uninsured by any federal agency.

Cash equivalents, if any, represent highly liquid short-term investments with an original maturity of 90 days or less and are stated at cost, which approximates fair value.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consists primarily of amounts due from our merchant processors of $4.5 million and $1.56 million, at April 30, 2019 and 2018, respectively. Accounts receivable from one merchant processor were $4.1 million at April 30, 2019. We assess the adequacy of our allowance for doubtful accounts, if any, on the basis of our historical collection data and current information. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Inventory and Cost of Goods Sold

Inventory consists of product held for sale in the normal course of our business. Inventory is stated at the lower of cost, determined using the first-in, first-out (“FIFO”) method, or net realizable value. Inventory cost reflects direct product costs and certain shipping and handling costs, such as in-bound freight, associated with product held. When estimating the net realizable value of inventory, we consider several factors including estimates of future demand for the product, historical turn-over rates, the age and sales history of the inventory, and historic and anticipated changes in our product offerings.

Physical inventory counts are performed at our facilities at least annually. Upon completion of physical inventory counts, our consolidated financial statements are adjusted to reflect actual quantities on hand. Between physical counts, we estimate inventory shrinkage based on our historical experience. We have policies and processes in place that are intended to minimize inventory shrinkage.

Cost of goods sold includes actual product costs, vendor rebates and allowances, if any, inventory shrinkage and certain shipping and handling costs, such as in-bound freight, associated with product sold. All other shipping and handling costs, including the cost to ship product to customers, are included in selling and marketing expenses in our consolidated statements of operations when incurred.

Property and Equipment

Property and equipment are recorded at cost and reported net of accumulated depreciation. Depreciation expense is recognized over the assets’ estimated useful lives using the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the term of the related lease, including lease renewals considered reasonably assured. The estimated useful lives of other property and equipment are as follows:

●	Furniture and fixtures – 3 years
●	Office equipment – 5 years
●	Computer Equipment – 3 years
●	Computer software – 3 years
●	Leasehold improvements – 3 years

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

Revenue Recognition

The Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, effective May 1, 2018 using the cumulative effect transition method. Two core principles of this new guidance, which was codified into Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, are that an entity should (a) measure revenue in connection with its sale of goods and services to a customer based on the consideration to which the entity expects to be entitled in exchange for each of those goods and services and (b) recognize revenue upon satisfaction of its performance obligations under the contract. An entity’s performance obligation is considered satisfied when (or as) control of the promised goods and services is transferred to the customer.

Prior to adoption of ASC 606, the Company measured revenue based on the contract price and recognized revenue upon shipment of the product or delivery of the service to the customer. In addition, prior to adoption, the Company deferred revenue recognition for estimated sales returns.

The Company derives revenue only from the sale of its products and services and recognizes revenue net of amounts due to taxing authorities (such as local and state sales tax). Our customers place sales orders online and through our “back-office” operations, which creates a contract and establishes the transaction price. The Company now recognizes revenue when (or as) it transfers control of the promised goods and services to the customer. With respect to products sold, our performance obligation is satisfied upon receipt of the products by the customer. With respect to subscription-based services, including Elepreneur membership fees, our performance obligation is satisfied over time (generally one year or less). The timing of our revenue recognition may differ from the time when we invoice and/or collect payment. The Company has elected to treat shipping and handling costs to ship product to its customer as an activity to fulfill its performance obligations, rather than a separate performance obligation. Deferred sales revenue (refund liability) associated with our customers’ right of return was $194,042 and $0.0 at April 30, 2019 and 2018, respectively, and was reported in accrued and other liabilities on our consolidated balance sheets. A right to recover asset (for the cost of goods sold) associated with such right of return was $65,257 at April 30, 2019 and is reported in other current assets on our consolidated balance sheet. In addition, at April 30, 2019, deferred revenue associated with performance obligations to be satisfied was $1,598,162 and a right to recover asset (for the cost of goods sold) associated with such product sales was $430,258 and is reported in inventory on our consolidated balance sheet.

Deferred revenue associated with our performance obligations for services offered on a subscription basis was $515,087 and $575,580 at April 30, 2019 and 2018, respectively, is generally recognized over one year or less, and is also reported in accrued and other liabilities on our consolidated balance sheets.

The following table summarizes the impact of the adoption of ASC 606 on our condensed consolidated balance sheet as of April 30, 2019 and consolidated statement of operations for the fiscal year ended April 30, 2019:

Impact of Adoption on the Company’s Condensed Consolidated Balance Sheet

Caption	As Reported	Excluding the Impact of ASC 606	ASC 606 Impact
Inventory	$2,882,869	$2,452,611	$430,258
Other current assets	$373,310	$308,053	$65,257
Accrued and other current liabilities	$5,818,061	$4,390,041	$1,428,020

Impact of Adoption on the Company’s Condensed Consolidated Statement of Operations

Caption	As Reported	Excluding the Effect of ASC 606	ASC 606 Impact
Sales	$85,923,221	$87,521,383	$1,598,162
Cost of goods sold	28,796,936	29,462,593	665,657
Gross Profit	$57,126,285	$58,058,790	$932,505

The “ASC 606 Impact” indicated in the table above reflects deferral of revenue recognition in connection with performance obligations to be satisfied at the balance sheet date consistent with ASC 606. In addition, the “ASC 606 Impact” reflects recognition of a right to recover asset associated with a customer’s right of return.

No individual customer, or related group of customers, represents 10% or more of our consolidated net sales for the fiscal year 2019 and 2018. During the fiscal year ended April 30, 2019 and 2018, approximately 96% and 99%, respectively, of our consolidated net sales are from sales to customers located in the United States. Approximately 97% of our consolidated net sales are from the sale of our Elevate product line (including approximately 30% from the sale of our coffee and coffee-related brands and approximately 38% from the sale of our Nutraceutical product brands).

During the fiscal year ended April 30, 2019 and 2018, product purchases from one supplier accounted for approximately 96% and 92%, respectively, of total purchases.

Sales Commissions

The Company recognizes sales commission expense when incurred. During the fiscal year ended April 30, 2019 and 2018, sales commission expense was $41.5 million and $5.0 million, respectively, and is included in selling and marketing expenses in our consolidated statements of operations. In the fiscal year ended April 30, 2019, the Company issued fully vested warrants to purchase up to 1,582,600 shares of its common stock to members of its independent sales force. The warrants are exercisable for a period of two years from the issuance date, subject to certain default provisions, at the exercise price of $0.25 per share. Sales commission expense, in 2019, includes $1.6 million in connection with these warrants.

Share-Based Payments

Prior to its fiscal quarter ended April 30, 2019, the Company accounted for stock-based consideration issued in exchange of services by consultants in accordance with the provisions of ASC Topic No. 505, Equity: Equity-based Payments to Non-Employees, (“ASC 505”). Under ASC 505, the measurement of share-based payment transactions with non-employees is based on whichever is more reliably determinable: (a) the fair value of the goods or services received; or (b) the fair value of equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of the performance commitment date or the performance completion date. Share-based compensation expense totaled $1,308,948 for the fiscal year ended April 30, 2018, related to share-based awards to consultants, and is included in general and administrative expenses in our consolidated statement of operations.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718) – Improvements to Nonemployee Share-based Payment Accounting which extended the provisions of ASC Topic 718, Compensation – Stock Compensation (“ASC 718”) to share-based awards issued to non-employees by public companies. Under ASC 718, among other things, share-based awards to non-employees must generally be measured at the grant-date fair value of the equity instrument that an entity is obligated to issue, provided that the services have been rendered and all other conditions necessary to earn the award have been satisfied. As permitted, the Company early adopted the provisions of ASU 2018-07, prospectively, effective February 1, 2019. Share-based compensation expense related to share-based awards issued to the Company’s independent sales force totaled $1.6 million for the fiscal year ended April 30, 2019 and is included in selling expenses in our consolidated statement of operations.

Lease Accounting

The Company leases space for its corporate headquarters and additional office space in Plano, Texas and accounts for each of the lease agreements as an operating lease, consistent with ASC Topic No. 840, Leases. Rent expense (including any rent abatements and customary common area charges) is recognized on a straight-line basis from the date we take possession of the property to the end of the lease term, including renewal options considered reasonably assured, and is included in general and administrative expenses in our consolidated statement of operations. Please see Recently Issued Accounting Standards below for information about the Company’s adoption of new lease accounting guidance.

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

The Company uses the two-step approach to measure and recognize uncertain tax positions. First, we evaluate the tax position by determining if the weight of available evidence indicates it is more-likely-than-not that the position will be sustained on audit, including resolution through related appeals or litigation processes, if any. Secondly, we measure the tax position as the largest amount which is more-likely-than-not of being realized. The Company considers many factors when evaluating and estimating the Company’s tax positions, which may require periodic adjustments when new facts and circumstances become known. At April 30, 2019 and 2018, the Company did not recognize a liability for uncertain tax positions or an income tax benefit. Please see Note 13 – “Income Taxes” below for more information about the Company’s income taxes.

Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (“ASU 2016-02), which requires lessees to report on their balance sheets a right-of-use asset and a lease liability in connection with most lease agreements classified as operating leases under the prior guidance. Under the new guidance, codified as ASC Topic 842, the lease liability must be measured initially based on the present value of future lease payments, subject to certain conditions. The right-of-use asset must be measured initially based on the amount of the liability, plus certain initial direct costs. The new guidance further requires that leases be classified at inception as either (a) operating leases or (b) finance leases. For operating leases, periodic expense will generally be flat (straight-line) throughout the life of the lease. For finance leases, periodic expense will decline (similar to capital leases under prior rules) over the life of the lease. As initially issued, the new standard required adoption using a modified retrospective transition method. As amended, the new standard also provides an option for entities to use the cumulative-effect transition method. For public companies, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. As permitted, the Company adopted ASC Topic 842 effective May 01, 2019 using the optional cumulative-effect transition method, and adoption resulted in an initial lease liability of approximately $398,300 and a right to use asset in the same amount. The adoption of ASC Topic 842 did not otherwise have a material impact on the Company’s consolidated financial statements or on its internal control over financial reporting.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718) – Improvements to Nonemployee Share-based Payment Accounting which extended the provisions of ASC Topic 718, Compensation – Stock Compensation (“ASC 718”) to share-based awards issued to non-employees by public companies. Under ASC 718, among other things, share-based awards to non-employees must generally be measured at the grant-date fair value of the equity instrument that an entity is obligated to issue, provided that the services have been rendered and all other conditions necessary to earn the award have been satisfied. As permitted, the Company early adopted the provisions of ASU 2018-07 effective February 1, 2019.

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) – Targeted Improvements, which provides entities with the option to use the cumulative-effect transition method when adopting ASU 2016-02. Under this optional transition method, entities initially apply the new lease accounting standard on the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. If an entity elects to use this transition method, all prior periods presented, and the disclosures associated with those periods, will continue to be in accordance with the prior lease accounting guidance (known as ASC Topic 840). As permitted, the Company elected to use the cumulative-effect transition method when it adopted ASC Topic 842, as discussed above.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) which modifies the disclosure requirements on fair value measurements under ASC Topic No. 820, Fair Value Measurement, as amended (“ASC 820”). For public companies, ASU 2018-13 removes (a) the prior requirement to disclose the amount and reason for transfers between Level 1 and Level 2 of the fair value hierarchy (please see Note 3 below for discussion of the three-level hierarchy for measuring fair value), (b) the policy for timing of transfers between levels, and (c) the valuation processes used for level 3 fair value measurements. For public companies, ASU 2018-13 also adds, among other things, a requirement to disclose the range and weighted average of significant unobservable inputs used in Level 3 fair value measurements. This amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption was permitted upon issuance of ASU 2018-13. The Company has not adopted ASU 2018-13 and, based on its preliminary assessment, does not believe the impact of adoption will be material on its consolidated financial statements.

NOTE 3 – FAIR VALUE MEASURENTS OF FINANCIAL INSTRUMENTS

Our financial instruments consist of cash equivalents, if any, accounts receivable, notes receivable, investments in unconsolidated entities, accounts payable, notes payable and derivative liabilities. The carrying amounts of cash equivalents, if any, accounts receivable, notes receivable, and accounts payable approximate their respective fair values due to the short-term nature of these financial instruments.

We measure on a recurring basis and disclose the fair value of our financial instruments under the provisions of ASC 820, as amended. We define “fair value” as the price that would be received to sell an asset or paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level hierarchy for measuring fair value and requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There were no transfers between the levels of the fair value hierarchy during the periods covered by the accompanying consolidated financial statements.

Consistent with the valuation hierarchy contained in ASC 820, we categorized certain of our financial assets and liabilities as follows:

	April 30, 2019
	Total	Level 1	Level 2	Level 3
Assets
Investments in unconsolidated entities	$207,500	$-	$-	$207,500
Total assets	$207,500	$-	$-	$207,500
Liabilities
Convertible notes payable	$870,567	$-	$-	$870,567
Notes payable	2,123,208	-	-	2,123,208
Total liabilities	$2,993,775	$-	$-	$2,993,775

	April 30, 2018
	Total	Level 1	Level 2	Level 3
Assets
Investments in unconsolidated entities	$2,757,188	$-	$-	$2,757,188
Total assets	$2,757,188	$-	$-	$2,757,188
Liabilities
Notes payable	35,000	-	-	35,000
Derivative liabilities	30,137,153	-	-	30,137,153
Total liabilities	$30,172,153	$-	$-	$30,172,153

The Company investments in unconsolidated entities are reported at cost in its consolidated financial statements and are $207,500 and $2,757,188 at April 30, 2019 and 2018, respectively. The investments are valued for purposes of this disclosure using unobservable inputs, since there are no observable market transactions for such investments. Please see Note 8 for more information about our investments in unconsolidated entities, including loss on impairment of investments in unconsolidated entities.

At April 30, 2019 and 2018, convertible notes payable (including current maturities) are reported in our consolidated financial statements at amortized cost of $905,000 and $1,070,000, less unamortized debt discount of $34,433 and $816,825, respectively. Our notes and convertible notes payable are valued for purposes of this disclosure using the multi-nominal valuation model and observable inputs whenever available. There are no observable market transactions for our notes and convertible notes. Please see Note 12 for more information about our derivative liabilities.

NOTE 4 – EARNINGS (LOSS) PER SHARE

We calculate basic earnings (loss) per share by dividing net earnings (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share is calculated similarly but reflects the potential impact of outstanding convertible preferred stock, stock warrants and other commitments to issue common stock, including shares issuable upon the conversion of convertible notes, except where the impact would be anti-dilutive.

The following table sets forth the computations of basic and diluted earnings (loss) per share for the periods indicated:

	Fiscal Year Ended April 30,
	2019	2018 (1)
Net earnings (loss)	$21,423,337	$(35,785,258)
Weighted average basic shares	80,487,890	64,249,028
Dilutive securities:
Convertible preferred stock	90,914,381	-
Convertible notes	63,195,608	-
Stock options and warrants	5,212,360	-
Weighted average diluted shares	239,810,239	64,249,028
Earnings (loss) per share:
Basic	$0.27	$(0.56)
Diluted	$0.09	$(0.56)

(1) Represents results of operations for the period from inception (May 5, 2017) to April 30, 2018.

As of April 30, 2018, the following potentially dilutive equity securities and instruments were outstanding but excluded from the computation of diluted loss per share since including these instruments in the calculation would be anti-dilutive:

Convertible preferred stock	108,644,540
Convertible notes	91,313,927
Stock warrants	5,333,333
Stock options	3,000,000
Total potential incremental shares	208,291,800

NOTE 5 – NOTES RECEIVABLE

In March and April 2018, the Company entered into certain investment agreements with a third party pursuant to which the Company loaned an aggregate of $275,000 to the third party. The related convertible notes accrue interest at the rate of 12% per annum and are currently due on demand. Each of the notes is convertible into Class A Common Stock Units of the Borrower, solely at the option of the Company. On June 7, 2019, the Company and the third party entered into a loan exchange agreement pursuant to which the Company received a promissory note for $309,309 in settlement of all amounts owed to the Company under the March and April 2018 loans, including loan principal of $275,000 and accrued interest of $34,309, as further discussed in Note 18 below.

In July 2018, Sharing Services and Hyten Global LLC (“Hyten”) entered into an Asset Purchase Agreement pursuant to which Sharing Services agreed to purchase certain operating assets from Hyten. In connection with the Asset Purchase Agreement, Sharing Services had provided secured loans in the aggregate amount of $655,789. In September 2018, Sharing Services and Hyten entered into a Rescission and Mutual Release agreement pursuant to which the parties agreed to terminate the transaction contemplated in the Asset Purchase Agreement and exchanged customary mutual releases. In addition, in September 2018, Hyten executed a promissory note in favor of Sharing Services for $655,789 relating to cash advances received from Sharing Services prior to that date. The note bears interest at 5% and is secured by substantially all of Hyten’s assets. In April 2019, the Company determined that it is probable the Company will not recover its loan principal and the Company recognized a provision for uncollectible note receivable of $655,789 in connection therewith. The Company and Hyten are in negotiations to try to resolve the matter.

NOTE 6 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	As of April 30,
	2019	2018
Prepaid expenses	$270,625	$142,078
Right to recover asset	65,257	-
Interest receivable	36,678	3,558
Other	750	-
	$373,310	$145,636

Prepaid expenses consist of payments for goods and services (such as trade shows and insurance policies) which are expected to be consumed in the Company’s operations in the next operating cycle. Right to recover asset is associated with our customers’ right of return and is expected to be recovered in one year or less.

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	As of April 30,
	2019	2018
Furniture and fixtures	$193,737	$84,289
Computer equipment and software	91,223	15,039
Leasehold improvements	82,981	11,888
Office equipment	30,601	18,102
Total property and equipment	398,542	129,318
Accumulated depreciation and amortization	(91,018)	(10,853)
Property and equipment, net	$307,524	$118,465

Depreciation and amortization expense for the fiscal year ended April 30, 2019 and 2018 was $83,035 and $10,853, respectively.

NOTE 8 – INVESTMENTS IN UNCOLSOLIDATED ENTITIES

The Company made the investments in unconsolidated entities discussed below consistent with its strategy to grow its business organically and by making strategic acquisitions of businesses and technologies that augment its products portfolio. Specifically, each of these development stage investees own and market products that fit the Company’s direct selling model and could add to its products portfolio. However, the Company does not, directly or indirectly, hold a controlling financial interest in any of these investees, as the phrase “controlling financial interest” is defined in GAAP. Thus, the Company does not report these investees on a consolidated basis. In addition, the Company does not exert influence over the operations or policies of the investees. For example, the Company’s officers, directors, and management are not involved in the operations or policies of the investees. Accordingly, the Company accounts for its investment in these investees on the cost basis.

In the fiscal year ended April 30, 2019, the Company recognized an impairment loss in the aggregate amount of $4.4 million in connection with its investments in unconsolidated entities as a result of a less than temporary decline in the value of the Company’s investment in 212 Technologies, LLC; 561 LLC; America Approved Commercial LLC; Medical Smart Care LLC; and LEH Insurance Group LLC, as further discussed below.

The Company recognized an impairment loss of $1.5 million in connection with its investments in 212 Technologies, an impairment loss of $1.25 million in connection with its investments in 561 LLC; an impairment loss of $1.25 million in connection with its investments in America Approved Commercial; an impairment loss of $250,000 in connection with its investments in Medical Smart Care LLC and an impairment loss of $187,500 in connection with its investments in LEH Insurance Group LLC. The Company’s impairment decisions were based on a number of economic and other factors common to these investees. These factors include (a) failure by the investee to generate sustainable earnings and cash flows within a reasonable time after commencing operations, (b) failure by the investee to provide timely and accurate financial statements to the Company, and (c) failure by the investee to comply with certain covenants contained in the investment agreements. In addition, 561 LLC has never generated sales revenue and 212 Technology has been unable to bring to market commercially acceptable products. Based on these factors, we believe there is significant uncertainty about the ability of these investees to continue to operate as a going concern and, accordingly, about the ability of the Company to recover the Company’s investment in the foreseeable future.

The Company periodically assesses the value of all its investments in unconsolidated entities by considering several factors, including the prospect of the investee achieving commercial viability, the ability of the investee to generate sustainable earnings and cash flows, and the probability of recovery of the Company’s investment.

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

561 LLC

In October 2017, the Company entered into a Share Exchange Agreement pursuant to which it acquired a 25% interest in 561 LLC in exchange for 2,500,000 shares of its Series A preferred stock with a deemed value of $0.25 per share, or $625,000, issued in four equal instalments over time. Under the terms of the Share Exchange Agreement, in May 2018, the Company increased its cumulative equity interest in 561 LLC to 40% in exchange for 2,500,000 shares of its Series A preferred stock. As of April 30, 2019, the Company had issued 5,000,000 shares of its Series A preferred stock (with a deemed value of $1,250,000) in connection with its acquisition of 561 LLC.

Under the terms of the Share Exchange Agreement, the sellers shall be entitled to an additional 2,500,000 shares of the Company’s Series A preferred stock when both of the following conditions have been met: (a) one year has passed from the Closing Date and (b) the closing bid price of the Company’s common stock equals or exceeds $5.00 per share, as reported by OTC Markets.

America Approved Commercial LLC

In October 2017, the Company entered into a Share Exchange Agreement pursuant to which it acquired a 25% interest in America Approved Commercial LLC (“AAC”) in exchange for 2,500,000 shares of our Series A preferred stock with a deemed value of $0.25 per share, or $625,000. Under the terms of the Share Exchange Agreement, in May 2018, the Company increased its cumulative equity interest in AAC to 40% in exchange for 2,500,000 shares of its Series A preferred stock. As of April 30, 2019, the Company had issued 5,000,000 shares of its Series A preferred stock (with a deemed value of $1,250,000) in connection with its acquisition of AAC.

Under the terms of the Share Exchange Agreement, the sellers shall be entitled to an additional 2,500,000 shares of the Company’s Series A preferred stock when both of the following conditions have been met: (a) one year has passed from the Closing Date and (b) the closing bid price of the Company’s common stock equals or exceeds $5.00 per share, as reported by OTC Markets.

Medical Smart Care LLC

In October 2017, the Company entered into a Share Exchange Agreement pursuant to which it acquired a 40% interest in Medical Smart Care LLC (“Smart Care”) in exchange for 1,000,000 shares of its Series A preferred stock with a deemed value of $0.25 per share, or $250,000, in four equal installments over time. As of April 30, 2019, the Company had issued 1,000,000 shares of its Series A preferred stock (with a deemed value of $250,000) in connection with the acquisition of Smart Care.

LEH Insurance Group LLC

In October 2017, the Company entered into a Share Exchange Agreement pursuant to which it acquired a 40% interest in LEH Insurance Group LLC (“LEHIG”) in exchange for 500,000 shares of its Series A preferred stock with a deemed value of $0.25 per share, or $125,000. Under the terms of the Share Exchange Agreement, the sellers would be entitled to an additional 500,000 shares of the Company’s Series A preferred stock if/when LEHIG had achieved certain performance targets. In October 2018, upon LEHIG meeting these performance targets, the Company issued an additional 500,000 shares of its Series A preferred stock to the sellers. In addition, under the terms of the Share Exchange Agreement, the sellers would be entitled to an additional 500,000 shares of the Company’s Series A preferred stock if/when LEH had achieved certain additional performance targets. In December 2018, upon LEHIG achieving these performance targets, the Company issued an additional 500,000 shares of its Series A preferred stock to the sellers. As of April 30, 2019, the Company had issued 1,500,000 shares of its Series A preferred stock (with a deemed value of $375,000) in connection with the acquisition of LEHIG.

NOTE 9 - NOTES PAYABLE

Notes payable consist of the following:

		As of April 30,
Issuance Date	Maturity Date	2019	2018
November 2018	July 2019	$185,748	$-
November 2018	July 2019	215,960	-
December 2018	December 2019	698,077	-
March 2019	September 2019	464,312	-
March 2019	September 2019	474,603	-
March 2019	September 2019	464,285	-
May 2017	May 2018	-	35,000
Total notes payable		2,502,985	35,000
Less: debt discount and deferred financing fees		(379,777)	-
		2,123,208	35,000

Borrowings under the financing arrangements generally are secured by a lien on the Company’s accounts receivable, inventory and property and equipment to the extent of borrowings outstanding at any point in time. In the fiscal year ended April 30, 2019 and 2018, interest expense associated with our promissory notes was $348,639 and $4,141, respectively, and is included in interest expense in our consolidated statement of operations.

In the fiscal year ended April 30, 2019, the Company paid an aggregate of $335,514 to settle in full a promissory note with a principal balance outstanding of $256,264, excluding accrued interest of $73,736, resulting in a loss on extinguishment of debt of $5,514 which is included in interest expense in our consolidated statement of operations, and paid $35,000 to settle three promissory notes at face value.

On November 27, 2018, the Company entered into a financing agreement with Libertas Funding LLC (“Libertas”) pursuant to which the Company agreed to sell to Libertas certain future trade receipts in the aggregate amount of $635,000. Net proceeds from this transaction were $490,000 and were net of an initial financing fee of $10,000 and applicable financing costs, calculated at an APR of 76%. Under the terms of the agreement, borrowings are payable in equal daily installments to Libertas of approximately $4,320, subject to change at the Company’s discretion, over a term of approximately eight months. At April 30, 2019, the unpaid balance remaining under the loan was $169,709, net of unamortized debt discount of $13,114 and unamortized debt origination fees of $2,925.

On November 30, 2018, the Company entered into a financing agreement with eMerchant Advance LLC (“eMerchant”) pursuant to which the Company agreed to sell to eMerchant certain future trade receipts in the aggregate amount of $635,000. Net proceeds from this transaction were $485,000 and were net of an initial financing fee of $15,000 and applicable financing costs, calculated at an APR of 76%. Under the terms of the agreement, borrowings are payable in equal daily installments to eMerchant of approximately $4,320, subject to change at the Company’s discretion, over a term of approximately eight months. At April 30, 2019, the unpaid balance remaining under the loan was $192,994, net of unamortized debt discount of $18,272 and unamortized debt origination fees of $4,694.

On December 11, 2018, the Company entered into a Loan Agreement and Promissory Note (“loan agreement”) with Global Payroll Gateway (“GPG”) pursuant to which the Company borrowed the principal amount of $1,000,000. Borrowings under the loan agreement bear interest at 10% per annum and are payable in 51 equal weekly installments of $21,153.85 and a final installment of $21,153.65, with all amounts due and payable by December 11, 2019. Borrowings can be prepaid without penalty, at the option of the Company. At April 30, 2019, the unpaid balance remaining under the loan was $634,615, net of unamortized debt discount of $63,462.

On March 5, 2019, the Company entered into a financing agreement with Trust Capital LLC (“Trust Capital”) pursuant to which the Company agreed to sell to Trust Capital certain future trade receipts in the aggregate amount of $650,000. Net proceeds from this transaction were $460,715 and were net of an initial financing fee of $39,285 and applicable financing costs calculated at an APR of 80%. Under the terms of the agreement, borrowings are payable in equal daily installments to Trust Capital of approximately $5,159, subject to change at the Company’s discretion, over a term of approximately six months. At April 30, 2019, the unpaid balance remaining under the financing agreement was $373,012, net of unamortized debt discount of $80,586 and unamortized debt origination fees of $10,714.

On March 5, 2019, the Company entered into a financing agreement with eMerchant pursuant to which the Company agreed to sell to eMerchant certain future trade receipts in the aggregate amount of $650,000. Net proceeds from this transaction were $460,000 and were net of an initial financing fee of $40,000 and applicable financing costs calculated at an APR of 79%. Under the terms of the agreement, borrowings are payable in equal daily installments to eMerchant of approximately $5,159, subject to change at the Company’s discretion, over a term of approximately six months. At April 30, 2019, the unpaid balance remaining under the financing agreement was $379,852, net of unamortized debt discount of $83,918 and unamortized debt origination fees of $10,833.

On March 6, 2019, the Company entered into a financing agreement with Libertas pursuant to which the Company agreed to sell to Libertas certain future trade receipts in the aggregate amount of $650,000. Net proceeds from this transaction were $460,000 and were net of an initial financing fee of $40,000 and applicable financing costs calculated at an APR of 80%. Under the terms of the agreement, borrowings are payable in equal daily installments to Libertas of approximately $5,159, subject to change at the Company’s discretion, over a term of approximately six months. At April 30, 2019, the unpaid balance remaining under the financing agreement was $373,026, net of unamortized debt discount of $80,545 and unamortized debt origination fees of $10,714.

NOTE 10 - ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consist of the following:

	As of April 30,
	2019	2018
Deferred sales revenues	$3,209,288	$1,096,180
State and local taxes payable	1,913,638	5,114
Accrued shipping and freight	226,695	-
Accrued interest payable	139,746	34,644
Accrued investments payable	-	45,000
Other operational accruals	328,694	317,388
	$5,818,061	$1,498,326

Deferred sales revenues are comprised of product sales billed but not shipped and customers’ right of return or, since adopting ASC 606, the Company’s performance obligations, in connection with product sold and subscription-based services, to be satisfied in the next twelve months. Please see Note 2 for more information.

NOTE 11 - CONVERTIBLE NOTES PAYABLE

Outstanding Convertible Notes Payable

Convertible notes payable consists of the following:

		Conversion Price	As of April 30,
Issuance Date	Maturity Date	(per share)	2019	2018
September 2017	On Demand	$0.005	$-	$15,000
October 2017	October 2022	$0.15	50,000	50,000
November 2017	-	-	-	50,000
November 2017	On Demand	$0.0025	5,000	5,000
December 2017	-	-	-	100,000
January 2018	On Demand	$0.0025	250,000	250,000
February 2018	On Demand	$0.0025	250,000	250,000
March 2018	On Demand	$0.01	250,000	250,000
April 2018	On Demand	$0.01	100,000	100,000
Total convertible notes payable			905,000	1,070,000
Less: debt discount and deferred financing fees			(34,433)	(816,825)
			870,567	253,175
Less: current portion of convertible notes payable			855,000	247,602
Long-term convertible notes payable			$15,567	$5,573

The Company’s convertible notes are convertible, at the option of the holder, into shares of the Company’s common stock at the conversion prices shown above. Borrowings on the Company’s convertible notes bear interest at the annual rate of 12%. Net proceeds from the issuance of convertible notes were $325,000 and $1,259,000 in the fiscal year ended April 30, 2019 and 2018, respectively.

The Company recognized amortization expense related to the debt discount and deferred financing fees, if any, in the amount of $1,066,611 and $454,175 for the fiscal year ended April 30, 2019 and 2018, respectively, which is included in interest expense in our consolidated statement of operations. In addition, interest expense of $254,367 and $117,556 associated with our convertible notes was recognized for the fiscal year ended April 30, 2019 and 2018, respectively.

In November 2017, the Company paid $90,055 to settle in full a promissory note with a principal balance of $63,000, resulting in recognition of a loss on extinguishment of debt of $27,055. For the period from inception (May 5, 2017) to April 30, 2018, the Company recognized $23,534 in prepayment penalties and interest payable, and a gain of $93,285 resulting from changes in the fair value of this derivative liability.

In December 2017, the Company paid $54,420 to settle in full a note with a principal balance of $38,000, resulting in recognition of a loss on extinguishment of debt of $16,420. For the period from inception (May 5, 2017) to April 30, 2018, the Company recorded $14,321 in prepayment penalties and accrued interest payable and recognized a gain of $57,439 resulting from changes in the fair value of this derivative liability.

In June 2018 the Company paid $143,211 (including accrued but unpaid interest of $6,477) to settle in full a convertible note in the principal amount of $100,000. In connection therewith, the Company recorded prepayment penalties of $36,734 and recognized a gain of $121,823 resulting from the change in the fair value of this derivative liability.

In September 2018, the Company paid $54,997 (including accrued but unpaid interest of $4,997) to settle in full a convertible note in the principal amount of $50,000. In connection therewith, the Company recognized a gain of $34,771 resulting from the change in the fair value of this derivative liability.

In October 2018 the Company paid $433,503 (including accrued but unpaid interest of $15,802) to settle in full two convertible notes in the aggregate principal amount of $331,000. In connection therewith, the Company recorded prepayment penalties of $86,701 and recognized a gain of $681,909 resulting from the change in the fair value of the related derivative liabilities.

In November 2018, the holder of a convertible note in the principal amount of $15,000 converted $6,000 of outstanding principal into 1,200,000 shares of the Company’s common stock and, in April 2019, converted $9,000 of outstanding principal and $1,000 of accrued interest into 2,000,000 shares of the Company’s common stock.

Convertible Notes Payable Terms

A summary of key terms and condition of our convertible notes payable outstanding at April 30, 2019 and 2018, is as follows:

●	Terms of less than 1 year to 5 years;
●	Interest rates of 12% per annum;
●	Convertible at the holder’s option generally no earlier than 180 days after the issuance date;
●	The notes have a fixed conversion price of $0.0025, $0.01 and $0.15 per share. Certain notes outstanding at April 30, 2018, had a conversion price based on a discount (39% discount) from the lowest two (2) prices for the Company’s common shares during the fifteen (15) trading days prior to conversion.

The Company has determined that the conversion feature of certain notes outstanding met the definition of “liability” in accordance with ASC Topic No. 815, “Derivatives and Hedging - Contracts in Entity’s Own Stock” (“ASC 815”) and, accordingly, bifurcated the embedded conversion option once each note became convertible, and accounted for it as a derivative liability. The fair value of the conversion feature was recorded as a debt discount and is being amortized into interest expense over the term of each note. For this purpose, the Company values the conversion feature using the Binomial option pricing valuation model. For notes issued during the period from inception (May 5, 2017) to April 30, 2018, the aggregate fair value of the derivative liability was $28,467,261. Of this amount, $1,199,000 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $27,268,261 was recognized as a “day 1” derivative loss. Please see Note 12 for more information.

During the fiscal year 2019, the Company repaid the convertible notes with a variable conversion rate, a conversion rate tied to the market price of the Company’s common stock. The remaining convertible notes and warrants outstanding have a fixed conversion rate and, accordingly, the number of shares issuable upon conversion is fixed. As a result of the repayment, the Company has recognized a decrease in its derivative liabilities resulting in the beneficial conversion feature associated with the remaining convertible notes and warrants of $1,187,242 (recognized as an increase to additional paid-in capital) and a gain on fair value of derivatives liabilities of $20,015,840. Please see Note 12 for more information.

NOTE 12 - DERIVATIVE LIABILITIES

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

The Company classifies its derivative liabilities under Level 3 of the three-level hierarchy for measuring fair value (please see Note 3) and uses a multi-nominal lattice model to calculate the fair value of these liabilities. The multi-nominal lattice model requires six data inputs including: (1) the exercise or conversion price, (2) the expected term (in years), (3) the expected volatility for the Company’s common stock, (4) the current stock price, (5) the risk-free interest rate, and (6) the expected dividend yield. Changes to these inputs could result in a significantly higher or lower fair value measurement.

The following weighted-average assumptions were used for the periods indicated:

Fiscal Year Ended April 30,
	2019	2018
Expected term (in years)	1.0 – 5.0	0.06 – 5.0
Expected average volatility	107% – 237%	126% – 343%
Expected dividend yield	-	-
Risk-free interest rate	1.65% – 2.96%	1.07% – 2.52%

The following table summarizes the changes in the Company’s derivative liabilities:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at May 5, 2017 (inception date)	$-
Acquisition of derivative liability on reverse acquisition	93,349
Additions of new derivatives recognized as debt discounts	1,199,000
Additions of new derivatives recognized as warrant	242,969
Additions of new derivatives recognized as loss on derivatives	27,025,292
Gain on change in fair value of the derivative	1,928,045
Balance at April 30, 2018	30,488,655
Additions of new derivatives recognized as debt discounts	325,000
Additions of new derivatives recognized as loss on derivatives	679,032
Reclassifications of derivatives due to tainted instruments	258,132
Change in fair value of the derivative	(10,547,737)
Reclassification of derivative to additional paid-in capital	(1,187,242)
Change in derivative liabilities recognized as gain on derivative	(20,015,840)
Balance at April 30, 2019	$-

ASC 815 requires that we assess the fair market value of our derivative liabilities at the end of each reporting period and recognize the change in fair market value (“marked-to-market adjustments”) in measuring earnings.

The following table summarizes the gain (loss) on derivative liability included in our consolidated statement of operations for the periods indicated:

	Fiscal Year Ended April 30,
	2019	2018
Day one loss due to derivative liabilities on convertible notes payable and warrants	$(679,032)	$(27,268,261)
Change in derivative liabilities	20,015,840	-
Gain (loss) from marked-to-market adjustments	10,556,846	(1,933,336)
Net gain (loss) on derivative liabilities	$29,893,654	$(29,201,597)

NOTE 13 – INCOME TAXES

The Company is an emerging growth company and, prior to its fiscal quarter ended October 31, 2018, had not generated earnings from its operations or pre-tax earnings. In addition, during its fiscal year ended April 30, 2019 and 2018, the Company had a consolidated operating loss of $1.1 million and $6.0 million, respectively. As of the date herein, the ability of the Company to consistently generate future operating and pre-tax earnings or taxable earnings remains uncertain. In addition, as disclosed in Note 1, there is reasonable doubt about the Company’s ability to continue as a going concern. After considering the totality of known facts and circumstances, the Company believes the likelihood of utilizing its available net operating losses, in full or in part, is less than 50%. Accordingly, the Company has not recognized a provision for (benefit from) income taxes for the periods included in the accompanying consolidated financial statements.

In December 2017, the U.S. Congress enacted comprehensive amendments to the Internal Revenue Code of 1986 (“U.S. Tax Reform of 2017”). Among other things, U.S. Tax Reform of 2017 reduced the federal statutory tax rate for corporate taxpayers (from 35% to 21%) and otherwise modified corporate tax rules in significant ways. The U.S. Tax Reform of 2017 did not have a material impact on the Company’s financial statements.

NOTE 14 - RELATED PARTY TRANSACTIONS

Alchemist Holdings, LLC

In connection with the Company’s acquisition of Total Travel Media, the Company issued 7,500,000 shares of its Series B preferred stock and 7,500,000 shares of its common stock (Class B) to Alchemist Holdings, an entity which was then controlled by the then Chairman of our Board. In connection with the Company’s acquisition of Four Oceans, the Company issued 50,000,000 shares of its Series A preferred stock to Alchemist. Please see Note 1 for more details about the acquisitions of Total Travel Media and Four Oceans. The Company’s acquisitions of Total Travel Media and Four Oceans were deemed transactions between entities under common control.

In March 2017, the Company entered into a Consultancy and Marketing Agreement with Alchemist pursuant to which Alchemist provided marketing and consulting services, tools, websites, video production, and event management services to the Company. For the period from inception (May 5, 2017) to April 30, 2018, consulting expenses incurred pursuant to this agreement were $836,640 which are included in the research and development expenses in our consolidated statement of operations. During its fiscal year ended April 30, 2019, the Company did not incur consulting fees or expenses pursuant to this agreement.

Please see Note 17 – “Commitments and Contingencies” for more information about Alchemist Holdings.

Bear Bull Market Dividends, Inc.

In connection with the Company’s acquisition of Total Travel Media, the Company issued 2,500,000 shares of its Series B preferred stock and 2,500,000 shares of its common stock (Class B) to Bear Bull. In connection with the Company’s acquisition of Four Oceans, the Company issued 20,000,000 shares of its Series A preferred stock to Bear Bull.

In April 2017, the Company issued a promissory note (that carried an annual interest rate of 12%) to Bear Bull for $16,500. The note principal plus accrued but unpaid interest was paid in full in April 2018.

As part of the acquisition of Four Oceans, the Company recorded a deemed dividend of $18,750,000 to the related parties for value of the shares issued for this transaction.

NOTE 15 - STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company’s Board has authorized the issuance of up to 200,000,000 shares of preferred stock, par value of $0.0001 per share. The Board may divide this authorization into one or more series, each with distinct powers, designations, preferences, and rights.

Series A Convertible Preferred Stock

The Company’s Board has authorized the issuance of up to 100,000,000 shares of Series A Convertible Preferred Stock (the “Series A preferred stock”). Shares of our Series A preferred stock are senior in rank to shares of our Series C preferred stock, but junior to shares of our Series B preferred stock. The affirmative vote of the holders of 86% of the issued and outstanding shares of our Series A preferred stock is required for the Board: (i) to declare dividends upon shares of common stock unless, with respect to cash dividends, the shares of our Series A preferred stock are to receive the same dividend as the common shares, on an as converted basis; (ii) to redeem the shares of our Series A preferred stock at a redemption price of $0.001 per share; (iii) to authorize or issue additional or other capital stock that is junior or equal in rank to shares of our Series A preferred stock with respect to the preferences as to distributions and payments upon the liquidation, dissolution, or winding up of the Company; and (iv) to amend, alter, change, or repeal any of the powers, designations, preferences, and rights of our Series A preferred stock. Upon the dissolution, liquidation, or winding up of the Company, whether voluntary or involuntary, the holders of the Series A preferred stock are entitled to receive out of the assets of the Company the sum of $0.001 per share before any payment or distribution shall be made on the shares of common stock, or any other class of capital stock ranking junior to the Series A Preferred Stock. For a period of 10 years from the date of issuance, the holders of the Series A preferred stock may elect to convert each share of the Series A preferred stock into one share of the Company’s common stock. Each share of our Series A preferred stock is entitled to one vote when voting as a class or together with the shares of common stock.

As discussed in Note 1, during the fiscal year ended April 30, 2018, the Company issued 75,000,000 shares of its Series A preferred stock in connection with the acquisition of Four Oceans. The Company recognized a deemed dividend of $18,750,000 in connection to the acquisition of Four Oceans.

During the fiscal year ended April 30, 2019 and 2018, the Company issued 7,500,000 shares and 10,628,750 shares, respectively, of its Series A preferred stock in connection with purchases of equity interest in unconsolidated entities, which were valued at a fair market value of $1,875,000 and $2,657,188, respectively. In addition, in the fiscal year ended April 30, 2018, the Company issued 1,065,790 shares of its Series A preferred stock in exchange for consulting and other services. These shares were recorded at a fair market value of $266,448. During the fiscal year ended April 30, 2019, stockholders converted an aggregate of 51,315,790 shares of our Series A preferred stock into an equal number of shares of our common stock.

There were 42,878,750 shares and 86,694,540 shares of our Series A preferred stock issued and outstanding as of April 30, 2019 and 2018, respectively.

Series B Convertible Preferred Stock

The Company’s Board has authorized the issuance of up to 10,000,000 shares of Series B Convertible Preferred Stock (the Series B preferred stock”). Shares of our Series B preferred stock are senior in rank to shares of our Series A and Series C preferred stock. The affirmative vote of the holders of 86% of the issued and outstanding shares of our Series B preferred stock is required for the Board: (i) to declare dividends upon shares of common stock unless, with respect to cash dividends, the shares of our Series B preferred stock are to receive the same dividend as the common shares, on an as converted basis; (ii) to redeem the shares of our Series B preferred stock at a redemption price of $0.001 per share; (iii) to authorize or issue additional or other capital stock that is senior, junior or equal in rank to shares of our Series B preferred stock with respect to the preferences as to distributions and payments upon the liquidation, dissolution, or winding up of the Company; and (iv) to amend, alter, change, or repeal any of the powers, designations, preferences, and rights of the Series B preferred stock. Upon the dissolution, liquidation, or winding up of the Company, whether voluntary or involuntary, the holders of the Series B preferred stock are entitled to receive out of the assets of the Company the sum of $0.001 per share before any payment or distribution shall be made on the shares of common stock, or any other class of capital stock of the Company ranking junior to the Series B preferred stock. For a period of 10 years from the date of issuance, the holders of the Series B preferred stock may elect to convert each share of Series B preferred stock into one share of the Company’s common stock. Each share of our Series B preferred stock is entitled to one vote when voting as a class, and to one thousand votes when voting together with shares of our common stock.

As discussed in Note 1, during the fiscal year ended April 30, 2018, the Company issued 10,000,000 shares of its Series B preferred stock in connection with the acquisition of TTM. There were 10,000,000 shares of our Series B preferred stock issued and outstanding at April 30, 2019 and 2018.

Series C Convertible Preferred Stock

The Company’s Board has authorized the issuance of up to 10,000,000 shares of Series C Convertible Preferred Stock (the Series C preferred stock”). Shares of our Series C preferred stock are junior in rank to the Series A and Series B preferred stock. The affirmative vote of the holders of 86% of the issued and outstanding shares of our Series C preferred stock is required for the Board: (i) to declare dividends upon shares of common stock unless, with respect to cash dividends, the shares of our Series C preferred stock are to receive the same dividend as the common shares, on an as converted basis; (ii) to redeem the shares of Series C preferred stock at a redemption price of $0.001 per share; (iii) to authorize or issue additional or other capital stock that is junior or equal in rank to our Series C preferred stock with respect to the preferences as to distributions and payments upon the liquidation, dissolution, or winding up of the Company; and (iv) to amend, alter, change, or repeal any of the powers, designations, preferences, and rights of the Series C preferred stock. Upon the dissolution, liquidation, or winding up of the Company, whether voluntary or involuntary, the holders of the Series C preferred stock are entitled to receive out of the assets of the Company the sum of $0.001 per share before any payment or distribution shall be made on the shares of common stock, or any other class of capital stock of the Company ranking junior to the Series C preferred stock. For a period of 10 years from the date of issuance, the holders of the Series C preferred stock may elect to convert each share of Series C preferred stock into one share of the Company’s common stock. Each share of our Series C preferred stock is entitled to one vote when voting as a class or together with shares of common stock.

During the fiscal year ended April 30, 2019 and 2018, the Company issued 170,000 shares and 3,950,000 shares, respectively, of its Series C preferred stock for cash in the amount of $42,500 and $987,500, respectively, in connection with stock subscription agreements in the ordinary course of its business and, during the fiscal year ended April 30, 2019, holders of 600,000 shares of the Company’s Series C preferred stock converted their holdings into 600,000 shares of the Company’s common stock. There were 3,520,000 shares and 3,950,000 shares of our Series C preferred stock issued and outstanding as of April 30, 2019 and 2018, respectively.

Common Stock

The Company’s Board has authorized the issuance of up to 500,000,000 shares of common stock (Class A) and up to 10,000,000 shares of common stock (Class B), each with a par value of $0.0001 per share. Holders of our common stock are entitled to dividends declared by our Board, subject to the rights of the holders of classes of capital stock outstanding having priority rights with respect to dividends. Our shares of common stock have the same rights, except that the holders of our Class B common stock have the right to elect a majority of our Board, while the holders of our Class A common stock, Series A preferred stock, Series B preferred stock, and Series C preferred stock have the right to elect the rest of the directors. References to “common stock” throughout this report include the Class A common stock and the Class B common stock, unless otherwise indicated or the context otherwise requires.

Prior to May 5, 2017, the Company had issued 30,020,000 shares of its Class A common stock to its founding shareholder and 23,340,000 shares to several individuals in connection with stock subscription agreements. In addition, as discussed in Note 1, during the fiscal year ended April 30, 2018, the Company issued 10,000,000 shares of its Class B common stock in connection with the acquisition of Total Travel Media. During the fiscal year ended April 30, 2019 and 2018, the Company issued 870,000 shares and 1,310,000 shares of its Class A common stock for cash in the amount of $217,500 and $327,500, respectively. In addition, in the fiscal year ended April 30, 2019 and 2018, the Company issued 449,851 shares and 1,500,000 shares in exchange for consulting services recognized at the fair market value of $119,000 and $1,042,500, respectively.

In the fiscal year ended April 30, 2019, holders of 51,315,790 shares of the Company’s Series A preferred stock converted their holdings into an equal number of shares of the Company’s Class A common stock, holders of 600,000 shares of the Company’s Series C preferred stock converted their holdings into an equal number of shares of the Company’s common stock and holders of the Company’s convertible promissory notes converted $15,000 in notes principal and $1,000 in accrued interest into 3,200,000 shares of the Company’s Class A common stock, as permitted by the terms of the respective equity and debt instruments. In the fiscal year ended April 30, 2019, the Company issued, in the aggregate, 21,470,620 shares of its Class A common stock to two executive officers, at an exercise price of $0.0001 per share, in connection with the exercise of derivative instruments granted in conjunction with employment agreements disclosed previously and the Company issued 800 shares of its Class A common stock in connection with stock warrants exercised, at an exercise price of $0.25 per share. In addition, in the fiscal year ended April 30, 2019, the Company repurchased (and later retired) 30,000,000 shares of its Class A common stock from Foshan City Shunde District Cheering Garden Tools Co., LTD.

There were 104,077,061 shares and 56,170,000 shares of our Class A common stock issued and outstanding as of April 30, 2019 and 2018, respectively, and 10,000,000 shares of our Class B common stock issued and outstanding at both dates. During the fiscal year ended April 30, 2019 and 2018, the Company received $40,000 and $196,500, respectively, in subscriptions for shares to be issued.

Stock Options and Warrants

In March 2018, the Company issued fully-vested options to purchase up to 3,000,000 shares of its common stock to its Chief Financial Officer in connection with his employment agreement, as disclosed previously. These stock options were exercised in October 2018.

In October 2017, the Company issued warrants to purchase up to 333,333 shares of its common stock. The warrants are exercisable for a period of five years from the issuance date, subject to certain default provisions, at the exercise price of $0.15 per share. In March 2018, the Company issued fully-vested warrants to purchase up to 5,000,000 shares of its Series A preferred stock and, in January 2019, fully-vested warrants to purchase up to 13,470,620 shares of the its Series A preferred stock to its President and Chief Executive Officer in connection with his employment agreement, as disclosed previously. All such stock warrants were exercised in the fiscal year ended April 30, 2019. In the fiscal year ended April 30, 2019, the Company issued fully vested warrants to purchase up to 1,582,600 shares of its common stock to members of its independent sales force and holders of 800 warrants exercised their stock warrants. The warrants are exercisable for a period of two years from the issuance date, subject to certain default provisions, at the exercise price of $0.25 per share.

The following table summarizes the activity relating to the Company’s stock warrants:

	Number of Warrants (1)	Weighted Average Exercise Price	Weighted Average Remaining Term
Outstanding at May 5, 2017	-	$-	-
Granted	6,643,333	0.04
Exercised	-	-	-
Expired	-	-	-
Outstanding at April 30, 2018	6,643,333	$0.04
Granted	16,083,220	0.31	2.6
Exercised	(18,471,420)	0.0001	-
Expired	-	-	-
Outstanding at April 30, 2019	4,255,133	$0.24	3.1

(1)	In March 2018, the Company issued to its President and Chief Executive Officer fully vested warrants to purchase up to 5,000,000 shares of the Company’s Series A preferred stock, which had no expiration date and were exercised in October 2018 and, in January 2019, fully vested warrants to purchase up to 13,470,620 shares of the Company’s Series A preferred stock, which had no expiration date and were exercised in January 2019.
(2)	In the fiscal year ended April 30, 2019 and 2018, the Company issued 870,000 and 1,310,000 fully vested five-year warrants, respectively, to purchase an equal number of shares of its common stock in connection with stock subscription agreements. The exercise price for these warrants is equal to 50% of the average closing bid price for the Company’s common stock for the 20-day trading period immediately prior to exercise.

The following table summarizes additional information relating to stock warrants outstanding and exercisable:

Warrants outstanding at April 30, 2019
Warrants Outstanding			Warrants Exercisable
	Weighted Average Remaining	Weighted Average		Weighted Average
Number of Shares	Contractual life (in years)	Exercise Price	Number of Shares	Exercise Price

2,180,000	4.1	$0.12	2,180,000	$0.12
1,641,800	1.8	$0.25	1,641,800	$0.25
100,000	2.9	$3.00	100,000	$3.00
333,333	3.4	$0.15	333,333	$0.15

Warrants outstanding at April 30, 2018
Warrants Outstanding			Warrants Exercisable
	Weighted Average Remaining	Weighted Average		Weighted Average
Number of Shares	Contractual life (in years) (1)	Exercise Price	Number of Shares	Exercise Price

5,000,000	-	$0.0001	5,000,000	$0.0001
1,310,000	4.0	$0.18	1,310,000	$0.18
333,333	4.4	$0.15	333,333	$0.15

(1)	In March 2018, the Company issued to its President and Chief Executive Officer fully vested warrants to purchase 5,000,000 shares of the Company’s Series A preferred stock with no expiration date. These stock warrants were exercised in October 2018.

NOTE 16 - BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

Business Segments

The Company, directly or through its subsidiaries, markets and sells its products and services directly to consumers, through its independent sales force. In December 2017, the Company launched its health and wellness product line under the name Elevate. The Company’s Elevate product line consists of Nutraceutical products developed by a wholly-owned subsidiary of the Company. The Company’s determination of its reportable segments is based on how its chief operating decision makers manage the business.

The Company’s segment information is as follows:

	Fiscal Year Ended April 30,
	2019	2018
Net sales
Health and wellness products	$83,483,841	$8,182,567
Other	2,439,380	209,602
Total net sales	$85,923,221	$8,392,169

Operating earnings (loss):
Segment gross profit:
Health and wellness products	$55,477,170	$4,282,308
Other	1,649,,115	109,694
Total segment gross profit	57,126,285	4,392,002
Selling and marketing expenses	43,956,495	5,454,218
Research and development expenses	-	836,640
General and administrative expenses	14,269,984	4,116,834
Consolidated operating loss	$(1,100,194)	$(6,015,693)

Total Assets:
Health and wellness	$14,442,146	$5,290,577
Corporate	1,561,877	587,842
Consolidated total assets	$16,004,023	$5,878,419

Payments for property and equipment:
Health and wellness	$281,535	$112,911
Corporate	14,818	12,546
Consolidated payments for property and equipment	$296,353	$125,457

Depreciation and amortization:
Health and wellness	$74,732	$9,768
Corporate	8,303	1,085
Consolidated depreciation and amortization	$83,035	$10,853

Geographic Area Information

During the fiscal year ended April 30, 2019, approximately 96% of our consolidated net sales and, during the fiscal year ended April 30, 2018, approximately 99% of our consolidated net sales are to customers located in the U.S. (based on the customer’s shipping address). The Company expects its sales to customers located outside the U.S. to increase in the future and plans to provide disclosure about its sales by geographic area. All the Company assets are located in the U.S.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases its corporate headquarters and other facilities located in Plano, Texas and four corporate vehicles. At April 30, 2019, future minimum payments under all non-cancelable operating leases, net of sublease income, are as follows:

Fiscal Year Ending April 30:
2020	$597,843
2021	545,614
2022	293,756
2023	54,841
2024	17,228
Thereafter	-
$1,509,282

Our leases for office space require that we pay a portion of real estate taxes, insurance, common area maintenance and special assessments by the lessor, and include the estimated impact of probable renewal options and escalation clauses. The information in the table above does not reflect any estimates or assumptions regarding the impact on future rent expense of future increases in real estate taxes, insurance, maintenance and special assessments or renewal options that are not probable. Total rent expense in connection with all operating leases amounted to $468,954 and $77,783 for the fiscal year ended April 30, 2019 and 2018, respectively, and is included in general and administrative expenses in our consolidated statements of operations. Please see Note 2 for information about the Company’s adoption of the new lease accounting guidance.

Contingencies

Legal Proceedings

The Company from time to time is involved in various claims and lawsuits incidental to the conduct of its business in the ordinary course. We do not believe that the ultimate resolution of these matters will have a material adverse impact on our consolidated financial position, results of operations or cash flows.

Acquisition-related Contingencies

In May 2017, the Company entered into a Stakeholder and Investment Agreement pursuant to which it acquired a 24% interest in 212 Technologies, LLC (“212 Tech”) in exchange for 5,628,750 shares of its Series A preferred stock. Under the terms of the Stakeholder and Investment Agreement, the Company has the option to acquire an additional 24% interest in 212 Tech at a future date in exchange for an additional 10,000,000 shares of the Company’s Series A preferred stock, when both of the following conditions have been met: (i) one year has passed from the Closing Date; and (ii) the closing price of the Company’s common stock equals or exceeds $10.00 per share, as reported by OTC Markets. In accordance with GAAP, the Company has not recorded a liability in connection with this contingency.

In October 2017, the Company entered into a Share Exchange Agreement pursuant to which it acquired a 25% interest in 561 LLC in exchange for 2,500,000 shares of its Series A preferred stock with a deemed value of $0.25 per share. Under the terms of the Share Exchange Agreement, in May 2018, the Company increased its cumulative equity interest in 561 LLC to 40% in exchange for 2,500,000 shares of its Series A preferred stock. Under the terms of the Share Exchange Agreement, the sellers shall be entitled to an additional 2,500,000 shares of our Series A preferred stock when both of the following conditions have been met: (a) one year has passed from the Closing Date and (b) the closing bid price of the Company’s common stock equals or exceeds $5.00 per share, as reported by OTC Markets. In accordance with GAAP, the Company has not recorded a liability in connection with this contingency.

In October 2017, the Company entered into a Share Exchange Agreement pursuant to which it acquired a 25% interest in America Approved Commercial LLC (“AAC”) in exchange for 2,500,000 shares of our Series A preferred stock with a deemed value of $0.25 per share. Under the terms of the Share Exchange Agreement, in May 2018, the Company increased its cumulative equity interest in AAC to 40% in exchange for 2,500,000 shares of its Series A preferred stock. As of April 30, 2019, the Company had issued 5,000,000 shares of its Series A preferred stock (with a deemed value of $1,250,000) in connection with its acquisition of AAC. Under the terms of the Share Exchange Agreement, the sellers shall be entitled to an additional 2,500,000 shares of the Company’s Series A preferred stock when both of the following conditions have been met: (a) one year has passed from the Closing Date and (b) the closing bid price of the Company’s common stock equals or exceeds $5.00 per share, as reported by OTC Markets. In accordance with GAAP, the Company has not recorded a liability in connection with this contingency.

Other Matters

In late January, 2019, the Company became aware of an unliquidated amount of potential liability arising out a series of cash advance loan transactions (“Transactions”) entered into by eight different sources and an entity owned by a former Company employee-insider. Without the knowledge of the Company and in contravention of the express provisions of the Nevada Revised Statutes and Bylaws of the Company, this former employee purported to obligate the Company (and two of the Company’s affiliates) to repay the amounts owed in connection with the Transactions.

At this time, the Company has resolved all of the debt associated with the Transactions at a substantial discount from the amounts alleged by the holders of such debt. Additionally, the Company has entered into a comprehensive agreement, secured by substantial assets, with the former employee-insider and the entity owned by the former Company employee-insider. Pursuant to such agreement, the former employee-insider and the entity owned and controlled by such former Company employee-insider are obligated jointly and severally to repay the Company all sums expended by the Company in the resolution of the Transactions. The amount expended by the Company, in connection with such resolution, is the sum of $3.4 million. At April 30, 2019, the Company has recorded a receivable of $3.4 million from the former employee-insider and the entity owned by the former Company employee-insider and is reported in accounts receivable, related party in our consolidated balance sheet.

Based on the foregoing, the Company does not believe that the ultimate resolution of this matter will have a material effect on its financial statements.

NOTE 18 - SUBSEQUENT EVENTS

In March and April 2018, the Company had entered into certain investment agreements with a third party pursuant to which the Company loaned an aggregate of $275,000 to the third party. The related convertible notes accrued interest at the rate of 12% per annum. On June 7, 2019, the Company and the third party entered into a loan exchange agreement pursuant to which the Company received a promissory note for $309,309 in settlement of all amounts owed to the Company under the March and April 2018 loans, including loan principal of $275,000 and accrued interest of $34,309. Loans under the June 2019 promissory note bear interest at the rate of 8% per annum and are due, together with accrued interest, in November 2019, subject to certain acceleration and prepayment provisions.

In late June 2019, the Company became aware of a potential liability arising out of certain previous transactions involving the formation and capitalization of two legal entities that were owned or controlled (fully or partially) by a Company consultant that was, at the time, considered a Company insider. Without the knowledge of the Company and in contravention of the express provisions of the Nevada Revised Statutes and Bylaws of the Company, this Company consultant purportedly solicited investment funds from various persons, who at the time, were independent contractors of the Company. While this matter is still currently under investigation, the Company has reason to believe that this Company consultant, possibly acting in concert with others, sought to leverage the assets and resources of the Company in furtherance of these ventures, to their personal pecuniary benefit. It is believed that these actions have resulted in a material loss to the investing parties.

Upon learning of these allegations from various of these investors, the Company launched an immediate internal investigation into these transactions. In addition, the Company secured the services of a Dallas-based law firm with experience in financial impropriety, forensic investigations to assist in that process. As of the date hereof, the Company is continuing to work to investigate and promptly resolve these matters. Based on the facts and circumstances as they become known, the Company will recognize adequate reserves to account for the estimated amount of this potential liability and make appropriate disclosure in accordance with all applicable legal requirements. As of the date hereof, the entire scope of the potential liability cannot be reasonably estimated. However, the Company believes that the ultimate resolution of these matters will not have a material impact on its financial statements.

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

Scope of the Controls Evaluation. The evaluation of our disclosure controls and procedures included a review of their objectives and design, our implementation of the controls and procedures and the effect of the controls and procedures on the information generated for use in this Annual Report. In the course of the evaluation, we sought to identify whether we had any data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, was being undertaken if needed. This type of evaluation is performed on a quarterly basis so that conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our Quarterly Reports on Form 10-Q and our Annual Reports on Form 10-K. Many of the components of our disclosure controls and procedures are also evaluated by our legal department and by personnel in our finance organization. The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures on an ongoing basis, and to maintain them as dynamic systems that change as conditions warrant.

Conclusions regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of April 30, 2019, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of April 30, 2019. Based on this assessment, management has concluded that, as of April 30, 2019 our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles based on such criteria.

Changes in Internal Control over Financial Reporting. During our last fiscal quarter there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as stated below, the information required by Item 10 of this Annual Report is incorporated herein by reference from our Proxy Statement related to the 2019 Annual Meeting of Stockholders under the headings “PROPOSAL 1 – ELECTION OF DIRECTORS,” “EXECUTIVE OFFICERS AND BOARD OF DIRECTORS,” and “CORPORATE GOVERNANCE AND BOARD MEMBERS.”

Code of Business Conduct and Ethics

The Company’s Board of Directors has adopted a Code of Business Conduct and Ethics that applies to the Company’s directors, officers and employees. Copies of this document are available in print to any person, free of charge, upon written request to our Investor Relations Department at 1700 Coit Road, Suite 100, Plano, Texas 75075.

Involvement in Legal Proceedings

No Executive Officer or Director of the registrant has been convicted in a criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding that is currently pending. In addition, no Executive Officer of the registrant is the subject of any other type of legal proceedings pending.

As of the date hereof, no Executive Officer or Director of the registrant is involved in any bankruptcy petition by or against any business in which they are a general partner, an executive officer or a director at this time or within two years of any involvement as a general partner, executive officer, or director of any business.

ITEM 11. EXECUTIVE COMPENSATION

We are a Smaller Reporting Company, as defined in Rule 12b-2 of the Exchange Act and, accordingly, have omitted certain information required by Item11 of this Annual Report as permitted by applicable scaled disclosure rules.

The additional information required by Item 11 of this Annual Report is incorporated herein by reference from our Proxy Statement related to the 2019 Annual Meeting of Stockholders under the headings “EXECUTIVE COMPENSATION – DIRECTOR AND OFFICER COMPENSATION,” “SUMMARY COMPENSATION TABLE,” “DIRECTOR COMPENSATION” and “OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as stated below, the information required by Item 12 of this Annual Report, including information about securities granted under individual compensation arrangements with executives of the registrant, is incorporated herein by reference from our Proxy Statement related to the 2019 Annual Meeting of Stockholders under the headings “EXECUTIVE COMPENSATION” and “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”

Equity Compensation Plans

The table below reflects stock warrants issued to the Company’s independent sales representatives in the fiscal year ended April 30, 2019:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)(2)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	1,582,600	$0.25	13,417,400
Total	1,582,600	$0.25	13,417,400

(1)	In December 2018, the Company’s Board of Directors authorized the issuance to the Company’s independent sales representatives, which the Company refers to as Elepreneurs, of fully vested warrants to purchase up to 10,000,000 shares of the Company’s common stock, at an exercise price of $0.25 per share. In February 2019, the Board increased the authorization by up to an additional 5,000,000 stock warrants.

(2)	The table above does not reflect (i) stock warrants sold between April 2018 and January 2019, in connection with stock subscription agreements, to purchase up to 2,180,000 shares of the Company’s common stock, at an exercise price determined by the average trading price per share of the Company common stock, or (ii) stock warrants to purchase 333,333 shares of the Company’s common stock, at an exercise price of $0.15 per share, issued in October 2017 in connection with a loan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We are a Smaller Reporting Company, as defined in Rule 12b-2 of the Exchange Act and, accordingly, have omitted certain information required by Item 13 of this Annual Report as permitted by applicable scaled disclosure rules.

The additional information required by Item 13 of this Annual Report is incorporated herein by reference from our Proxy Statement related to the 2019 Annual Meeting of Stockholders under the heading “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of this Annual Report is incorporated herein by reference from our Proxy Statement related to the 2019 Annual Meeting of Stockholders under the heading “PROPOSAL 4 – RATIFICATION OF THE APPOINTMENT OF OUR INDEPENDENT AUDITORS.”

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Annual Report:

(a) List of Financial Statements and Financial Statement Schedules

None.

(b) Exhibits

The following exhibits are filed as part of this Annual Report or are incorporated herein by reference:

3.1	Amended and Restated Articles of Incorporation of Sharing Services Global Corporation, which is incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 24, 2019

3.2	Bylaws of Sharing Services Global Corporation, which is incorporated herein by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 24, 2019

4.1	Certificate of Designations of Series A Preferred Stock, which is incorporated herein by reference from Exhibit 3.1.2 to the Company’s Current Report on Form 8-K filed on May 8, 2017

4.2	Certificate of Designations of Series B Preferred Stock, which is incorporated herein by reference from Exhibit 3.1.3 to the Company’s Current Report on Form 8-K filed on May 8, 2017

4.3	Certificate of Designations of Series C Preferred Stock, which is incorporated herein by reference from Exhibit 3.1.4 to the Company’s Current Report on Form 8-K filed on May 8, 2017

4.4	Convertible Promissory Note dated January 22, 2018 issued by Sharing Service, Inc. in favor of RB Capital Partners, Inc., which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on January 26, 2018

4.5	Convertible Promissory Note dated February 8, 2018 issued by Sharing Service, Inc. in favor of RB Capital Partners, Inc., which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on February 13, 2018

4.6	Convertible Promissory Note dated March 16, 2018 issued by Sharing Service, Inc. in favor of RB Capital Partners, Inc., which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on March 23, 2018

4.7	Convertible Promissory Note dated April 13, 2018 issued by Sharing Service, Inc. in favor of RB Capital Partners, Inc., which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on April 19, 2018

10.1	Stakeholder and Investment Agreement dated May 21, 2017 by and between Sharing Service, Inc., 212 Technologies and certain individual selling shareholders, which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on May 25, 2017

10.2	Share Exchange Agreement dated May 23, 2017 by and between Sharing Service, Inc., Total Travel Media, Inc., and the Equity Holders of Total Travel Media, Inc., which is incorporated herein by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed on September 21, 2017

10.3	Share Exchange Agreement dated September 29, 2017 by and between Sharing Service, Inc., Four Oceans Holdings, Inc., and the Equity Holders of Four Oceans Holdings, Inc., which is incorporated herein by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 5, 2017

10.4	Share Exchange Agreement dated October 4, 2017 by and between Sharing Service, Inc., 561 LLC, and the Equity Holders of 561 LLC, which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on October 10, 2017

10.5	Share Exchange Agreement dated October 4, 2017 by and between Sharing Service, Inc., America Approves Commercial LLC and the Equity Holders of America Approves Commercial LLC, which is incorporated herein by reference from Exhibit 1.2 to the Company’s Current Report on Form 8-K filed on October 10, 2017

10.6	Share Exchange Agreement dated October 4, 2017 by and between Sharing Service, Inc., Medical Smart Care LLC and the Equity Holder of Medical Smart Care LLC, which is incorporated herein by reference from Exhibit 1.3 to the Company’s Current Report on Form 8-K filed on October 10, 2017

10.7	Share Exchange Agreement dated October 4, 2017 by and between Sharing Service, Inc., LEH Insurance Group LLC and the Equity Holder of LEH Insurance Group LLC, which is incorporated herein by reference from Exhibit 1.4 to the Company’s Current Report on Form 8-K filed on October 10, 2017

10.8	Employment Agreement dated March 4, 2018 by and between Sharing Service, Inc. and Frank A. Walters, which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on March 8, 2018

10.9	Executive Employment Agreement dated February 28, 2018 by and between Sharing Service, Inc. and John Thatch, which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K/A filed on March 28, 2018

10.10	Addendum to Executive Employment Agreement by and between Sharing Service, Inc. and John Thatch, which is incorporated herein by reference from Exhibit 1.2 to the Company’s Current Report on Form 8-K/A filed on March 28, 2018

10.11	Contractor Agreement dated April 12, 2018 by and between Sharing Service, Inc. and Robert Oblon, which is incorporated herein by reference from Exhibit 1.2 to the Company’s Current Report on Form 8-K filed on April 19, 2018

10.12	Investment Agreements dated March 15, 2018, March 19, 2018, March 22, 2018 and April 24, 2018 by and between Sharing Service, Inc. and Direct Cellars, LLC., which are incorporated herein by reference from Exhibit 1.1, Exhibit 1.2, Exhibit 1.3 and Exhibit 1.4 to the Company’s Current Report on Form 8-K filed on May 9, 2018

10.13	Contractor Agreement dated April 26, 2018 by and between Sharing Service, Inc. and Jordan Brock, which is incorporated herein by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 23, 2018

10.14	Agreement of Sale of Future Receipts dated November 27, 2018 by and between Sharing Services, Inc. and Libertas Funding LLC., which is incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 13, 2018

10.15	Agreement for the Purchase and Sale of Future Receipts dated November 30, 2018 between Sharing Services, Inc. and eMerchant Advance LLC., which is incorporated herein by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 13, 2018

10.16	Form of Elepreneur Agreement, which is incorporated herein by reference from Exhibit 10.20 to the Company’s registration Statement on Form 10-12G/A filed on December 13, 2018

10.17	Elepreneur Super Affiliate Marketing Plan, which is incorporated herein by reference from Exhibit 10.21 to the Company’s registration Statement on Form 10-12G/A filed on December 13, 2018

10.18	Loan Agreement and Promissory Note by and Between Sharing Services, Inc. and Global Payroll Gateway, Inc., which is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 17, 2018

10.19	Letter of resignation of Jordan Brock, which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on January 29, 2019

10.20	Letter of resignation of Robert Oblon, which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on February 7, 2019

10.21	Agreement for the Purchase and Sale of Future Receipts dated March 5, 2019 between Sharing Services Global Corporation and eMerchant Advance LLC*

10.22	Agreement for the Purchase and Sale of Future Receipts dated March 5, 2019 between Sharing Services Global Corporation and Trust Capital Funding LLC *

10.23	Agreement of Sale of Future Receipts dated March 6, 2019 by and between Sharing Services Global Corporation and Libertas Funding LLC *

10.24	Letter of resignation from the Board of Frank A. Walters, which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on May 23, 2019

21.1	List of Subsidiaries of Sharing Services Global Corporation *

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of John Thatch *

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Frank A. Walters *

32.1	Section 1350 Certification of John Thatch *

32.2	Section 1350 Certification of Frank A. Walters *

101	The following financial information from our Annual Report on Form 10-K for the fiscal year ended April 30, 2019 and 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows and (iv) Consolidated Statements of Stockholders’ Equity (Deficit) *

*Included herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of July, 2019.

SHARING SERVICES GLOBAL CORPORATION
(Registrant)

By:	/s/ John Thatch
John Thatch
President, Chief Executive Officer and Director

By:	/s/ Frank A. Walters
Frank A. Walters
Secretary and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Keith R. Halls	Chairman of the Board of Directors	July 10, 2019
Keith R. Halls

President, Chief Executive Officer and Director
/s/ John Thatch	(Principal Executive Officer)	July 10, 2019
John Thatch

/s/ Kip H. Allison	Director	July 10, 2019
Kip H. Allison

