Form 10-Q
period 2019-07-31
SHARING SERVICES GLOBAL Corp
filed 2019-09-16
CIK 1644488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2019

or

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

(469) 304-9400

(Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	SHRG	OTCQB Market

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

Yes [  ] No [X]

As of September 10, 2019, there were 123,226,619 shares of the issuer’s class A common stock and 10,000,000 shares of the issuer’s class B common stock outstanding.

In this Quarterly Report, references to “the Company,” “Sharing Services,” “our company,” “we,” “our,” “ours” and “us” refer to Sharing Services Global Corporation and its consolidated subsidiaries unless otherwise indicated or the context otherwise requires.

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

Readers are cautioned not to place undue reliance on forward-looking statements, since such statements speak only as of the date they were made. The events described in forward-looking statements might not occur or might occur to a different extent or at a different time than described in the forward-looking statements. Except to the extent required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements contained in this report, whether as a result of new information, future events, or otherwise. Any forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements, including, but not limited to, risks and uncertainties related to:

●	The highly competitive and dynamic nature of the direct selling industry;

●	The success of our growth initiatives, including our efforts to attract new customers and build brand awareness;

●	Anticipating and effectively responding to changes in consumer preferences and buying trends in a timely manner;

●	The timing and acceptance of new products we introduce;

●	Our ability to attract and retain talented employees and management;

●	Our ability to effectively manage and control our operating expenses;

●	Potential fluctuations in our quarterly financial performance;

●	If we incur losses and/or are unable to generate sustained positive cash flows from operations to fund our working capital needs, including servicing our debt;

●	Our ability to obtain additional financing to implement our business strategies;

●	Our ability to attract and retain key personalities to promote our products, the ability of a key personality to successfully perform his or her role, and the existence of negative publicity surrounding a key personality engaged in promoting our products;

●	Recent changes to our sales commission program and potential changes to our sales commission program in the future could adversely affect future sales;

●	The use of social media may adversely impact our reputation and business;

●	Our dependence on three suppliers for substantially all the products we sell and the possibility of material disruptions in the supply of products by our suppliers or increases in the prices of the products we purchase from our suppliers;

●	Our compliance with current laws and regulations or becoming subject to new or more stringent laws and regulations in the future, including applicable laws and regulations in jurisdictions outside the United States;

●	The success of our efforts to register our trademarks and protect certain intellectual property rights;

●	Products sold by us being found to infringe on the intellectual property rights of others;

●	Products sold by us being found to be defective in labeling or content;

●	Recent product reformulations and potential product reformulations in the future could adversely affect demand for our products and our sales in the future;

●	Potential product liability claims could harm our business;

●	We may not be able to successfully identify acquisition candidates or to successfully finance, complete and integrate desirable acquisitions;

●	Our stated intension to expand into foreign markets may expose us to foreign currency exchange rate fluctuations and other risks inherent to foreign operations;

●	The occurrence of natural disasters or acts of violence or terrorism;

●	If we are unable to comply with the financial reporting requirements contained in U.S. securities regulations, investors may lose confidence in our financial reporting and the price of our common stock could decline;

●	If securities or industry analysts do not publish research or reports about our business, if our operating results do not meet their expectations, or if they adversely change their recommendations regarding our common stock, our stock price and trading volume could decline;

●	If we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence in us and, as a result, the value of our securities;

●	Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud;

●	Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain;

●	Future sales and issuances of our common stock or rights to purchase our common stock, including pursuant to our equity incentive plans, may result in material dilution of the percentage ownership of our stockholders and could cause our trading price to decline;

●	We have applied to uplist our securities to the NASDAQ Capital Market. Even if we decide to continue to pursue the uplist process, the NASDAQ Capital Market may not list our securities for quotation. That could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions;

●	Our ability to uplist our common stock to the NASDAQ Capital Market is contingent on us meeting applicable initial listing criteria;

●	If our application to uplist is approved, our failure to meet the continued listing requirements of the NASDAQ Capital Market could result in a delisting of our common stock;

●	We will continue to incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance requirements, including as a result of our disclosed efforts to uplist our stock in the NASDAQ Capital Market; and

●	We may be adversely affected by any disruption in our information technology systems or by potential acts of cyberterrorism.

4

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

The following condensed consolidated balance sheets as of July 31, 2019 and April 30, 2019, the condensed consolidated statements of operations and condensed consolidated statements of cash flows for the three months ended July 31, 2019 and 2018, and the condensed consolidated statement of stockholders’ equity (deficit) for the three months ended July 31, 2019 are those of Sharing Services Global Corporation and subsidiaries.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2019	April 30, 2019
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$8,955,672	$3,912,135
Trade accounts receivable, net	4,213,920	4,406,704
Accounts receivable, related party	3,472,038	3,446,114
Notes receivable, net	451,098	425,197
Inventory	3,463,368	2,882,869
Other current assets	251,191	373,310
Total Current Assets	20,807,287	15,446,329

Security deposits	42,670	42,670
Property and equipment, net	314,383	307,524
Right-of-use assets, net	1,186,467	-
Investments in unconsolidated entities	207,500	207,500
TOTAL ASSETS	$22,558,307	$16,004,023

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$1,362,287	$1,107,786
Notes payable	744,635	2,123,208
Accrued sales commissions payable, including, $1,290,599 at July 31, 2019 and $1,365,705 at April 30, 2019, payable with stock warrants	8,804,455	7,402,659
Accrued and other current liabilities	6,479,787	5,818,061
Income taxes payable	300,000	-
Current portion of convertible notes payable	600,000	855,000
Total Current Liabilities	18,291,164	17,306,714
Lease liability, long-term	820,754	-
Convertible notes payable, net of unamortized debt discount of $31,914 at July 31, 2019 and $34,433 at April 30, 2019	18,086	15,567
TOTAL LIABILITIES	19,130,004	17,322,281
Commitments and contingencies
Stockholders’ Deficit
Preferred stock, $0.0001 par value, 200,000,000 shares authorized:
Series A convertible preferred stock, $0.0001 par value, 100,000,000 shares designated; 32,628,750 and 42,878,750 shares issued and outstanding at July 31, 2019 and April 30, 2019, respectively	3,263	4,288
Series B convertible preferred stock, $0.0001 par value, 10,000,000 shares designated; 10,000,000 shares issued and outstanding	1,000	1,000
Series C convertible preferred stock, $0.0001 par value, 10,000,000 shares designated; 3,480,000 and 3,520,000 shares issued and outstanding at July 31, 2019 and April 30, 2019, respectively	348	352
Common Stock, $0.0001 par value, 500,000,000 Class A shares authorized, 112,896, 619 shares and 104,077,061 shares issued and outstanding at July 31, 2019 and April 30, 2019, respectively	11,290	10,408
Common Stock, $0.0001 par value, 10,000,000 Class B shares authorized, 10,000,000 shares issued and outstanding	1,000	1,000
Additional paid in capital	37,470,934	31,870,020
Shares to be issued	21,300	21,000
Stock subscriptions receivable	(114,405)	(114,405)
Accumulated deficit	(33,966,427)	(33,111,921)
Total Stockholders’ Deficit	3,428,303	(1,318,258)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$22,558,307	$16,004,023

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended July 31,
	2019	2018
Net sales	$35,481,917	$12,930,726
Cost of goods sold	10,051,457	4,964,010
Gross profit	25,430,460	7,966,716
Operating expenses
Selling and marketing expenses	15,828,098	6,044,357
General and administrative expenses	9,626,202	1,585,187
Total operating expenses	25,454,300	7,629,544
Operating earnings (loss)	(23,840)	337,172
Other income (expense)
Interest expense, net	(325,949)	(402,586)
Litigation settlements and other non-operating expenses	(204,717)	-
Change in fair value of derivative liabilities	-	(25,837)
Total other income (expense), net	(530,666)	(428,423)
Loss before income taxes	(554,506)	(91,251)
Income tax provision (benefit)	300,000	-
Net loss	$(854,506)	$(91,251)
Loss per share:
Basic	$(0.01)	$(0.00)
Diluted	$(0.01)	$(0.00)
Weighted average shares:
Basic	123,869,895	66,561,304
Diluted	123,869,895	66,561,304

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended July 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(854,506)	$(91,251)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	30,281	7,947
Stock-based compensation expense	5,595,267	8,000
Amortization of debt discount	312,237	335,300
Loss on prepayment of convertible notes		-
Loss on impairment of property and equipment	14,153	-
Change in fair value of derivative liabilities	-	25,837
Changes in operating assets and liabilities:
Accounts receivable	192,784	(143,034)
Inventory	(580,499)	(563,633)
Other current assets	101,219	(291,142)
Security deposits	-	(20,865)
Accounts payable	254,502	261,586
Income taxes payable	300,000	-
Accrued and other liabilities	1,697,631	413,998
Net Cash Provided by (Used in) Operating Activities	7,063,069	(57,257)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property and equipment	(51,116)	(118,723)
Due to related parties	(30,924)	-

Net Cash Used in Investing Activities	(82,040)	(118,723)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable	-	325,000
Repayment of convertible notes payable	(255,000)	(136,734)
Repurchase of common stock	(500)	-
Repayment of promissory notes payable	(1,688,292)	(35,000)
Proceeds from issuance of common stock	6,300	40,000
Net Cash (Used in) Provided by Financing Activities	(1,937,492)	193,266

Increase in cash and cash equivalents	5,043,537	17,286
Cash and cash equivalents, beginning of period	3,912,135	768,268
Cash and cash equivalents, end of period	$8,955,672	$785,554

Supplemental cash flow information
Cash paid for interest	$321,826	$41,972
Cash paid for income taxes	$-	$-

Supplemented disclosure of non-cash investing and financing activities:
Preferred Stock issued for acquisitions	$-	$1,250,000
Derivative liability recognized as debt discount	-	325,000
Right-of-use assets recognized as lease liability	1,299,385	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Class A and Class B Common Stock		Additional		Shares
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Paid in Capital	Subscription Receivable	to be Issued	Accumulated Deficit	Total
Balance – April 30, 2019	42,878,750	$4,288	10,000,000	$1,000	3,520,000	$352	114,077,061	$11,408	$31,870,020	$(114,405)	$21,000	$(33,111,921)	$(1,318,258)
Common stock issued for professional services	-	-	-	-	-	-	29,558	3	5,997	-	300	-	6,300
Conversions of preferred stock	(10,250,000)	(1,025)	-	-	(40,000)	(4)	10,290,000	1,029	-	-	-	-	-
Repurchase of common stock	-	-	-	-	-	-	(1,500,000)	(150)	(350)	-	-	-	(500)
Stock-based compensation expense	-	-	-	-	-	-	-	-	5,595,267	-	-	-	5,595,267
Net loss	-	-	-	-	-	-	-	-	-	-	-	(854,506)	(854,506)
Balance – July 31, 2019	32,628,750	$3,263	10,000,000	$1,000	3,480,000	$348	122,896,619	$12,290	$37,470,934	$(114,405)	$21,300	$(33,966,427)	$3,428,303

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 –DESCRIPTION OF OPERATIONS AND BASIS OF PRESENTATION

Sharing Services Global Corporation (“Sharing Services” or “the Company”) is a diversified company, with Elepreneurs Holdings, a direct selling company, and Elevacity Holdings, a products company, being its primary operating subsidiaries. The Company markets and distributes health and wellness products that are sold under the Elevate brand through an independent sales force of distributors, or Elepreneurs. The Company’s current product offerings include its Elevate health and wellness product line, launched in December 2017. The Company’s Elevate product line consists of Nutraceutical products that the Company refers to as “D.O.S.E.” (which stands for: Dopamine, Oxytocin, Serotonin and Endorphins).

The condensed consolidated interim financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC, although we believe that the disclosures made are adequate to make the information not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2019.

Recent Corporate Name Change

In January 2019, Sharing Services, Inc. changed its corporate name to Sharing Services Global Corporation to better reflect the Company’s strategic intent to grow its business globally. The corporate name change was approved by the Company’s shareholders and by its Board of Directors. In connection with the name change, the Company adopted the trading symbol SHRG.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and settle its liabilities in the ordinary course of its business for the foreseeable future. The Company is an emerging growth company and, prior to its fiscal quarter ended January 31, 2018, the Company had virtually no sales. However, the Company’s quarterly net sales and gross margin have increased each quarter since the December 2017 launch of its Elevate health and wellness product line. In addition, for the full fiscal year 2019, cash provided by operations was $6.0 million on annual sales of $85.9 million. For the three months ended July 31, 2019, cash provided by operations was $7.1 million on sales of $35.5 million, while net loss was $854,506. At July 31, 2019, cash and cash equivalents were $9.0 million.

The Company believes it will be able to fund its working capital needs for the next 12 months with cash and cash equivalents, cash provided by operations, secured and unsecured debt, including through the issuance of convertible notes and short-term borrowings under financing arrangements, and capital transactions from time to time. Accordingly, the Company believes there is no longer reasonable doubt as to the Company’s ability to continue as a going concern.

NOTE 2 –SIGNIFICANT ACCOUNTING POLICIES

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

Comprehensive Income

For the fiscal periods included in this Quarterly Report, the only component of the Company’s comprehensive income (loss) is its net earnings (loss). Accordingly, the Company does not present a consolidated statement of comprehensive income.

Revenue Recognition

As disclosed earlier, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, using the cumulative effect transition method, effective May 1, 2018. The Company derives revenue only from the sale of its products and services and recognizes revenue net of amounts due to taxing authorities (such as local and state sales tax). Our customers place sales orders online and through our “back-office” operations, which creates a contract and establishes the transaction price. The Company now recognizes revenue when (or as) it transfers control of the promised goods and services to the customer. With respect to products sold, our performance obligation is satisfied upon receipt of the products by the customer. With respect to subscription-based services, including Elepreneur membership fees, our performance obligation is satisfied over time (up to one year). The timing of our revenue recognition may differ from the time when we invoice and/or collect payment. The Company has elected to treat shipping and handling costs as an activity to fulfill its performance obligations, rather than a separate performance obligation. Deferred sales revenue associated with our performance obligation for customers’ right of return was $162,306 and $194,042 as of July 31, 2019 and April 30, 2019, respectively, and was reported in accrued and other liabilities on our condensed consolidated balance sheets. Deferred revenue associated with our performance obligation for services offered on a subscription basis was $521,676 and $515,087 as of July 31, 2019 and April 30, 2019, respectively, is expected to be recognized over one year and was reported in accrued and other liabilities on our consolidated balance sheets.

No individual customer, or related group of customers, represents 10% or more of our consolidated net sales and over 96% of our consolidated net sales are from sales to customers located in the United States. For the three months ended July 31, 2019, approximately 97% of our consolidated net sales are from the sale of our Elevate product line (including approximately 21% from the sales of coffee and coffee-related products and approximately 50% from the sale of other D.O.S.E. Nutraceutical products). In addition, for the three months ended July 31, 2019 and 2018, product purchases from one supplier accounted for approximately 96% and 95%, respectively, of total purchases.

Sales Commissions

The Company recognizes sales commission expense when incurred. During the three months ended July 31, 2019 and 2018, sales commission expense, which is included in selling and marketing expenses in our consolidated statements of operations, was $15.4 million and $5.7 million, respectively.

Accounting Changes

In February 2016, the FASB issued ASU No. 2016-02, Leases, which require lessees to report on their balance sheets a right-of-use asset and a lease liability in connection with most lease agreements classified as operating leases under the prior guidance. Under the new guidance, codified as ASC Topic 842, Leases, the lease liability must be measured initially based on the present value of future lease payments, subject to certain conditions. The right-of-use asset must be measured initially based on the amount of the liability, plus certain initial direct costs. As permitted, the Company adopted ASC Topic 842 effective May 1, 2019 using the optional cumulative-effect transition method, and adoption resulted in an initial lease liability (in the aggregate amount of $1.3 million) and right-of-use assets in the same aggregate amount. The Company right-of-use assets relate to leases involving office space, automobiles and office equipment. The Company’s right-of-use assets are amortized over periods ranging from one to three years. The adoption of ASC Topic 842 did not otherwise have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) which modifies the disclosure requirements on fair value measurements under ASC Topic No. 820, Fair Value Measurement, as amended (“ASC 820”). For public companies, ASU 2018-13 removes (a) the prior requirement to disclose the amount and reason for transfers between Level 1 and Level 2 of the fair value hierarchy contained in ASC Topic 820, (b) the policy for timing of transfers between levels, and (c) the valuation processes used for level 3 fair value measurements. For public companies, ASU 2018-13 also adds, among other things, a requirement to disclose the range and weighted average of significant unobservable inputs used in Level 3 fair value measurements. This amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption was permitted upon issuance of ASU 2018-13. The Company has not adopted ASU 2018-13 and, based on its preliminary assessment, does not believe the impact of adoption would be material on its consolidated financial statements.

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

Consistent with the valuation hierarchy referred to above, we categorized certain of our financial assets and liabilities as follows:

	July 31, 2019
	Total	Level 1	Level 2	Level 3
Assets
Investments in unconsolidated entities	$207,500	$-	$-	$207,500
Total assets	$207,500	$-	$-	$207,500
Liabilities
Convertible notes payable	$618,086	$-	$-	$618,086
Notes payable	744,635	-	-	744,635
Total liabilities	$1,362,721	$-	$-	$1,362,721

	April 30, 2019
	Total	Level 1	Level 2	Level 3
Assets
Investments in unconsolidated entities	$207,500	$-	$-	$207,500
Total assets	$207,500	$-	$-	$207,500
Liabilities
Convertible notes payable	$870,567	$-	$-	$870,567
Notes payable	2,123,208	-	-	2,123,208
Total liabilities	$2,993,775	$-	$-	$2,993,775

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

The following table sets forth the computations of basic and diluted loss per share:

	Three Months Ended July 31,
	2019	2018
Net loss	$(854,506)	$(91,251)
Weighted average basic shares	123,869,895	66,561,304
Weighted average diluted shares	123,869,895	66,561,304
Loss per share:
Basic	$(0.01)	$(0.00)
Diluted	$(0.01)	$(0.00)

The dilutive or potentially dilutive instruments outstanding as of July 31, 2019 and 2018, were as follows:

	2019	2018
Stock warrants	31,899,133	7,243,333
Stock options	-	3,000,000
Convertible notes	60,231,439	98,287,940
Convertible preferred stock	32,628,750	105,644,540
Total potential incremental shares	124,759,322	214,175,813

NOTE 5 – NOTES RECEIVABLE

In March and April 2018, the Company entered into certain investment agreements with a third party pursuant to which the Company loaned an aggregate of $275,000 to the third party. The related promissory notes accrued interest at the rate of 12% per annum. In June 2019, the Company and the third party entered into a loan exchange agreement pursuant to which the Company received a promissory note for $309,309 in settlement of all amounts owed to the Company under the March and April 2018 loans, including loan principal of $275,000 and accrued interest of $34,309. Loans under the June 2019 promissory note bear interest at the rate of 8% per annum and are due, together with accrued interest, in November 2019, subject to certain acceleration and prepayment provisions. For the three months ended July 31, 2019 and 2018, interest income earned in connection with the Company’s notes receivable was $7,044 and $36,559, respectively.

NOTE 6 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	July 31, 2019	April 30, 2019
Prepaid expenses	$130,671	$270,625
Right to recover asset	116,035	65,257
Interest receivable	4,443	36,678
Other	42	750
	$251,191	$373,310

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	July 31, 2019	April 30, 2019
Furniture and fixtures	$221,346	$193,737
Computer equipment and software	100,961	91,223
Leasehold improvements	85,064	82,981
Office equipment	28,310	30,601
Total property and equipment	435,681	398,542
Accumulated depreciation and amortization	(121,298)	(91,018)
Property and equipment, net	$314,383	$307,524

Depreciation and amortization expense were $30,280 and $7,947 for the three months ended July 31, 2019 and 2018.

NOTE 8 – INVESTMENTS IN UNCONSOLIDATED ENTITIES

The Company made investments in certain unconsolidated entities that own and market products that fit the Company’s direct selling model and could add to its products portfolio. However, the Company does not, directly or indirectly, hold a “controlling financial interest,” as defined in GAAP, in any of these investees. Thus, the Company does not report these investees on a consolidated basis. In addition, the Company does not exert influence over the operations or policies of the investees. For example, the Company’s officers, directors, and management are not involved in the operations or policies of the investees. Accordingly, the Company accounts for these investments on the cost basis.

In the fiscal year ended April 30, 2019, the Company recognized an impairment loss in the aggregate amount of $4.4 million in connection with its investments in unconsolidated entities as a result of a less than temporary decline in the value of the Company’s investment in 212 Technologies, LLC; 561 LLC; America Approved Commercial LLC; Medical Smart Care LLC; and LEH Insurance Group LLC. The information contained in Note 8 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2019 is incorporated herein by reference.

The Company periodically assesses the value of all its investments in unconsolidated entities by considering several factors, including the prospect of the investee achieving commercial viability, the ability of the investee to generate sustainable earnings and cash flows, and the probability of recovery of the Company’s investment.

NOTE 9 - NOTES PAYABLE

As of July 31, 2019 and April 30, 2019, notes payable, consisting of short-term borrowings under financing arrangements with third-party institutions, in the aggregate, were $744,635 and $2,123,208, net of unamortized debt discount of $70,059 and $379,777, respectively. Borrowings under the financing arrangements are secured by a lien on the Company’s accounts receivable, inventory and property and equipment.

In the three months ended July 31, 2019, the Company repaid borrowings under financing arrangements aggregating $1,688,292, excluding interest of $273,402.

NOTE 10 - ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consist of the following:

	July 31, 2019	April 30, 2019
Deferred sales revenues	$2,134,543	$3,209,288
State and local taxes payable	1,812,188	1,913,638
Payroll	1,067,820	19,000
Lease liability, current portion	365,890	-
Accrued shipping and freight	368,346	226,695
Accrued interest payable	112,764	139,746
Other operational accruals	618,236	309,694
	$6,479,787	$5,818,061

Deferred sales revenues are comprised of product sales billed but not shipped, and performance obligations to be satisfied in the next twelve months in connection with customers’ right of return or in connection with product sold. Lease liability, current portion, represent obligations under leases that are payable in the next twelve months for office space, automobiles and office equipment. Please see Note 2 of the Condensed Notes to the Consolidated Financial Statements above.

NOTE 11 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable consist of the following:

		Conversion Price
Issuance Date	Maturity Date	(per share)	July 31, 2019	April 30, 2019
October 2017	October 2022	$0.15	$50,000	$50,000
November 2017	On Demand	$0.0025	-	5,000
January 2018	On Demand	$0.0025	-	250,000
February 2018	On Demand	$0.0025	250,000	250,000
March 2018	On Demand	$0.01	250,000	250,000
April 2018	On Demand	$0.01	100,000	100,000
Total convertible notes payable			650,000	905,000
Less: debt discount and deferred financing fees			(31,914)	(34,433)
			618,086	870,567
Less: current portion of convertible notes payable			600,000	855,000
Long-term convertible notes payable			$18,086	$15,567

All the Company’s convertible notes are convertible, at the option of the holder, into shares of the Company’s common stock. Borrowings on all the Company’s convertible notes bear interest at the annual rate of 12%.

During the three months ended July 31, 2019, the Company paid an aggregate of $303,424 to settle in full promissory notes with an aggregate principal balance outstanding of $255,000, excluding accrued but unpaid interest of $48,424. During the three months ended July 31, 2019 and 2018, interest expense in connection with the Company’s convertible notes was $27,567 and $34,877, respectively, excluding amortization of debt discount of $2,519 and $335,300, respectively.

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

The following weighted-average assumptions were used when valuing our derivative liabilities:

Three Months Ended July 31, 2018
Expected term (in years)	1.0-5.0
Expected average volatility	180% - 255%
Expected dividend yield	-
Risk-free interest rate	1.65% - 2.85%

The following table summarizes the activity for the derivative liabilities included in our consolidated balance sheet:

Fair Value Measurements Using Significant Observable Inputs (Level 3)
Balance – April 30, 2018	$30,488,655
Addition of new derivatives recognized as debt discounts	325,000
Other addition of new derivatives	634,536
Reclassification of derivatives due to tainted instruments	226,949
Gain on change in fair value of the derivative	(608,699)
Balance - July 31, 2018	$31,066,441

The following table summarizes the (loss) gain on derivative liability included in our consolidated statement of operation:

Three months ended July 31, 2018
Day-one loss due to derivative liabilities on convertible notes payable and warrants	$634,536
Gain on change in fair value of the derivative	(608,699)
Loss on change in fair value of derivative liabilities	$25,837

NOTE 13 – INCOME TAXES

The Company is an emerging growth company and, prior to its fiscal quarter ended October 31, 2018, had not generated earnings from its operations or pre-tax earnings. During its fiscal year ended April 30, 2019 and 2018, the Company had a consolidated operating loss of $1.1 million and $6.0 million, respectively. During the three months ended July 31, 2019, the Company had a consolidated operating loss of $23,840. The Company believes that it is probable it will utilize all of its available net operating losses in the foreseeable future. Accordingly, the Company recognized a provision for income taxes of $300,000 in the three months ended July 31, 2019.

NOTE 14 - RELATED PARTY TRANSACTIONS

Alchemist Holdings, LLC

In connection with the Company’s acquisition of Total Travel Media, the Company issued 7,500,000 shares of its Series B preferred stock and 7,500,000 shares of its common stock (Class B) to Alchemist Holdings, an entity which was then controlled by the then Chairman of our Board. In connection with the Company’s acquisition of Four Oceans, the Company issued 50,000,000 shares of its Series A preferred stock to Alchemist. The information contained in Note 1 of Notes to the Consolidated Financial Statements located in ITEM 8 – Financial Statements and Supplementary Data in our Annual Report on Form 10-K for the fiscal year ended April 30, 2019 in incorporated herein by reference.

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

NOTE 15 - STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

Series A Convertible Preferred Stock

During the three months ended July 31, 2019, holders of 10,250,000 shares of the Company’s Series A convertible preferred stock converted their holdings into 10,250,000 shares of the Company’s common stock.

As of July 31, 2019, there were 32,628,750 shares of our Series A convertible preferred stock issued and outstanding.

Series B Convertible Preferred Stock

As of July 31, 2019, there were 10,000,000 shares of our Series B convertible preferred stock issued and outstanding.

Series C Convertible Preferred Stock

During the three months ended July 31, 2019, holders of 40,000 shares of the Company’s Series C convertible preferred stock converted their holdings into 40,000 shares of the Company’s common stock.

As of July 31, 2019, there were 3,480,000 shares of our Series C convertible preferred stock issued and outstanding.

Common Stock

During the three months ended July 31, 2019, holders of 10,250,000 shares of the Company’s Series A convertible preferred stock and holders of 40,000 shares of the Company’s Series C convertible preferred stock converted their holdings into an equal number of shares of the Company’s common stock.

During the three months ended July 31, 2019, the Company repurchased (and retired) 1,500,000 shares of its common stock Class A from a third-party.

As of July 31, 2019, there were 112,896,619 shares of our Class A common stock and 10,000,000 shares of our Class B common stock issued and outstanding.

Stock Warrants

The following table summarizes the activity relating to the Company’s warrants during the three months ended July 31, 2019:

	Number of Warrants	Weighted Average Exercise Price (1)	Weighted Average Remaining Term (1)
Outstanding at April 30, 2019	4,255,133	$0.24	3.1
Granted	27,644,000	$0.0001	9.8
Exercised	-		-
Expired	-	-	-
Outstanding at July 31, 2019	31,899,133	$0.03	8.9

The following table summarizes certain information relating to outstanding and exercisable warrants:

Warrants Outstanding at July 31, 2019
Warrants Outstanding			Warrants Exercisable
	Weighted Average Remaining	Weighted Average		Weighted Average
Number of Shares	Contractual life (in years)	Exercise Price	Number of Shares	Exercise Price

27,500,000	9.8	$0.0001	27,500,000	$0.0001
2,180,000	4.0	$0.09	2,180,000	$0.09
1,785,800	1.6	$0.25	1,785,800	$0.25
100,000	2.7	$3.00	100,000	$3.00
333,333	3.2	$0.15	333,333	$0.15

During the three months ended July 31, 2019, the Company issued warrants to purchase up to 144,000 shares of the Company’s common stock to its independent sales force (with an aggregate fair value of $95,268). In addition, the Company issued warrants to purchase, in the aggregate, up to 27,500,000 shares of the its common stock to two new directors and an employee, with an aggregate fair value of $5,500,000.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company from time to time is involved in various claims and lawsuits incidental to the conduct of its business in the ordinary course. We do not believe that the ultimate resolution of these matters will have a material adverse impact on our consolidated financial position, results of operations or cash flows.

Acquisition-Related Contingencies

On August 8, 2019, the Company and 212 Technologies, LLC (“212 Technologies”) entered into a Stipulation at a JAMS mediation in Los Angeles pursuant to which the parties mutually agreed to execute a “Release and Settlement Agreement” (the “Settlement Agreement”). Pursuant to the Stipulation, the Settlement Agreement will accomplish the following: (i) rescission of that certain “Stakeholder & Investment Agreement” dated May 25, 2017 (“SIA”) (resulting in the return of 5,628,750 shares of the Company’s Series A Preferred Stock by 212 Technologies and the return of a 24% ownership stake in 212 Technologies by the Company) and (ii) the termination of that certain “Software License Agreement” dated June 12, 2018 (the “SLA”), executed by and between 212 Technologies and Elepreneurs, LLC, a wholly owned subsidiary of the Company (“Elepreneurs”). In connection with the execution of the Settlement Agreement, Elepreneurs has agreed to dismiss, with prejudice, a lawsuit it had previously filed in the State District Court of Texas concerning the functionality of the mobile application produced by 212 Technologies under the SLA. The Settlement Agreement is anticipated to be fully executed no later than September 30, 2019.

Pursuant to the Settlement Agreement, the parties have reached mutually accommodating terms and have resolved all issues between their respective companies. The Settlement Agreement is anticipated to be fully executed no later than September 30, 2019.

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

Other Matters

In January, 2019, the Company became aware of an unliquidated amount of potential liability arising from a series of cash advance loan transactions (“Transactions”) entered into by eight different lending sources and an entity owned by a former Company employee-insider. Without the knowledge of the Company and in contravention of the express provisions of the Nevada Revised Statutes and Bylaws of the Company, this former employee also purported to obligate the Company (and two of the Company’s affiliates) to repay the amounts owed in connection with the Transactions. At this time, the Company has resolved all of the debt associated with the Transactions at a substantial discount from the amounts alleged by the holders of such debt. Additionally, the Company has entered into a comprehensive agreement, secured by substantial assets, with the former employee-insider and the entity owned by the former Company employee-insider. Pursuant to such agreement, the former employee-insider and the entity owned and controlled by such former Company employee-insider are obligated jointly and severally to repay the Company all sums expended by the Company in the resolution of the Transactions. The amount expended by the Company, in connection with such resolution, is the sum of $3.4 million. At April 30, 2019, the Company has recorded a receivable of $3.4 million from the former employee-insider and the entity owned by the former Company employee-insider and is reported in accounts receivable, related party in our consolidated balance sheet.

In June 2019, the Company became aware of a potential liability arising out of certain previous transactions involving the formation and capitalization of two legal entities affiliated with a Company consultant who was, at the time, considered a Company insider. Without the knowledge of the Company and in contravention of the express provisions of the Nevada Revised Statutes and Bylaws of the Company, this Company consultant purportedly solicited investment funds from various persons, who at the time, were independent contractors of the Company. While this matter is still currently under investigation, the Company has reason to believe that this Company consultant, possibly acting in concert with others, sought to leverage the assets and resources of the Company in furtherance of these ventures, to their personal pecuniary benefit. Upon learning of these allegations from various of these investors, the Company launched an immediate internal investigation into these transactions. In addition, the Company secured the services of a Dallas-based law firm with experience in financial impropriety and forensic investigations to assist in that process. The Company believes that it is probable that these actions have resulted in a material loss to the investing parties and is evaluating the potential exposure of these events to the Company.

On August 7, 2019, the Company received a letter from Entrepreneur Media, Inc. (“EMI”) notifying the Company that EMI believes that the Company’s pending trademark application for the word “Elepreneurs” would confuse consumers due to the purported similarity to EMI’s existing trademark for the word “Entrepreneur.” The Company believes that this claim is without merit.

Based on the foregoing, the Company does not believe that the ultimate resolution of these matters will have a material future effect on its financial statements.

NOTE 17 - SUBSEQUENT EVENTS

On July 3, 2019, Pruvit Ventures, Inc. filed a lawsuit against Elevacity U.S,. LLC, a wholly-owned subsidiary of the Company, alleging breach of contract by Elevacity. Elevacity has denied the Plaintiff’s claim.

On August 8, 2019, the Company issued 10,000,000 shares of its Class A common stock to a director upon the exercise of stock warrants previously awarded in connection with the director’s employment agreement.

On August 22, 2019, the Company filed a lawsuit against Kenyatto M. Jones, Bear Bull Market Dividends, Inc. and Research and Referral, BZ for breach of contract, statutory fraud in a stock transaction, and violations of the Texas Securities Act. Kenyatto M. Jones, Bear Bull Market Dividends, Inc. and Research and Referral, BZ are purported beneficial owners of shares of the Company’s equity securities, which is the subject of the referenced lawsuit.

On August 30, 2019, the Company and certain of its affiliated entities filed a lawsuit against Founder and former consultant Robert Oblon for breach of contract, tortious interference with business relationships, and misappropriation of trade secrets, and sought injunctive relief. The Company and such affiliated entities filed an amended petition September 9, 2019 and were awarded temporary injunctive relief protecting its intellectual property.

On September 4, 2019, the Company issued 150,000 shares of its Class A common stock for professional services valued at $24,000, based on the closing price of the Company’s stock on that date.

On September 10, 2019, the Company and a former consultant to the Company agreed to settle a legal dispute concerning that certain “Sharing Services Contractor Agreement” dated January 10, 2018. A resolution was also reached with the key principals of the former consultant concerning a dispute regarding various trademarks and trade names utilized by the Company. As of the date herein, the parties are in the process of formalizing s Settlement Agreement, which will include: (i) a full release of all claims, (ii) a dismissal of all pending litigation between the parties and (iii) the surrender of all claims by the former consultant to the disputed trademarks and trade names.

As of the date of filing of this Quarterly Report, the Company has paid in full its borrowings related to the Cash Advance Loan Transaction discussed above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following section discusses management’s views of the financial condition and the results of operations and cash flows of Sharing Services Global Corporation (formerly Sharing Services, Inc.) and consolidated subsidiaries. This section should be read in conjunction with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2019, and with our condensed consolidated financial statements included elsewhere in this Quarterly Report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations section may contain forward-looking statements. Please see “Cautionary Notice Regarding Forward-Looking Statements” above for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements that could cause results to differ materially from those reflected in such forward-looking statements.

Highlights for the Three Months Ended July 31, 2019:

●	For the three months ended July 31, 2019, our consolidated net sales increased by $22.6 million, to $35.5 million, compared to the three months ended July 31, 2018;

●	For the three months ended July 31, 2019, our consolidated gross profit increased by $17.5 million, to $25.4 million, compared to the three months ended July 31, 2018. Our consolidated gross margin was 71.7% compared to 61.6% for the three months ended July 31, 2018;

●	For the three months ended July 31, 2019, our consolidated operating loss was $23,840 compared to consolidated operating earnings of $337,172 for the three months ended July 31, 2018;

●	For the three months ended July 31, 2019, our consolidated net non-operating expenses were $530,666 compared to $428,423 for the three months ended July 31, 2018;

●	For the three months ended July 31, 2019, our consolidated net loss was $854,506 compared to $91,251 for the three months ended July 31, 2018. Fully diluted earnings (loss) per share was $0.01 for the three months ended July 31, 2019, compared to $0.00 the three months ended July 31, 2018;

●	For the three months ended July 31, 2019, our consolidated net cash provided by operating activities was $7.1 million compared to net cash used in operating activities of $57,257 for the three months ended July 31, 2018;

●	During the three months ended July 31, 2019, we awarded warrants to purchase up to 27,500,000 shares of our common stock to directors and employees with an aggregate fair value of $5.5 million;

●	During the three months ended July 31, 2019, we repurchased (and retired) 1,500,000 shares of our common stock Class A from a third-party; and

●	During the three months ended July 31, 2019, we repaid borrowings under financing arrangements aggregating $1,688,292 and borrowings under convertible notes aggregating $255,000, not including accrued interest.

Overview

Summary Description of Business

Sharing Services Global Corporation (“Sharing Services” or “the Company”) is a diversified company, with Elepreneurs Holdings, a direct selling company, and Elevacity Holdings, a products company, being its primary operating subsidiaries. The Company markets and distributes health and wellness products that are sold under the Elevate brand through an independent sales force of distributors, or Elepreneurs. The Company’s Elevate health and wellness product line was launched in December 2017. The Company currently operates several websites, including www.shrginc.com, www.elepreneur.com and www.elevacity.com.

The Company had no significant sales history prior to December 2017, when the Company launched its current Elevate health and wellness product line. The Company’s Elevate product line consists of Nutraceutical products that the Company refers to as “D.O.S.E.” (which stands for: Dopamine, Oxytocin, Serotonin and Endorphins). The launch of this product line accelerated the Company’s growth and enabled the Company to expand its consolidated sales volume and operations at a rapid pace.

Recent Corporate Name Change

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

Industry and Business Trends

The information in “Industry and Business Trends” included in ITEM 1 — “Business” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2019 is incorporated herein by reference.

Results of Operations

Net Sales

For the three months ended July 31, 2019, our consolidated net sales were $35.5 million, compared to $12.9 million for the three months ended July 31, 2018. During both the three months ended July 31, 2019 and 2018, the Company derived approximately 97% of its consolidated net sales from the sale of its Elevate health and wellness product line.

Gross Profit

For the three months ended July 31, 2019, our consolidated gross profit was $25.4 million, compared to $8.0 million for the three months ended July 31, 2018, and our consolidated gross margin was 71.7% and 61.6%, respectively. During the three months ended July 31, 2019, our consolidated gross margin benefited from economies of scale, as the volume of product shipped increased compared to the three months ended July 31, 2018, and selective price increases implemented in the later part of the fiscal year 2019. This benefit was partially offset by expenses associated with ramping up warehousing capacity in the later part of the fiscal year 2019 to meet the increasing sales activity.

Selling and Marketing Expenses

For the three months ended July 31, 2019, our consolidated selling and marketing expenses increased by $9.8 million to $15.8 million, or 44.6% of consolidated net sales, compared to $6.0 million, or 46.7% of consolidated net sales, for the prior year interim period. The increase in consolidated selling and marketing expenses reflects incremental sales commissions of $9.7 million.

General and Administrative Expenses

For the three months ended July 31, 2019, our consolidated general and administrative expenses (which include corporate employee compensation and benefits, share-based compensation, professional fees, rent and other occupancy costs, certain consulting fees, telephone and information technology expenses, insurance premiums, and other administrative expenses) increased by $8.1 million to $9.6 million, or 26.7% of consolidated net sales, compared to $1.6 million, or 12.3% of consolidated net sales, in the three months ended July 31, 2018. The increase in consolidated general and administrative expenses principally consisted of higher stock-based compensation of $5.5 million, employee compensation and benefits of $1.9 million, higher legal and other professional fees of $549,821, and higher insurance and other administrative expenses.

Interest Expense

For the three months ended July 31, 2019, our consolidated interest expense (excluding amortization of debt discount of $32,998) was $300,969, and consisted of interest of $273,402 associated with short-term borrowings under financing arrangements and interest of $27,567 associated with our convertible notes.

For the three months ended July 31, 2018, our consolidated interest expense (excluding amortization of debt discount of $335,300) was $75,604, and consisted primarily of interest charges associated with our convertible notes.

Litigation Settlements and Other Non-operating Expenses

For the three months ended July 31, 2019, our consolidated non-operating expenses include litigation settlements and other non-operating expenses of $204,717. For the three months ended July 31, 2018, there was no comparable amount.

Net Change in Fair Value of Derivative Liabilities

For the three months ended July 31, 2018, the change in the fair value of our derivative liabilities resulted in a net loss of $25,837. The Company accounts for the conversion features of its convertible notes, stock options and stock warrants under Accounting Standards Codification (“ASC”) Topic No. 815.

Provision for Income Taxes

During its fiscal year ended April 30, 2019, the Company had a consolidated operating loss of $1.1 million. During the three months ended July 31, 2019, the Company had a consolidated operating loss of $23,840. The Company believes it is probable it will utilize its available net operating losses in the foreseeable future. Accordingly, the Company recognized a provision for income taxes of $300,000 in the three months ended July 31, 2019. Please see Note 2 of the Notes to Consolidated Financial Statements in ITEM 8 — “Financial Statements and Supplementary Data” contained in our Annual Report for the fiscal year ended April 30, 2019 for more information.

Net Loss and Loss per Share

For the three months ended July 31, 2019, our consolidated net loss was $854,506 compared to $91,551 for the three months ended July 31, 2018. For the three months ended July 31, 2019 and 2018, fully diluted loss per share was $0.01 and $0.00, respectively.

Liquidity and Capital Resources

We broadly define liquidity as our ability to generate sufficient cash, from internal and external sources, to meet our obligations and commitments. We believe that, for this purpose, liquidity cannot be considered separately from capital resources.

Working Capital

As of July 31, 2019, cash and cash equivalents were $9.0 million. Based upon the current level of operations and investments necessary to grow our business, we anticipate that existing cash balances and funds expected to be generated by operations will likely be sufficient to meet our working capital requirements, and to fund potential acquisitions and anticipated capital expenditures, including potential investments in information technology, over the next 12 months. However, when needed to compensate for temporary fluctuations in our working capital needs compared to our operating cash flows, we may obtain additional financing from time to time through the issuance of equity securities and secured and unsecured debt, including borrowings under convertible notes and short-term financing arrangements.

Historical Cash Flows

Historically, our primary sources of cash have been capital transactions involving the issuance of equity securities and secured and unsecured debt (Please see “Recent Issuances of Equity Securities” and “Short-term Borrowings and Convertible Notes” below) and our primary uses of cash have been for operating activities, capital expenditures and acquisitions in the ordinary course of our business.

The following table summarizes our cash flow activities for the three months ended July 31, 2019, compared to the three months ended July 31, 2018:

	Three Months Ended July 31,
	2019	2018	Increase (Decrease)
Net cash provided by (used in) operating activities	$7,063,069	$(57,257)	$7,120,326
Net cash used in investing activities	(82,040)	(118,723)	(36,683)
Net cash provided by (used in) financing activities	(1,937,492)	193,266	2,130,758
Net increase in cash and cash equivalents	$5,043,537	$17,286	$5,026,251

Net Cash Provided by (Used in) Operating Activities

Net cash provided by (used in) operating activities changed by $7.1 million to net cash provided of $7.1 million for the three months ended July 31, 2019, compared to net cash used of $57,257 for the three months ended July 31, 2018. This change was mainly due to an increase in stock-based compensation (a non-cash expense) of $5.5 million and by net changes in operating assets and liabilities of $1.7 million.

Net Cash Used in Investing Activities

Net cash used in investing activities decreased by $36,683 to $82,040 for the three months ended July 31, 2019, compared to $118,723 for the three months ended July 31, 2018. This decrease was mainly due to lower capital expenditures of $67,607, partially offset by a change in accounts receivable from related parties of $30,924.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by (used in) financing activities changed by $2.1 million, to net cash used of $1.9 million for the three months ended July 31, 2019, compared to net cash provided of $193,266 for the three months ended July 31, 2018. This change was mainly due to higher net repayments of $2.1 million of borrowings under promissory notes (including convertible notes).

Future Acquisitions

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

Recent Issuances of Equity Securities

Common Stock

●	In the three months ended July 31, 2019, holders of 10,250,000 shares of the Company’s Series A convertible preferred stock and holders of 40,000 shares of the Company’s convertible Series C preferred stock converted their holdings into an equal number of shares of the Company’s common stock;

●	In the three months ended July 31, 2019, the Company repurchased (and retired) 1,500,000 shares of its common stock Class A from a third-party.

●	As of July 31, 2019, there were 112,896,619 shares of our common stock Class A and 10,000,000 shares of our common stock Class B issued and outstanding.

Convertible Preferred Stock

Series A Convertible Preferred Stock

●	In the three months ended July 31, 2019, holders of 10,250,000 shares of the Company’s Series A convertible preferred stock converted their holdings into 10,250,000 shares of the Company’s common stock.

●	As of July 31, 2019, there were 32,628,750 shares of our Series A convertible preferred stock issued and outstanding.

Series C Convertible Preferred Stock

●	In the three months ended July 31, 2019, holders of 40,000 shares of the Company’s Series C convertible preferred stock converted their holdings into 40,000 shares of the Company’s common stock.

●	As of July 31, 2019, there were 3,480,000 shares of our Series C convertible preferred stock issued and outstanding.

Short-term Borrowings and Convertible Notes

Borrowing Under Financing Arrangements (Notes Payable)

As of July 31, 2019, notes payable, consisting of short-term borrowings under financing arrangements with four third-party institutions, were $744,635, net of unamortized debt discount of $70,059. Please see Note 9 of the Condensed Notes to Consolidated Financial Statements in ITEM 1 — “Financial Statements” contained elsewhere in this Quarterly Report for more information about the Company’s’ short-term borrowings under financing arrangements.

Convertible Notes Payable

As of July 31, 2019, convertible notes payable consists of notes in the aggregate amount of $600,000 held by RB Capital Partners, Inc. and a note of $50,000 held by another lender, before unamortized debt discount of $31,914. Please see Note 11 of the Condensed Notes to Consolidated Financial Statements in ITEM 1 — “Financial Statements” contained elsewhere in this Quarterly Report for more information about our Convertible Notes Payable.

Capital Requirements

During the three months ended July 31, 2019, capital expenditures for property and equipment in the ordinary course of our business were $51,116.

Contractual Obligations

There were no material changes to our contractual cash obligations during the three months ended July 31, 2019.

Off-Balance Sheet Financing Arrangements

As of July 31, 2019 and April 30, 2018, we had no off-balance sheet financing arrangements other than operating leases incurred in the ordinary course of our business.

Inflation

We believe inflation did not have a material effect on our results of operations during any of the periods presented in this Quarterly Report.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates or assumptions since April 30, 2019.

Accounting Changes and Recent Accounting Pronouncements

For discussion of accounting changes and recent accounting pronouncements, please see Note 2 of the Condensed Notes to the Consolidated Financial Statements contained in Item 1 of this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a Smaller Reporting Company, as defined in Rule 12b-2 of the Exchange Act, and, accordingly, are not required to provide the information called for by this Item.

Item 4. Controls and Procedures.

Controls Evaluation and Related CEO and CFO Certifications. Our management, with the participation of our principal executive officer (“CEO”) and principal financial officer (“CFO”), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2019.

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

Conclusions regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of July 31, 2019, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. During our most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We implemented internal controls to ensure we adequately evaluated our lease agreements and properly implemented the new lease accounting standard effective May 1, 2019. There were no significant changes in our internal control over financial reporting as a result of implementation of this new standard.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company from time to time is involved in various claims and lawsuits incidental to the conduct of its business in the ordinary course. We do not believe that the ultimate resolution of these matters will have a material adverse impact on our consolidated financial position, results of operations or cash flows.

On August 8, 2019, the Company and 212 Technologies, LLC (“212 Technologies”) entered into a Stipulation at a JAMS mediation in Los Angeles pursuant to which the parties mutually agreed to execute a “Release and Settlement Agreement” (the “Settlement Agreement”). Pursuant to the Stipulation, the Settlement Agreement will accomplish the following: (i) rescission of that certain “Stakeholder & Investment Agreement” dated May 25, 2017 (“SIA”) (resulting in the return of 5,628,750 shares of the Company’s Series A Preferred Stock by 212 Technologies and the return of a 24% ownership stake in 212 Technologies by the Company) and (ii) the termination of that certain “Software License Agreement” dated June 12, 2018 (the “SLA”), executed by and between 212 Technologies and Elepreneurs, LLC, a wholly owned subsidiary of the Company (“Elepreneurs”). In connection with the execution of the Settlement Agreement, Elepreneurs has agreed to dismiss, with prejudice, a lawsuit it had previously filed in the State District Court of Texas concerning the functionality of the mobile application produced by 212 Technologies under the SLA. The Settlement Agreement is anticipated to be fully executed no later than September 30, 2019.

Pursuant to the Settlement Agreement, the parties have reached mutually accommodating terms and have resolved all issues between their respective companies. The Settlement Agreement is anticipated to be fully executed no later than September 30, 2019.

In January, 2019, the Company became aware of an unliquidated amount of potential liability arising out a series of cash advance loan transactions (“Transactions”) entered into by eight different lending sources and an entity owned by a former Company employee-insider. Without the knowledge of the Company and in contravention of the express provisions of the Nevada Revised Statutes and Bylaws of the Company, this former employee also purported to obligate the Company (and two of the Company’s affiliates) to repay the amounts owed in connection with the Transactions. At this time, the Company has resolved all of the debt associated with the Transactions at a substantial discount from the amounts alleged by the holders of such debt. Additionally, the Company has entered into a comprehensive agreement, secured by substantial assets, with the former employee-insider and the entity owned by the former Company employee-insider. Pursuant to such agreement, the former employee-insider and the entity owned and controlled by such former Company employee-insider are obligated jointly and severally to repay the Company all sums expended by the Company in the resolution of the Transactions. The amount expended by the Company, in connection with such resolution, is the sum of $3.4 million. As of April 30, 2019, the Company recorded a receivable of $3.4 million from the former employee-insider and the entity owned by the former Company employee-insider and is reported in accounts receivable, related party in our consolidated balance sheet.

In June 2019, the Company became aware of a potential liability arising out of certain previous transactions involving the formation and capitalization of two legal entities affiliated with a Company consultant who was, at the time, considered a Company insider. Without the knowledge of the Company and in contravention of the express provisions of the Nevada Revised Statutes and Bylaws of the Company, this Company consultant purportedly solicited investment funds from various persons, who at the time, were part of the Company’s independent sales force. While this matter is still currently under investigation, the Company has reason to believe that this Company consultant, possibly acting in concert with others, sought to leverage the assets and resources of the Company in furtherance of these ventures, to their personal pecuniary benefit. Upon learning of these allegations from various of these investors, the Company launched an immediate internal investigation into these transactions. In addition, the Company secured the services of a Dallas-based law firm with experience in financial impropriety, forensic investigations to assist in that process. The Company believes that it is probable that these actions have resulted in a material loss to the investing parties and is evaluating the potential exposure of these events to the Company.

On August 7, 2019, the Company received a letter from Entrepreneur Media, Inc. (“EMI”) notifying the Company that EMI believes that the Company’s pending trademark application for the word “Elepreneurs” would confuse consumers due to the purported similarity to EMI’s existing trademark for the word “Entrepreneur.” The Company believes that this claim are without merit.

On September 10, 2019, the Company and a former consultant to the Company agreed to a settle a legal dispute between the Company and the consultant. As of the date herein the parties are in the process of formalizing the settlement. The Company has accrued all costs and expenses associated with the settlement in the three months ended July 31, 2019.

Based on the foregoing, the Company does not believe that the ultimate resolution of these matters will have a material future effect on its financial statements.

Item 1A. Risk Factors.

In addition to the factors contained in ITEM 1A, — “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2019, you should consider the following risk factors:

Changes to our sales compensation plan could be negatively received by members of our sales force, could fail to achieve the desired long-term goals and could adversely impact future sales.

We modify aspects of our sales compensation plan from time to time to keep our sales compensation plan competitive and attractive to our existing and future sales force, to address changing market conditions, to provide incentives that we believe will help grow our business and to conform to changing government regulations, among other reasons. In addition, we may be required to modify our sales compensation plan from time to time to comply with additional regulations in the future. Changes to our sales compensation plan, including changes perceived to reduce sales commissions earned by our sales force, could be negatively received by our sales force, could fail to achieve the desired long-term goals, and could adversely impact our financial condition, results of operations and cash flows.

Past or future reformulations of our products, including as a result of potential governmental enforcement action, could be negatively received by our sales force and customers and adversely impact future sales.

As part of our commitment to continuously improve our products, we introduce product reformulations and other product enhancements from time to time. In addition, we may be required to modify our product formulations from time to time to comply with additional regulations in the future or potential governmental enforcement action. Changes to our product formulations, including as a result of potential governmental enforcement action, could be negatively received by our sales force and customers, and could adversely impact our financial condition, results of operations and cash flows.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

(a) Not applicable

(b) Not applicable

(c) Not applicable

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Mining Safety Disclosures.

Not applicable

Item 5. Other Information.

(a) Not applicable

(b) Not applicable

Item 6. Exhibits.

The following exhibits are filed as part of this Quarterly Report unless otherwise indicated:

3.1	Amended and Restated Articles of Incorporation of Sharing Services Global Corporation, which is incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 24, 2019

3.2	Bylaws of Sharing Services Global Corporation, which is incorporated herein by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 24, 2019

4.1	Certificate of Designations of Series A Preferred Stock, which is incorporated herein by reference from Exhibit 3.1.2 to the Company’s Current Report on Form 8-K filed on May 8, 2017

4.2	Certificate of Designations of Series B Preferred Stock, which is incorporated herein by reference from Exhibit 3.1.3 to the Company’s Current Report on Form 8-K filed on May 8, 2017

4.3	Amendment to Certificate of Designations of Series B Preferred Stock, which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on August 29, 2019

4.4	Certificate of Designations of Series C Preferred Stock, which is incorporated herein by reference from Exhibit 3.1.4 to the Company’s Current Report on Form 8-K filed on May 8, 2017

4.5	Convertible Promissory Note dated January 22, 2018 issued by Sharing Service, Inc. in favor of RB Capital Partners, Inc., which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on January 26, 2018

4.6	Convertible Promissory Note dated February 8, 2018 issued by Sharing Service, Inc. in favor of RB Capital Partners, Inc., which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on February 13, 2018

4.7	Convertible Promissory Note dated March 16, 2018 issued by Sharing Service, Inc. in favor of RB Capital Partners, Inc., which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on March 23, 2018

4.8	Convertible Promissory Note dated April 13, 2018 issued by Sharing Service, Inc. in favor of RB Capital Partners, Inc., which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on April 19, 2018

10.1	Stakeholder and Investment Agreement dated May 21, 2017 by and between Sharing Service, Inc., 212 Technologies and certain individual selling shareholders, which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on May 25, 2017

10.2	Share Exchange Agreement dated May 23, 2017 by and between Sharing Service, Inc., Total Travel Media, Inc., and the Equity Holders of Total Travel Media, Inc., which is incorporated herein by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed on September 21, 2017

10.3	Share Exchange Agreement dated September 29, 2017 by and between Sharing Service, Inc., Four Oceans Holdings, Inc., and the Equity Holders of Four Oceans Holdings, Inc., which is incorporated herein by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 5, 2017

10.4	Share Exchange Agreement dated October 4, 2017 by and between Sharing Service, Inc., 561 LLC, and the Equity Holders of 561 LLC, which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on October 10, 2017

10.5	Share Exchange Agreement dated October 4, 2017 by and between Sharing Service, Inc., America Approves Commercial LLC and the Equity Holders of America Approves Commercial LLC, which is incorporated herein by reference from Exhibit 1.2 to the Company’s Current Report on Form 8-K filed on October 10, 2017

10.6	Share Exchange Agreement dated October 4, 2017 by and between Sharing Service, Inc., Medical Smart Care LLC and the Equity Holder of Medical Smart Care LLC, which is incorporated herein by reference from Exhibit 1.3 to the Company’s Current Report on Form 8-K filed on October 10, 2017

10.7	Share Exchange Agreement dated October 4, 2017 by and between Sharing Service, Inc., LEH Insurance Group LLC and the Equity Holder of LEH Insurance Group LLC, which is incorporated herein by reference from Exhibit 1.4 to the Company’s Current Report on Form 8-K filed on October 10, 2017

10.8	Employment Agreement dated March 4, 2018 by and between Sharing Service, Inc. and Frank A. Walters, which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on March 8, 2018

10.9	Executive Employment Agreement dated February 28, 2018 by and between Sharing Service, Inc. and John Thatch, which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K/A filed on March 28, 2018

10.10	Addendum to Executive Employment Agreement by and between Sharing Service, Inc. and John Thatch, which is incorporated herein by reference from Exhibit 1.2 to the Company’s Current Report on Form 8-K/A filed on March 28, 2018

10.11	Contractor Agreement dated April 12, 2018 by and between Sharing Service, Inc. and Robert Oblon, which is incorporated herein by reference from Exhibit 1.2 to the Company’s Current Report on Form 8-K filed on April 19, 2018

10.12	Agreement of Sale of Future Receipts dated November 27, 2018 by and between Sharing Services, Inc. and Libertas Funding LLC., which is incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 13, 2018

10.13	Agreement for the Purchase and Sale of Future Receipts dated November 30, 2018 between Sharing Services, Inc. and eMerchant Advance LLC., which is incorporated herein by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 13, 2018

10.14	Form of Elepreneur Agreement, which is incorporated herein by reference from Exhibit 10.20 to the Company’s registration Statement on Form 10-12G/A filed on December 13, 2018

10.15	Elepreneur Super Affiliate Marketing Plan, which is incorporated herein by reference from Exhibit 10.21 to the Company’s registration Statement on Form 10-12G/A filed on December 13, 2018

10.16	Loan Agreement and Promissory Note by and Between Sharing Services, Inc. and Global Payroll Gateway, Inc., which is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 17, 2018

10.17	Letter of resignation of Robert Oblon, which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on February 7, 2019

10.18	Letter of resignation from the Board of Directors of Frank A. Walters, which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on May 23, 2019

10.19	Agreement for the Purchase and Sale of Future Receipts dated March 5, 2019 between Sharing Services Global Corporation and eMerchant Advance LLC, which is incorporated herein by reference from Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on July 10, 2019

10.20	Agreement for the Purchase and Sale of Future Receipts dated March 5, 2019 between Sharing Services Global Corporation and Trust Capital Funding LLC, which is incorporated herein by reference from Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on July 10, 2019

10.21	Agreement of Sale of Future Receipts dated March 6, 2019 by and between Sharing Services Global Corporation and Libertas Funding LLC, which is incorporated herein by reference from Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on July 10, 2019

10.22	Settlement Agreement between Sharing Service Global Corporation, Elevacity U.S., LLC, Elepreneurs U.S., LLC and Robert Oblon dated as of July 26, 2019 *

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of John Thatch *

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Frank A. Walters *

32.1	Section 1350 Certification of John Thatch *

32.2	Section 1350 Certification of Frank A. Walters *

101	The following financial information from our Quarterly Report on Form 10-Q for the three months ended July 31, 2019 and 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) Condensed Consolidated Statements of Stockholders’ Equity (Deficit) and Condensed Consolidated Notes to Financial Statements *

* Included herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHARING SERVICES GLOBAL CORPORATION
(Registrant)

Date: September 16, 2019

	By:	/s/ John Thatch
John Thatch
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: September 16, 2019

	By:	/s/ Frank A. Walters
Frank A. Walters
Secretary and Chief Financial Officer
(Principal Financial Officer)

