Form 10-Q
period 2019-10-31
SHARING SERVICES GLOBAL Corp
filed 2019-12-16
CIK 1644488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2019

or

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Common Stock, $0.0001 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of December 10, 2019, there were 123,272,386 shares of the issuer’s class A common stock and 10,000,000 shares of the issuer’s class B common stock outstanding.

In this Quarterly Report, references to “the Company,” “Sharing Services,” “our company,” “we,” “our,” “ours” and “us” refer to Sharing Services Global Corporation and its consolidated subsidiaries unless otherwise indicated or the context otherwise requires.

cautionary notice regarding forward-looking statements

Statements in this Quarterly Report and in any documents incorporated by reference herein which are not historical facts, or which depend upon future events may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally contain words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “will likely,” “would” and/or similar expressions.

Readers should not place undue reliance upon the Company’s forward-looking statements, since such statements speak only as of the date they were made. Such forward-looking statements may refer to events that ultimately do not occur, or may occur to a different extent, or occur at a different time than such forward-looking statements describe. Except to the extent required by federal securities laws, the Company undertakes no obligation to publicly update or revise any forward-looking statements contained in this Quarterly Report, whether as a result of new information, future events, or otherwise. The Company acknowledges that all forward-looking statements involve risks and uncertainties that could cause actual events and/or results to differ materially from the events and/or results described in the forward-looking statements. Such risks and uncertainties include, but are not limited to, risks and uncertainties concerning:

●	Our dependence upon a direct selling system to distribute our products, and the highly competitive and dynamic nature of the direct selling industry;

●	The potential adverse effect of the loss of a high-level distributor or a significant number of distributors for causes out of our control;

●	The potential adverse effect upon our sales resulting from recent changes to our sales commission program and potential changes to our sales commission program in the future;

●	The success of our growth initiatives, including our efforts to attract and retain new customers and our efforts to generate recurring customer orders, which we call “SmartShip” orders;

●	The success of our initiatives to build brand awareness;

●	Our ability to anticipate and effectively respond to changes in consumer preferences and buying trends;

●	The timing and customer acceptance of new products we introduce;

●	Our ability to attract and retain talented employees and management;

●	Our ability to effectively manage and control our operating expenses;

●	Our quarterly financial performance and potential fluctuations therein;

●	Our ability to generate sustained, positive cash flows from operations with which to fund our working capital needs, including servicing our debt;

●	Our ability to obtain additional financing with which to implement our business strategies;

●	Our ability to attract and retain reliable key personalities to successfully promote our products, image and brands, and the potential for negative publicity to affect a key personality engaged in promoting our products, image and brands;

●	Our ability to maintain a positive image and brand acceptance in the often changing and unpredictable social media environment;

●	Our dependence on one supplier for a substantial amount of the products we sell and the potential for material disruptions in our supply chain or potential increases in the prices of the products we purchase beyond what we can pass along to our customers;

●	Our ability to comply with current laws and regulations or our becoming subject to new or more stringent laws and regulations in the future, including applicable laws and regulations in jurisdictions outside the United States;

●	Our ability to register our trademarks and successfully protect our intellectual property rights;

●	Our potential unintended infringement on the intellectual property rights of others;

●	The potential impact if products sold by us were found to be defective in labeling or content;

●	Recent product reformulations and/or potential product reformulations in the future could adversely affect demand for our products and our sales in the future;

●	Potential product liability claims in the future could harm our business;

●	Our ability to successfully identify acquisition candidates or to successfully finance, complete and integrate desirable acquisitions;

●	Our ability to expand into foreign markets and to successfully address any resulting exposure to foreign exchange rate fluctuations and other risks inherent to foreign operations;

●	Our high reliance on the use of information technology and our ability to effectively and cost-efficiently respond to any disruption in our information technology systems and/or any acts of cyberterrorism;

●	Our ability to effectively and cost-efficiently respond to any natural disasters and/or acts of violence or terrorism that may affect our business;

●	Our ability to comply with the financial reporting requirements contained in U.S. securities laws and regulations and, as such, maintain investor confidence in our financial reporting;

●	If securities or industry analysts do not publish research or reports about our business, if our operating results do not meet their expectations, or if they adversely change their recommendations regarding our common stock, our stock price and trading volume could remain stagnant or decline;

●	If we do not maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence in us and, as a result, the value of our securities;

●	Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud;

●	Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be our stockholders’ sole source of gain;

●	The potential for future sales and issuances of our common stock and/or rights to purchase our common stock, including pursuant to our equity incentive plans, to result in a material dilution of our stockholders’ percentage ownership and, in turn, a trading price decline for our stock; and

●	Our ability to successfully absorb the increased financial, operational and compliance costs of operating as a public company.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

The following condensed consolidated balance sheets as of October 31, 2019 and April 30, 2019, the condensed consolidated statements of operations for the three and six months ended October 31, 2019 and 2018, and the condensed consolidated statements of cash flows and condensed consolidated statements of stockholders’ equity (deficit) for the six months ended October 31, 2019 and 2018 are those of Sharing Services Global Corporation and subsidiaries.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2019	April 30, 2019
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$12,789,974	$3,912,135
Trade accounts receivable, net	4,387,652	4,406,704
Accounts receivable, related party	3,456,751	3,446,114
Notes receivable, net	106,404	425,197
Inventory	4,413,243	2,882,869
Other current assets	347,129	373,310
Total Current Assets	25,501,153	15,446,329

Security deposits	35,070	42,670
Property and equipment, net	335,511	307,524
Right-of-use assets, net	1,087,192	-
Investments in unconsolidated entities	20,000	207,500
TOTAL ASSETS	$26,978,926	$16,004,023

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$1,633,937	$1,107,786
Notes payable	115,385	2,123,208
Accrued sales commissions payable, including, $1,290,599 at October 31, 2019 and $1,365,705 at April 30, 2019, payable with stock warrants	10,649,233	7,402,659
Deferred sales revenues	4,095,987	3,209,288
Settlement liability	2,903,956	-
Accrued and other current liabilities	4,282,345	2,608,773
Income taxes payable	275,000	-
Current portion of convertible notes payable	100,000	855,000
Total Current Liabilities	24,055,843	17,306,714
Lease liability, long-term	655,412	-
Convertible notes payable, net of unamortized debt discount of $29,395 at October 31, 2019 and $34,433 at April 30, 2019	20,605	15,567
TOTAL LIABILITIES	24,731,860	17,322,281
Commitments and contingencies
Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value, 200,000,000 shares authorized:
Series A convertible preferred stock, $0.0001 par value, 100,000,000 shares designated; 32,478,750 and 42,878,750 shares issued and outstanding at October 31, 2019 and April 30, 2019, respectively	3,248	4,288
Series B convertible preferred stock, $0.0001 par value, 10,000,000 shares designated; 10,000,000 shares issued and outstanding	1,000	1,000
Series C convertible preferred stock, $0.0001 par value, 10,000,000 shares designated; 3,470,000 and 3,520,000 shares issued and outstanding at October 31, 2019 and April 30, 2019, respectively	347	352
Common Stock, $0.0001 par value, 500,000,000 Class A shares authorized, 123,272,386 shares and 104,077,061 shares issued and outstanding at October 31, 2019 and April 30, 2019, respectively	12,328	10,408
Common Stock, $0.0001 par value, 10,000,000 Class B shares authorized, 10,000,000 shares issued and outstanding	1,000	1,000
Additional paid in capital	37,529,412	31,870,020
Shares to be issued	11,785	21,000
Stock subscriptions receivable	(114,405)	(114,405)
Accumulated deficit	(35,197,649)	(33,111,921)
Total Stockholders’ Equity (Deficit)	2,247,066	(1,318,258)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$26,978,926	$16,004,023

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2019	2018	2019	2018
Net sales	$38,850,453	$17,973,379	$74,332,371	$30,904,105
Cost of goods sold	11,436,308	6,800,413	21,487,765	11,764,423
Gross profit	27,414,145	11,172,966	52,844,606	19,139,682
Operating expenses
Selling and marketing expenses	19,015,783	8,169,895	34,843,882	14,214,252
General and administrative expenses	4,517,530	2,136,269	14,143,732	3,721,456
Total operating expenses	23,533,313	10,306,164	48,987,614	17,935,708
Operating earnings	3,880,832	866,802	3,856,992	1,203,974
Other income (expense)
Interest expense, net	(145,787)	(626,028)	(471,737)	(1,028,615)
Interest income, related party	138,546	-	138,546	-
Litigation settlements and other non-operating expenses	(4,029,813)	-	(4,234,529)	-
Change in fair value of derivative liabilities	-	29,910,472	-	29,884,636
Total other income (expense), net	(4,037,054)	29,284,444	(4,567,720)	28,856,021
Earnings (loss) before income taxes	(156,222)	30,151,246	(710,728)	30,059,995
Income tax provision	1,075,000	-	1,375,000	-
Net earnings (loss)	$(1,231,222)	$30,151,246	$(2,085,728)	$30,059,995
Earnings (loss) per share:
Basic	$(0.01)	$0.45	$(0.02)	$0.45
Diluted	$(0.01)	$0.08	$(0.02)	$0.10
Weighted average shares:
Basic	132,500,548	67,146,971	128,185,221	66,854,138
Diluted	132,500,548	392,505,479	128,185,221	291,913,008

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended October 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$(2,085,728)	$30,059,995
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	111,550	31,910
Stock-based compensation expense	5,640,252	44,000
Amortization of debt discount	373,276	845,011
Loss on prepayment of convertible notes	-	123,435
Loss on impairment of notes receivable	313,794	-
Loss on impairment of investments and other	226,234	-
Change in fair value of derivative liabilities	-	(29,884,636)
Changes in operating assets and liabilities:
Accounts receivable	19,052	(1,344,981)
Inventory	(1,530,375)	(783,425)
Other current assets	26,182	(1,372,448)
Security deposits	7,600	(21,615)
Accounts payable	526,152	(31,275)
Income taxes payable	275,000	-
Accrued and other liabilities	8,224,787	2,958,351
Net Cash Provided by Operating Activities	12,127,776	624,322
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property and equipment	(114,038)	(130,256)
Due to related parties	(5,637)	53,050
Cash paid for investments	-	(20,000)
Net Cash Used in Investing Activities	(119,675)	(97,206)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable	-	325,000
Repayment of convertible notes payable	(755,000)	(604,435)
Repurchase of common stock	(500)	-
Repayment of promissory notes payable	(2,376,062)	-
Proceeds from issuance of common stock	1,300	83,300
Net Cash Used in Financing Activities	(3,130,262)	(196,135)

Increase in cash and cash equivalents	8,877,839	330,981
Cash and cash equivalents, beginning of period	3,912,135	768,268
Cash and cash equivalents, end of period	$12,789,974	$1,099,249

Supplemental cash flow information
Cash paid for interest	$493,708	$155,243
Cash paid for income taxes	$1,147,620	$-
Supplemented disclosure of non-cash investing and financing activities:
Preferred Stock issued for acquisitions	$-	$1,750,000
Derivative liability recognized as debt discount	-	325,000
Right-of-use assets recognized as lease liability	1,385,871	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Class A and Class B Common Stock		Additional		Shares
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Paid in Capital	Subscription Receivable	to be Issued	Accumulated Deficit	Total
Balance – April 30, 2019	42,878,750	$4,288	10,000,000	$1,000	3,520,000	$352	114,077,061	$11,408	$31,870,020	$(114,405)	$21,000	$(33,111,921)	$(1,318,258)
Common stock issued for cash	-	-	-	-	-	-	30,000	3	7,497	-	(7,500)	-	-
Common stock issued for professional or consulting services	-	-	-	-	-	-	215,325	22	11,993	-	(1,715)	-	10,300
Conversions of preferred stock	(10,400,000)	(1,040)	-	-	(50,000)	(5)	10,450,000	1,045	-	-	-	-	-
Repurchase of common stock	-	-	-	-	-	-	(1,500,000)	(150)	(350)	-	-	-	(500)
Stock-based compensation expense	-	-	-	-	-	-	-	-	5,640,252	-	-	-	5,640,252
Stock warrants exercised	-	-	-	-	-	-	10,000,000	1,000	-	-	-	-	1,000
Net earnings (loss)	-	-	-	-	-	-	-	-	-	-	-	(2,085,728)	(2,085,728)
Balance – October 31, 2019	32,478,750	$3,248	10,000,000	$1,000	3,470,000	$347	133,272,386	$13,328	$37,529,412	$(114,405)	$11,785	$(35,197,649)	$2,247,066

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Class A and Class B Common Stock		Additional
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Paid in Capital	Subscription Receivable	Shares to be Issued	Accumulated Deficit	Total

Balance – April 30, 2018	86,694,540	$8,669	10,000,000	$1,000	3,950,000	$395	66,170,000	$6,617	$25,423,589	$(114,405)	$196,500	$(54.535.258)	$(29,012,893)
Preferred shares issued for equity investments	7,000,000	700	-	-	-	-	-	-	1,749,300	-	-	-	1,750,000
Common stock issued for cash	-	-	-	-	-	-	850,000	85	212,415	-	(210,000)	-	2,500
Preferred stock issued for cash	-	-	-	-	170,000	17	-	-	42,483	-	(2,500)	-	40,000
Common stock issued for professional services	-	-	-	-	-	-	131,654	13	41,987	-	2,000	-	44,000
Common share subscriptions received in advance	-	-	-	-	-	-	-	-	-	-	40,000	-	40,000
Warrants for common stock issued	-	-	-	-	-	-	-	-	(258,132)	-	-	-	(258,132)
Reclassification of derivative	-	-	-	-	-	-	-	-	1,187,241	-	-	-	1,187,241
Stock warrants/options exercised	-	-	-	-	-	-	8,000,000	800	-	-	-	-	800
Net earnings	-	-	-	-	-	-	-	-	-	-	-	30,059,995	30,059,995
Balance – October 31, 2018	93,694,540	$9,369	10,000,000	$1,000	4,120,000	$412	75,151,654	$7,515	$28,398,883	$(114,405)	$26,000	$(24,475,263)	$3,853,511

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 –DESCRIPTION OF OPERATIONS AND BASIS OF PRESENTATION

Sharing Services Global Corporation (“Sharing Services” or “the Company”) is a diversified company, with Elepreneurs Holdings and Elevacity Holdings being its primary operating subsidiaries. The Company markets and distributes health and wellness products that are sold under the Elevate brand through an independent sales force of distributors, or Elepreneurs, using a marketing strategy which is a form of direct selling. The Company’s current product offerings include its Elevate health and wellness product line, launched in December 2017. The Company’s Elevate product line consists of Nutraceutical products that the Company refers to as “D.O.S.E.” (which stands for: Dopamine, Oxytocin, Serotonin and Endorphins).

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

Recent Corporate Name Change

In January 2019, Sharing Services, Inc. changed its corporate name to Sharing Services Global Corporation to better reflect the Company’s strategic intent to grow its business globally. The corporate name change was approved by the Company’s stockholders and by its Board of Directors. In connection with the name change, the Company adopted the over-the-counter trading symbol SHRG.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and settle its liabilities in the ordinary course of its business for the foreseeable future. The Company is an emerging growth company and, prior to its fiscal quarter ended January 31, 2018, the Company had virtually no sales. However, the Company’s quarterly net sales have increased, and gross margin has expanded, each quarter since the December 2017 launch of its Elevate health and wellness product line. For the full fiscal year ended April 30, 2019, cash provided by operations was $6.0 million on annual sales of $85.9 million. In addition, for the six months ended October 31, 2019, cash provided by operations was $12.1 million on sales of $74.3 million, while operating earnings were $3.9 million. As of October 31, 2019, cash and cash equivalents were $12.8 million.

The Company believes it will be able to fund its working capital needs for the next 12 months with existing cash and cash equivalents, cash to be provided by operations, secured and unsecured debt, including through the issuance of convertible notes and short-term borrowings under financing arrangements, and capital transactions from time to time. Accordingly, the Company believes there is no longer reasonable doubt as to the Company’s ability to continue as a going concern in the foreseeable future.

NOTE 2 –SIGNIFICANT ACCOUNTING POLICIES

We adhere to the same accounting policies in the preparation of our condensed consolidated interim financial statements as we do in the preparation of our full year consolidated financial statements. As permitted under GAAP, interim accounting for certain expenses is based on full-year assumptions.

Use of Estimates and Assumptions

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures about contingent assets and liabilities, if any. Examples of estimates and assumptions include: the recoverability of accounts receivable, the valuation of inventory, the useful lives of fixed assets, the assessment of long-lived assets for impairment, the measurement and recognition of right-of-use assets and related lease liabilities, the valuation and recognition of derivative liabilities, the measurement and recognition of stock-based compensation expense, the measurement and recognition of revenues, the nature and timing of satisfaction of performance obligations resulting from contracts with customers, the measurement and recognition of uncertain tax positions, and the valuation of loss contingencies, if any. Actual results may differ from these estimates in amounts that may be material to our consolidated financial statements. We believe that the estimates and assumptions used in the preparation of our consolidated financial statements are reasonable.

Comprehensive Income

For the fiscal periods included in this Quarterly Report, the only component of the Company’s comprehensive income is its net earnings. Accordingly, the Company does not present a consolidated statement of comprehensive income.

Revenue Recognition

As disclosed earlier, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, using the cumulative effect transition method, effective May 1, 2018. The Company derives revenue only from the sale of its products and services and recognizes revenue net of amounts due to taxing authorities (such as local and state sales tax). Our customers place sales orders online and through our “back-office” operations, which creates a contract and establishes the transaction price. The Company recognizes revenue when (or as) it transfers control of the promised goods and services to the customer. With respect to products sold, our performance obligation is satisfied upon receipt of the products by the customer. With respect to subscription-based services, including Elepreneur membership fees, our performance obligation is satisfied over time (up to one year). The timing of our revenue recognition may differ from the time when we invoice and/or collect payment. The Company has elected to treat shipping and handling costs as an activity to fulfill its performance obligations, rather than a separate performance obligation. Deferred sales revenue associated with our performance obligation for customers’ right of return was $201,386 and $194,042 as of October 31, 2019 and April 30, 2019, respectively, and was reported in accrued and other current liabilities on our condensed consolidated balance sheets. Deferred revenue associated with product invoiced but not received by customers at the balance sheet date was $3.3 million and $2.5 million and with our performance obligation for services offered on a subscription basis was $546,004 and $515,087 as of October 31, 2019 and April 30, 2019, respectively. These amounts are expected to be recognized over one year and were reported in accrued and other current liabilities on our consolidated balance sheets.

No individual customer, or related group of customers, represents 10% or more of our consolidated net sales and over 95% of our consolidated net sales are from sales to our customers and/or independent distributors located in the United States. During the six months ended October 31, 2019, approximately 50% of our consolidated net sales were to recurring customers and approximately 25% of our consolidated net sales were to our independent distributors.

For the six months ended October 31, 2019, approximately 98% of our consolidated net sales are from our Elevate product line (including approximately 25% from the sales of coffee and coffee-related products and approximately 52% from the sale of other D.O.S.E. Nutraceutical products). For the six months ended October 31, 2019 and 2018, product purchases from a single supplier accounted for approximately 98% and 92%, respectively, of our total purchases.

Sales Commission

The Company recognizes sales commission expense, when incurred, in accordance with GAAP. For the three months ended October 31, 2019 and 2018, sales commission expense was $18.2 million and $7.9 million, respectively. For the six months ended October 31, 2019 and 2018, sales commission expense was $33.6 million and $13.6 million, respectively. Sales commission expense is included in selling and marketing expenses in our consolidated statements of operations.

Accounting Changes

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases, which requires lessees to report on their balance sheets a right-of-use asset and a lease liability in connection with most lease agreements classified as operating leases under the prior guidance. Under the new guidance, codified as ASC Topic 842, Leases, the lease liability must be measured upon adoption of the new standard based on the present value of future lease payments, subject to certain conditions. The right-of-use asset must be measured upon adoption of the new standard based on the amount of the liability, plus certain initial direct costs. As permitted, the Company adopted ASC Topic 842 effective May 1, 2019 using the optional cumulative-effect transition method, and adoption resulted in an initial lease liability in the aggregate amount of $1.3 million and right-of-use assets in the same aggregate amount. The Company’s right-of-use assets relate to leases involving office space, automobiles and office equipment, and are amortized over periods ranging from one to three years. The adoption of ASC Topic 842 did not otherwise have a material impact on the Company’s consolidated financial statements.

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

Consistent with the valuation hierarchy referred to above, we categorized certain of our financial assets and liabilities as follows:

	October 31, 2019
	Total	Level 1	Level 2	Level 3
Assets
Accounts receivable, related party	$3,456,751	$-	$-	$3,456,751
Investments in unconsolidated entities	20,000	-	-	20,000
Total assets	$3,476,751	$-	$-	$3,476,751
Liabilities
Convertible notes payable	$120,605	$-	$-	$120,605
Notes payable	115,385	-	-	115,385
Total liabilities	$235,990	$-	$-	$235,990

	April 30, 2019
	Total	Level 1	Level 2	Level 3
Assets
Accounts receivable, related party	$3,446,114	$-	$-	$3,446,114
Investments in unconsolidated entities	207,500	-	-	207,500
Total assets	$3,653,614	$-	$-	$3,653,614
Liabilities
Convertible notes payable	$870,567	$-	$-	$870,567
Notes payable	2,123,208	-	-	2,123,208
Total liabilities	$2,993,775	$-	$-	$2,993,775

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

The following table sets forth the computations of basic and diluted loss per share:

	Three Months Ended October 31,		Six Months Ended October 31,
	2019	2018	2019	2018
Net earnings (loss), as reported	$(1,231,222)	$30,151,246	$(2,085,728)	$30,059,995
After tax interest adjustment	-	98,462	-	158,189
Net earnings (loss), if-converted basis	$(1,231,222)	$30,249,708	$(2,085,728)	$30,218,184
Weighted average basic shares	132,500,548	67,146,971	128,185,221	66,854,138
Dilutive securities and instruments:
Convertible preferred stock	-	106,997,040	-	105,641,442
Convertible notes	-	210,959,331	-	112,199,041
Stock options and warrants	-	7,402,137	-	7,218,387
Weighted average diluted shares	132,500,548	392,505,479	128,185,221	291,913,008
Earnings per share:
Basic	$(0.01)	$0.45	$(0.02)	$0.45
Diluted	$(0.01)	$0.08	$(0.02)	$0.10

The following potentially dilutive securities and instruments were outstanding as of October 31, 2019 but excluded from the table above because their impact would be anti-dilutive:

Convertible preferred stock	46,285,924
Convertible notes	69,259,756
Stock options and warrants	21,585,167
Total incremental shares	137,130,847

NOTE 5 – NOTES RECEIVABLE

In March and April 2018, the Company entered into certain investment agreements with a third party pursuant to which the Company loaned an aggregate of $275,000 to the third party. The related promissory notes accrued interest at the rate of 12% per annum. In June 2019, the Company and the third party entered into a loan exchange agreement pursuant to which the Company received a promissory note for $309,309 in settlement of all amounts owed to the Company under the March and April 2018 loans, including loan principal of $275,000 and accrued interest of $34,309. Loans under the June 2019 promissory note bear interest at the rate of 8% per annum. In October 2019, after exhausting all efforts to collect the amounts due pursuant to the June 2019 promissory note, the Company recognized an impairment loss of $317,105 in connection therewith. For the six months ended October 31, 2019 and 2018, interest income earned in connection with our promissory notes, excluding promissory notes from a related party, was $15,357 and $16,636, respectively.

NOTE 6 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	October 31, 2019	April 30, 2019
Prepaid expenses	$145,124	$270,625
Right to recover asset	58,452	65,257
Interest receivable	138,546	36,678
Other	5,007	750
	$347,129	$373,310

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	October 31, 2019	April 30, 2019
Furniture and fixtures	$224,239	$193,737
Computer equipment and software	119,989	91,223
Leasehold improvements	97,890	82,981
Office equipment	31,652	30,601
Total property and equipment	473,770	398,542
Accumulated depreciation and amortization	(138,259)	(91,018)
Property and equipment, net	$335,511	$307,524

Depreciation and amortization expense was $16,961 and $23,963 for the three months ended October 31, 2019 and 2018 and, for the six months ended October 31, 2019 and 2018, $47,242 and $31,910, respectively.

NOTE 8 – INVESTMENTS IN UNCONSOLIDATED ENTITIES

The Company made investments in certain unconsolidated entities that own and market products that fit the Company’s direct selling model and could add to its products portfolio. However, the Company did not, directly or indirectly, hold a “controlling financial interest,” as defined in GAAP, in any of these investees. Thus, the Company did not report these investees on a consolidated basis. In addition, the Company did not exert influence over the operations or policies of the investees. For example, the Company’s officers, directors, and management are not involved in the operations or policies of the investees. Accordingly, the Company accounted for these investments on the cost basis.

In the fiscal year ended April 30, 2019, the Company recognized an impairment loss in the aggregate amount of $4.4 million in connection with its investments in unconsolidated entities as a result of a less than temporary decline in the value of the Company’s investment. In addition, in the six months ended October 31, 2019, the Company recognized an impairment loss in the amount of $187,500 in connection with its investments in an unconsolidated entity as a result of a less than temporary decline in the value of the Company’s investment. The information contained in Note 8 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2019 is incorporated herein by reference. See Note 16 below for contingencies and other matters associated with the Company’s prior investments.

The Company periodically assesses the value of its investments in unconsolidated entities by considering several factors, including the prospect of the investee achieving commercial viability, the ability of the investee to generate sustainable earnings and cash flows, and the probability of recovery of the Company’s investment.

NOTE 9 - NOTES PAYABLE

In the six months ended October 31, 2019, the Company repaid an aggregate of $2.4 million of its short-term borrowings under financing arrangements with third-party lenders. At October 31, 2019 and April 30, 2019, notes payable, consisting of short-term borrowings under financing arrangements, in the aggregate, were $115,385 and $2,123,208, respectively. These balances are net of unamortized debt discount of $11,538 and $379,777, respectively. Borrowings under these financing arrangements are secured by a lien on the Company’s accounts receivable, inventory and property and equipment.

NOTE 10 - ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consist of the following:

	October 31, 2019	April 30, 2019
State and local taxes payable	$2,007,997	$1,913,638
Payroll	859,621	37,807
Lease liability, current portion	496,013	-
Accrued shipping and freight	375,443	226,695
Accrued interest payable	41,212	139,746
Other operational accruals	502,059	290,877
	$4,282,345	$2,608,773

Lease liability, current portion, represent obligations under leases that are payable within one year for office space, automobiles and office equipment. See Note 2 of the Condensed Notes to the Consolidated Financial Statements above for information about the Company’s adoption of ASC Topic 842, Leases.

NOTE 11 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

		Conversion Price
Issuance Date	Maturity Date	(per share)	October 31, 2019	April 30, 2019
October 2017	October 2022	$0.15	$50,000	$50,000
November 2017	On Demand	$0.0025	-	5,000
January 2018	On Demand	$0.0025	-	250,000
February 2018	On Demand	$0.0025	-	250,000
March 2018	On Demand	$0.01	-	250,000
April 2018	On Demand	$0.01	100,000	100,000
Total convertible notes payable			150,000	905,000
Less: debt discount and deferred financing fees			(29,395)	(34,433)
			120,605	870,567
Less: current portion of convertible notes payable			100,000	855,000
Long-term convertible notes payable			$20,605	$15,567

All the Company’s convertible notes are convertible, at the option of the holder, into shares of the Company’s common stock. Borrowings on all the Company’s convertible notes bear interest at the annual rate of 12%.

During the six months ended October 31, 2019, the Company settled in full convertible notes with an aggregate principal balance of $755,000, excluding accrued but unpaid interest of $136,315.

For the three months ended October 31, 2019 and 2018, interest expense in connection with the Company’s convertible notes was $16,802 and $124,635, respectively, excluding amortization of debt discount of $2,519 and $509,711, respectively. For the six months ended October 31, 2019 and 2018, interest expense in connection with the Company’s convertible notes was $43,711 and $200,240, respectively, excluding amortization of debt discount of $5,040 and $514,011, respectively.

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

The Company classifies its derivative liabilities under Level 3 of the three-level hierarchy for measuring fair value (see Note 3 above) and uses a multi-nominal lattice model to calculate the fair value of these liabilities. The multi-nominal lattice model requires six data inputs including: (1) the exercise or conversion price, (2) the expected term (in years), (3) the expected volatility for the Company’s common stock, (4) the current stock price, (5) the risk-free interest rate, and (6) the expected dividend yield. Changes to these inputs could result in a significantly higher or lower fair value measurement.

During the three months ended October 31, 2018, the Company repaid the convertible notes with a variable conversion rate, a conversion rate tied to the market price of the Company’s common stock. The remaining convertible notes and warrants outstanding have a fixed conversion rate and, accordingly, the number of shares issuable upon conversion is determinable with certainty. As a result, the Company recognized a decrease in its derivative liability resulting in the beneficial conversion feature associated with the remaining convertible notes and warrants of $1,187,242 (recognized as an increase to additional paid-in capital) and a gain on fair value of derivatives liabilities of $20,015,840. The Company has no similar derivative liabilities at October 31, 2019.

The following weighted-average assumptions were used when valuing our derivative liabilities:

Six Months Ended October 31, 2018
Expected term (in years)	1.0-5.0
Expected average volatility	107% - 237%
Expected dividend yield	-
Risk-free interest rate	1.65% - 2.96%

The following table summarizes the activity for the derivative liabilities included in our consolidated balance sheet for the six months ended October 31, 2018:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance – April 30, 2018	$30,488,655
Addition of new derivatives recognized as debt discounts	325,000
Other addition of new derivatives	679,032
Reclassification of derivatives due to tainted instruments	258,132
Change in fair value of the derivative	(10,547,737)
Reclassification of derivative to additional paid-in capital	(1,187,242)
Change in derivative liabilities recognized as gain on derivative	(20,015,840)
Balance - October 31, 2018	$-

The following table summarizes the (loss) gain on derivative liability included in our consolidated statement of operations:

Six months ended October 31, 2018
Day-one loss due to derivative liabilities on convertible notes payable and warrants	$(678,941)
Change in derivative liabilities	20,015,840
Gain from marked-to-market adjustments	10,547,737
Net gain on change in fair value of derivative liabilities	$29,884,636

NOTE 13 – INCOME TAXES

The Company is an emerging growth company and, prior to its fiscal quarter ended October 31, 2018, had not generated earnings from its operations or pre-tax earnings. During its fiscal year ended April 30, 2019 and 2018, the Company’s consolidated operating loss was $1.1 million and $6.0 million, respectively, and, during the six months ended October 31, 2019, the Company’s consolidated operating earnings were $3.9 million. The Company believes that it is probable it will utilize its available net operating losses entirely in the foreseeable future. During the six months ended October 31, 2019, the Company recognized a provision for income taxes of $1.4 million.

NOTE 14 - RELATED PARTY TRANSACTIONS

Alchemist Holdings, LLC

In connection with the Company’s acquisition of Total Travel Media, Inc. in May 2017, the Company issued 7,500,000 shares of its Series B preferred stock and 7,500,000 shares of its common stock (Class B) to Alchemist Holdings, an entity which was then controlled by the then Chairman of our Board of Directors. In connection with the Company’s acquisition of Four Oceans, the Company issued 50,000,000 shares of its Series A preferred stock to Alchemist. The information contained in Note 1 of Notes to the Consolidated Financial Statements located in ITEM 8 – Financial Statements and Supplementary Data in our Annual Report on Form 10-K for the fiscal year ended April 30, 2019 is incorporated herein by reference.

Bear Bull Market Dividends, Inc.

In connection with the Company’s acquisition of Total Travel Media, the Company issued 2,500,000 shares of its Series B preferred stock and 2,500,000 shares of its common stock (Class B) to Bear Bull Market Dividends, Inc. In connection with the Company’s acquisition of Four Oceans Holdings, Inc. in September 2017, the Company issued 20,000,000 shares of its Series A preferred stock to Bear Bull Market Dividends, Inc.

See Note 16 below for more information about our related parties.

NOTE 15 - STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

Series A Convertible Preferred Stock

During the six months ended October 31, 2019, holders of 10,400,000 shares of the Company’s Series A convertible preferred stock converted their holdings into 10,400,000 shares of the Company’s common stock.

As of October 31, 2019, 32,478,750 shares of our Series A convertible preferred stock remained issued and outstanding.

Series B Convertible Preferred Stock

As of October 31, 2019, 10,000,000 shares of our Series B convertible preferred stock remained issued and outstanding.

Series C Convertible Preferred Stock

During the six months ended October 31, 2019, holders of 50,000 shares of the Company’s Series C convertible preferred stock converted their holdings into 50,000 shares of the Company’s common stock.

As of October 31, 2019, 3,470,000 shares of our Series C convertible preferred stock remained issued and outstanding.

Common Stock

As described above, during the six months ended October 31, 2019, holders of 10,400,000 shares of the Company’s Series A convertible preferred stock and holders of 50,000 shares of the Company’s Series C convertible preferred stock converted their holdings into a respectively equal number of shares of the Company’s common stock.

During the six months ended October 31, 2019, the Company issued 10,000,000 shares of its class A common stock to a director in connection with his exercise (at an exercise price of $0.0001 per share) of stock warrants granted under his employment agreement. In addition, the Company issued 215,325 shares of its class A common stock in exchange for professional or consulting services valued at $36,000 and 30,000 shares of its class A common stock in connection with stock subscription agreements.

During the six months ended October 31, 2019, the Company repurchased from a third-party, in exchange for $500 in cash, 1,500,000 shares of its class A common stock and retired the shares.

As of October 31, 2019, 123,272,386 shares of our class A common stock and 10,000,000 shares of our Class B common stock remained issued and outstanding.

Stock Warrants

The following table summarizes the activity relating to the Company’s warrants during the six months ended October 31, 2019:

	Number of Warrants	Weighted Average Exercise Price (1)	Weighted Average Remaining Term (1)
Outstanding at April 30, 2019	4,255,133	$0.24	3.1
Granted	27,644,000	$0.0001	9.6
Exercised	10,000,000	$0.0001	-
Expired	-	-	-
Outstanding at October 31, 2019	21,899,133	$0.05	8.2

The following table summarizes certain information relating to outstanding and exercisable warrants:

Warrants Outstanding at October 31, 2019
Warrants Outstanding			Warrants Exercisable
	Weighted Average Remaining	Weighted Average		Weighted Average
Number of Shares	Contractual life (in years)	Exercise Price	Number of Shares	Exercise Price

17,500,000	9.8	$0.0001	17,500,000	$0.0001
2,180,000	4.0	$0.09	2,180,000	$0.09
1,785,800	1.6	$0.25	1,785,800	$0.25
100,000	2.7	$3.00	100,000	$3.00
333,333	3.2	$0.15	333,333	$0.15

During the six months ended October 31, 2019, the Company issued warrants to purchase up to 144,000 shares of the Company’s common stock to its independent sales force (with an aggregate fair value of $95,267). In addition, the Company issued warrants to purchase, in the aggregate, up to 27,500,000 shares of the its common stock to two new directors and an employee, with an aggregate fair value of $5,500,000. The exercise price of these stock warrants was $0.0001 per share.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company from time to time is involved in various claims and lawsuits incidental to the conduct of its business in the ordinary course. We do not believe that the ultimate resolution of these matters will have a material adverse impact on our consolidated financial position, results of operations or cash flows.

Acquisition-Related Contingencies

In October 2017, the Company entered into a Share Exchange Agreement pursuant to which it acquired a 25% equity interest in 561 LLC. Pursuant to the terms of the Share Exchange Agreement, in May 2018, the Company increased its cumulative equity interest in 561 LLC to 40% in exchange for 2,500,000 shares of its Series A Preferred Stock. Under the terms of the Share Exchange Agreement, the sellers would be entitled to an additional 2,500,000 shares of our Series A Preferred Stock if/when both of the following conditions have been met: (a) one year has passed from the Closing Date and (b) the closing bid price of the Company’s common stock equals or exceeds $5.00 per share, as reported by OTC Markets. In accordance with GAAP, the Company has not recorded a liability in connection with this contingency.

In October 2017, the Company entered into a Share Exchange Agreement pursuant to which it acquired a 25% equity interest in America Approved Commercial LLC (“AAC”). Pursuant to the terms of the Share Exchange Agreement, in May 2018, the Company increased its cumulative equity interest in AAC to 40% in exchange for 2,500,000 shares of its Series A Preferred Stock. Under the terms of the Share Exchange Agreement, the sellers would be entitled to an additional 2,500,000 shares of the Company’s Series A Preferred Stock in/when both of the following conditions have been met: (a) one year has passed from the Closing Date and (b) the closing bid price of the Company’s common stock equals or exceeds $5.00 per share, as reported by OTC Markets. In accordance with GAAP, the Company has not recorded a liability in connection with this contingency.

As of September 16, 2019, the Company and 212 Technologies, LLC (“212 Technologies”) entered into a Release and Settlement Agreement (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the parties: (i) rescinded a certain “Stakeholder & Investment Agreement” dated May 21, 2017 (resulting in the return of 5,628,750 shares of the Company’s Series A Preferred Stock by 212 Technologies and the return of a 24% ownership stake in 212 Technologies by the Company) and (ii) terminated a certain “Software License Agreement” dated June 12, 2018 (the “SLA”) by and between 212 Technologies and Elepreneurs, LLC, a wholly owned subsidiary of the Company (“Elepreneurs”). In connection with the Settlement Agreement, Elepreneurs agreed to pay 212 Technologies the amount of $425,000 and to dismiss, with prejudice, a lawsuit it had previously filed concerning the functionality of the mobile application produced by 212 Technologies under the SLA, and the parties reached mutually accommodating terms and resolved all issues between their respective companies. As of the date hereof, the shares returned by 212 Technologies remain outstanding and are held by a custodian for the benefit of the Company.

Other Matters

In January 2019, the Company became aware of an unliquidated amount of potential liability arising from a series of cash advance loan transactions (“Transactions”) entered into by eight different lending sources and a Related Party entity (“debtor entity”) owned and/or controlled by a former Company officer. Without the knowledge of the Company and in contravention of the express provisions of both the Company’s Bylaws and the controlling Nevada Revised Statutes, this former officer also purported to obligate the Company (and two of the Company’s affiliates) to repay the amounts owed by the debtor entities under the Transactions. At this time, the Company has resolved all of the debt associated with the Transactions at a substantial discount from the amounts alleged by the holders of such debt. Additionally, the Company has entered into a comprehensive agreement, secured by substantial assets, with the former officer and the entity owned and/or controlled by the former officer. Pursuant to such agreement, the former officer and the entity owned and controlled by such former officer are obligated jointly and severally to repay the Company all sums expended by the Company in the resolution of the Transactions. The amount expended by the Company, in connection with such resolution, is the sum of $3.4 million. At April 30, 2019, the Company has recorded an accounts receivable of $3.4 million from the former officer and the entity owned and/or controlled by the former officer. This amount is reported in accounts receivable, related party in our consolidated balance sheet.

In June 2019, the Company became aware of a potential liability arising out of certain previous transactions involving the formation and capitalization of two legal entities affiliated with a Company consultant who was, at the time, considered the Company spokesperson. Without the knowledge of the Company and in contravention of the express provisions of both the Company’s Bylaws and the controlling Nevada Revised Statutes, this Company consultant purportedly solicited investment funds from various persons, who at the time, were independent contractors of the Company. While this matter is still currently under investigation, the Company has reason to believe that this Company consultant, possibly acting in concert with others, sought to leverage the assets and resources of the Company in furtherance of these ventures, to their personal pecuniary benefit. Upon learning of these allegations from various of these investors, the Company launched an immediate internal investigation into these transactions. In addition, the Company secured the services of a Dallas-based law firm with experience in financial impropriety and forensic investigations to assist in that process. The Company believes that it is probable that these actions have resulted in a material loss to the investing parties and is evaluating the potential exposure of these events to the Company. The Company is continuing to finalize its evaluation and to pursue settlements with the impacted investing parties.

On July 26, 2019, the Company and certain of its subsidiaries entered into a Settlement Agreement (the “Agreement”) with Company co-founder and former consultant Robert Oblon. Pursuant to the Agreement and in compromise of a dispute concerning a prior contractual obligation and various competing claims, the Company agreed to pay Mr. Oblon the aggregate amount of $2.2 million, payable in 96 equal semi-monthly installments, and stock warrants to purchase up to 7.0 million restricted shares of the Company’s common stock, subject to limiting conditions. On August 30, 2019, the Company ceased making the installment payments and filed a lawsuit against Mr. Oblon claiming, among other things, Mr. Oblon’s breach of contract related to this Agreement, as further discussed below. During the three and six months ended October 31, 2019, the Company made payments under the Agreement of $120,000 and $235,000, respectively. At October 31, 2019, the Company recognized an estimated settlement liability of $2.9 million in connection with the Agreement.

On March 28, 2019 Elepreneur, LLC, a wholly owned subsidiary of the Company, and Jordan Brock, a co-founder and former officer of the Company, entered into a Founder Consulting Agreement pursuant to which Mr. Brock agreed to provide certain business consulting services to the Company. Under the terms of the Founder Consulting Agreement, the Company agreed to pay Mr. Brock a consultancy fee at the rate of $15,000 per month. Effective as of July 15, 2019, the Company and Mr. Brock amended the Founder Consulting Agreement which resulted in the increase of the consultancy fee to $37,000 per month in exchange for Mr. Brock’s willingness to forgo significant previously negotiated income-earning opportunities with the Company. During the three and six months ended October 31, 2019, the Company made payments under the Founder Consulting Agreement of $45,000 and $137,500, respectively.

In July 2019, Pruvit Ventures, Inc. filed a lawsuit against Elevacity U.S., LLC, a wholly owned subsidiary of the Company, alleging breach of contract by Elevacity. Elevacity has denied the Plaintiff’s claim. Discovery was propounded on the Plaintiff specifically related to the alleged act of wrong-doing, responses were received by the Company on December 6, 2019 and the Company is currently evaluating the responses.

In August 2019, Entrepreneur Media, Inc. (“EMI”) notified the Company that EMI believes that the Company’s pending trademark application for “Elepreneurs” would confuse consumers due to the purported similarity to EMI’s existing trademark for the word “Entrepreneur.” The Company believes that this claim is without merit and intends to vigorously defend its trademark application. EMI has reached out to the Company and the parties are now engaged in dialogue intended to achieve a possible amicable resolution.

In August 2019, the Company filed a lawsuit against Kenyatto M. Jones, Bear Bull Market Dividends, Inc. and Research and Referral, BZ for breach of contract, statutory fraud in a stock transaction, and violations of the Texas Securities Act. The three defendants purport to be beneficial owners of shares of the Company’s equity securities, which purported ownership is the subject of the referenced lawsuit. The relief sought in the lawsuit includes both recovery of damages and rescission of the underlying shares of the Company’s equity securities.

On August 30, 2019, the Company and certain of its affiliated entities filed a lawsuit against Company founder and former consultant, Robert Oblon. The lawsuit claims breach of contract related to the Settlement Agreement dated July 26, 2019, tortious interference with business relationships, and misappropriation of trade secrets, and sought injunctive relief. The Company and such affiliated entities filed an amended petition in September 2019 and were awarded temporary injunctive relief protecting their intellectual property.

In September 2019, the Company and a former consultant to the Company agreed to settle a legal dispute between the Company and the consultant. As of the date herein the parties are in the process of formalizing the settlement. The Company has accrued all costs and expenses associated with the settlement in the three months ended July 31, 2019.

On October 1, 2019, the Company filed a complaint in the District Court of Clark County, Nevada entitled Sharing Services Global Corporation v. Bear Bull Market Dividends, Inc., Alchemist Holdings, LLC, Kenyatto M. Jones, et al., Case No. A-19-802861-B. The lawsuit asserts that a Certificate of Designation for its Series B Preferred Stock filed on or about April 24, 2017 (the “Defective Certificate”) was in contravention of both the Company’s Articles of Incorporation and Nevada law. Additionally, the lawsuit alleges that the Defective Certificate was improperly approved through the self-dealing actions of certain former Company executives, working in collusion with outside shareholders. The lawsuit seeks relief in the form of an injunction enjoining the defendants from attempting to enforce the provisions of the Defective Certificate and a declaratory judgment that will invalidate the improper portions of the Defective Certificate. The lawsuit also requests declaratory judgment relief regarding the terms of the Amended and Restated Certificate of Designation filed by the Company on or about September 26, 2019 (the “Amended Certificate”) which seeks to correct the improper provisions of the Defective Certificate and to properly realign the rights of the shareholders which were improperly diminished by the terms of the Defective Certificate. The District Court of Clark County issued a default judgment against Defendant Bear Bull Market Dividends, Inc. on November 14, 2019 and against Defendant Kenyatto M Jones on November 15, 2019. The Company is in negotiations with Defendant Alchemist Holdings, LLC and anticipates that a favorable outcome will be reached in connection with those negotiations.

The Company does not believe that the ultimate resolution of these matters will have a material future effect on its financial statements.

NOTE 17 - SUBSEQUENT EVENTS

On December 11, 2018, the Company entered into a Loan Agreement and Promissory Note (“loan agreement”) with Global Payroll Gateway pursuant to which the Company borrowed the principal amount of $1,000,000. Borrowings under the loan agreement were payable in 52 weekly installments. On December 11, 2019 the Company paid in full all principal and interest then outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following section discusses management’s views of the financial condition and the results of operations and cash flows of Sharing Services Global Corporation (formerly Sharing Services, Inc.) and consolidated subsidiaries. This section should be read in conjunction with (a) our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2019, and (b) our condensed consolidated financial statements included elsewhere in this Quarterly Report. This section may contain forward-looking statements. See “Cautionary Notice Regarding Forward-Looking Statements” above for a discussion of forward-looking statements and the inherent uncertainties, risks and assumptions associated therewith, which could cause actual results to differ materially from the projections contained in such forward-looking statements.

Highlights for the Three Months Ended October 31, 2019:

●	For the three months ended October 31, 2019, our consolidated net sales increased by $20.9 million, to $38.9 million, compared to the three months ended October 31, 2018;

●	For the three months ended October 31, 2019, our consolidated gross profit increased by $16.2 million, to $27.4 million, compared to the three months ended October 31, 2018. Our consolidated gross margin was 70.9% for the three months ended October 31, 2019, compared to 62.2% for the three months ended October 31, 2018;

●	For the three months ended October 31, 2019, our consolidated operating earnings were $3.9 million compared to $866,802 for the three months ended October 31, 2018;

●	For the three months ended October 31, 2019, our consolidated net non-operating expenses were $4.0 million compared to consolidated net non-operating income of $29.3 million for the three months ended October 31, 2018;

●	For the three months ended October 31, 2019, our consolidated net loss was $1.2 million compared to consolidated net earnings of $30.2 million for the three months ended October 31, 2018. Diluted loss per share was $0.01 for the three months ended October 31, 2019, compared to diluted earnings per share of $0.08 the three months ended October 31, 2018;

●	For the six months ended October 31, 2019, our consolidated net cash provided by operating activities was $12.1 million compared to $624,322 for the six months ended October 31, 2018;

●	During the six months ended October 31, 2019, we conducted a comprehensive assessment of our information technology systems. Based on this assessment, we intend to implement a system upgrade in the second half of the fiscal year 2020, at a projected cost of approximately $200,000;

●	During the six months ended October 31, 2019, we awarded to certain directors and employees warrants, with an aggregate fair value of $5.5 million, to purchase up to 27,500,000 shares of our common stock at an exercise price of $0.0001 per share;

●	During the six months ended October 31, 2019, we repurchased from a third-party (and retired) 1,500,000 shares of our class A common stock in exchange for $500 in cash; and

●	During the six months ended October 31, 2019, we repaid borrowings under financing arrangements aggregating $2.4 million and borrowings under convertible notes with an aggregate principal amount of $755,000, not including accrued interest.

Overview

Summary Description of Business

Sharing Services Global Corporation (“Sharing Services” or “the Company”) is a diversified company, with Elepreneurs Holdings and Elevacity Holdings as its primary operating subsidiaries. The Company markets and distributes health and wellness products that are sold under the Elevate brand through a sales force of independent distributors, or Elepreneurs, using a marketing strategy which is a form of direct selling. The Company operates several websites, including www.shrginc.com, www.elepreneur.com and www.elevacity.com.

The Company had no significant sales history prior to December 2017, when the Company launched its current Elevate health and wellness product line. The Company’s Elevate product line consists of Nutraceutical products that the Company refers to as “D.O.S.E.” (an acronym for the four mood-enhancing hormones contained therein: Dopamine, Oxytocin, Serotonin and Endorphins). The launch of this product line accelerated the Company’s growth and enabled the Company to expand its consolidated sales volume and operations at a rapid pace.

Recent Corporate Name Change

In January 2019, Sharing Services, Inc. changed its corporate name to Sharing Services Global Corporation to better reflect the Company’s strategic intent to grow its business globally. The corporate name change was approved by the Company’s stockholders and its Board.

Convertible Notes and Borrowing Under Short-term Financing Arrangements

Historically, the Company has funded a substantial portion of its liquidity and cash needs through the issuance of convertible notes and borrowings under short-term financing arrangements, and through the intermittent issuance of equity securities from time to time. See “Liquidity and Capital Resources” below for additional information about the Company’s convertible notes and borrowings under short-term financing arrangements.

Information Technology System Upgrade

During the six months ended October 31, 2019, the Company conducted a comprehensive assessment of its information technology systems, with a view of implementing a system upgrade that can accommodate the Company’s current and anticipated growth. We expect to implement a system upgrade in the second half of our fiscal year 2020, at a projected cost of approximately $200,000.

Industry and Business Trends

The information in “Industry and Business Trends” included in ITEM 1 — “Business” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2019 is incorporated herein by reference.

Results of Operations

The Three Months Ended October 31, 2019 compared to the Three Months Ended October 31, 2018

Net Sales

For the three months ended October 31, 2019, our consolidated net sales were $38.9 million, compared to $18.0 million for the three months ended October 31, 2018. During both the three months ended October 31, 2019 and 2018, the Company derived approximately 98% of its consolidated net sales from its Elevate health and wellness products launched in December 2017. During the three months ended October 31, 2019, approximately 50% of our consolidated net sales were to recurring customers and approximately 25% of our consolidated net sales were to our independent distributors.

Gross Profit

For the three months ended October 31, 2019, our consolidated gross profit was $27.4 million, compared to $11.2 million for the three months ended October 31, 2018, and our consolidated gross margins were 70.6% and 62.2%, respectively. During the three months ended October 31, 2019, our consolidated gross margin benefited from economies of scale, due to an increase in the volume of product shipped compared to the volume of product shipped during the three months ended October 31, 2018, and from selective price increases implemented during the second half of the fiscal year 2019 and during the six months ended October 31, 2019.

Selling and Marketing Expenses

For the three months ended October 31, 2019, our consolidated selling and marketing expenses increased to $19.0 million, or 48.9% of consolidated net sales, compared to $8.2 million, or 45.5% of consolidated net sales, for the three months ended October 31, 2018. The increase in consolidated selling and marketing expenses is mainly due to higher sales commissions of $10.3 million (which reflects an increase in our sales commission payout rate implemented since November 1, 2018 as well as in August 2019) and incremental promotional trade show and sales convention expenses.

General and Administrative Expenses

For the three months ended October 31, 2019, our consolidated general and administrative expenses (which include corporate employee compensation and benefits, share-based compensation, professional fees, rent and other occupancy costs, certain consulting fees, telephone and information technology expenses, insurance premiums, and other administrative expenses) increased to $4.5 million, or 11.5% of consolidated net sales, compared to $2.1 million, or 11.9% of consolidated net sales, for the three months ended October 31, 2018. The increase in consolidated general and administrative expenses primarily was due to higher employee compensation and benefits of $1.7 million, higher legal and other professional fees of $426,937, and higher rent and other occupancy-related expenses.

Interest Expense, Net

For the three months ended October 31, 2019, our consolidated interest expense was $66,204, excluding interest of $37,799 associated with Type B lease obligations, amortization of debt discount of $12,168 and interest income of $7,340. Interest expense consisted of $51,529 associated with short-term borrowings under financing arrangements and $16,802 associated with our convertible notes.

For the three months ended October 31, 2018, our consolidated interest expense was $116,317, excluding amortization of debt discount of $509,711 and primarily was associated with our convertible notes.

Interest Income, Related Party

For the three months ended October 31, 2019, interest income on accounts receivable, related party, were $138,546. For the three months ended October 31, 2018, there was no comparable amount.

Litigation Settlements and Other Non-Operating Expenses

For the three months ended October 31, 2019, our consolidated non-operating expenses include litigation settlements and other non-operating expenses of $4.0 million, including an estimated loss of $2.9 million from the settlement of certain legal claims and counterclaims between the Company and certain of its affiliated entities, and Company founder and former consultant, Robert Oblon, a loss of $425,000 in connection with the Release and Settlement Agreement by and between the Company and 212 Technologies and a loss of $317,105 on impairment of a promissory note receivable. For the three months ended October 31, 2018, there was no comparable amount.

Net Change in Fair Value of Derivative Liabilities

For the three months ended October 31, 2018, the change in the fair value of our derivative liabilities resulted in a net gain of $29.9 million. The Company accounts for the conversion features of its convertible notes, stock options and stock warrants under Accounting Standards Codification (“ASC”) Topic No. 815, Derivatives and Hedging. During the three months ended October 31, 2019, the Company had no derivative liabilities.

Provision for Income Taxes

During its fiscal year ended April 30, 2019, the Company’s consolidated operating loss was $1.1 million. During the six months ended October 31, 2019, the Company’s consolidated operating earnings were $3.9 million. The Company believes it is probable it will utilize its available net operating losses in the foreseeable future and, for the three months ended October 31, 2019, recognized a provision for income taxes of $1.1 million. See Note 2 of the Notes to Consolidated Financial Statements in ITEM 8 — “Financial Statements and Supplementary Data” contained in our Annual Report for the fiscal year ended April 30, 2019 for more information.

Net Earnings and Earnings per Share

For the three months ended October 31, 2019, our consolidated net loss was $1.2 million compared to consolidated net earnings of $30.2 million for the three months ended October 31, 2018. For the three months ended October 31, 2019, diluted loss per share was $0.01, compared to diluted earnings per share of $0.08, for the three months ended October 31, 2018.

The Six Months Ended October 31, 2019 compared to the Six Months Ended October 31, 2018

Net Sales

For the six months ended October 31, 2019, our consolidated net sales were $74.3 million, compared to $30.9 million for the six months ended October 31, 2018. During both the six months ended October 31, 2019 and 2018, the Company derived approximately 98% of its consolidated net sales from its Elevate health and wellness product line launched in December 2017. During the six months ended October 31, 2019, approximately 50% of our consolidated net sales were to recurring customers and approximately 25% of our consolidated net sales were to our independent distributors.

Gross Profit

For the six months ended October 31, 2019, our consolidated gross profit was $52.8 million, compared to $19.1 million for the six months ended October 31, 2018, and our consolidated gross margin was 71.1% and 61.9%, respectively. During the six months ended October 31, 2019, our consolidated gross margin benefited from economies of scale, due to an increase in the volume of product shipped compared to the volume of product shipped during the six months ended October 31, 2018, and selective price increases implemented during the second half of the fiscal year 2019 and during the six months ended October 31, 2019.

Selling and Marketing Expenses

For the six months ended October 31, 2019, our consolidated selling and marketing expenses increased to $34.8 million, or 46.9% of consolidated net sales, compared to $14.2 million, or 46.0% of consolidated net sales, for the six months ended October 31, 2018. The increase in consolidated selling and marketing expenses is mainly due to higher sales commissions of $20.0 million (which reflects an increase in our sales commission payout rate implemented since November 1, 2018 as well as in August 2019) and incremental promotional trade show and sales convention expenses.

General and Administrative Expenses

For the six months ended October 31, 2019, our consolidated general and administrative expenses (which include corporate employee compensation and benefits, share-based compensation, professional fees, rent and other occupancy costs, certain consulting fees, telephone and information technology expenses, insurance premiums, and other administrative expenses) increased to $14.1 million, or 19.0% of consolidated net sales, compared to $3.7 million, or 12.0% of consolidated net sales, for the six months ended October 31, 2018. The increase in consolidated general and administrative expenses primarily was due to higher stock-based compensation expense of $5.5 million, employee compensation and benefits of $3.5 million, higher legal and other professional fees of $1.0, and higher rent and other occupancy-related expenses.

Interest Expense, Net

For the six months ended October 31, 2019, our consolidated interest expense was $367,174, excluding interest of $74,755 associated with Type B lease obligations, amortization of debt discount of $45,166 and interest income of $15,358. Interest expense consisted of $324,932 associated with short-term borrowings under financing arrangements and $44,369 associated with our convertible notes.

For the six months ended October 31, 2018, our consolidated interest expense was $183,604, excluding amortization of debt discount of $845,011, and primarily was associated with our convertible notes.

Interest Income, Related Party

For the six months ended October 31, 2019, interest income on accounts receivable, related party, were $138,546. For the six months ended October 31, 2018, there was no comparable amount.

Litigation Settlements and Other Non-operating Expenses

For the six months ended October 31, 2019, our consolidated non-operating expenses include litigation settlements and other non-operating expenses of $4.6 million, including an estimated loss of $2.9 million from the settlement of certain legal claims and counterclaims between the Company and certain of its affiliated entities, and Company founder and former consultant, Robert Oblon; a loss of $425,000 in connection with the Release and Settlement Agreement by and between the Company and 212 Technologies; and a loss of $317,105 on impairment of a promissory note receivable. For the six months ended October 31, 2018, there was no comparable amount.

Net Change in Fair Value of Derivative Liabilities

For the six months ended October 31, 2018, the change in the fair value of our derivative liabilities resulted in a net gain of $29.9 million. The Company accounts for the conversion features of its convertible notes, stock options and stock warrants under Accounting Standards Codification (“ASC”) Topic No. 815, Derivatives and Hedging. During the three months ended October 31, 2019, the Company had no derivative liabilities.

Provision for Income Taxes

During its fiscal year ended April 30, 2019, the Company’s consolidated operating loss was $1.1 million. During the six months ended October 31, 2019, the Company’s consolidated operating earnings were $3.9 million. The Company believes it is probable it will utilize its available net operating losses in the foreseeable future and, for the six months ended October 31, 2019, recognized a provision for income taxes of $1.4 million. See Note 2 of the Notes to Consolidated Financial Statements in ITEM 8 — “Financial Statements and Supplementary Data” contained in our Annual Report for the fiscal year ended April 30, 2019 for more information.

Net Earnings and Earnings per Share

For the six months ended October 31, 2019, our consolidated net loss was $2.1 million compared to net earnings of $30.1 million for the six months ended October 31, 2018. For the six months ended October 31, 2019, diluted loss per share was $0.2, compared to diluted earnings per share of $0.10 for the six months ended October 31, 2018.

Liquidity and Capital Resources

We broadly define liquidity as our ability to generate sufficient cash, from internal and external sources, to meet our obligations and commitments. We believe that, for this purpose, liquidity cannot be considered separately from capital resources.

Working Capital

As of October 31, 2019, cash and cash equivalents were $12.8 million. Based upon the current level of operations and anticipated investments necessary to grow our business, we believe that existing cash balances and anticipated funds from operations will likely be sufficient to meet our working capital requirements, and to fund potential acquisitions and capital expenditures, including potential investments in information technology, over the next 12 months. However, when needed to compensate for any temporary fluctuations in our working capital needs, compared to our operating cash flows, we may obtain occasional additional financing through the issuance of equity securities and secured and unsecured debt, including borrowings under convertible notes and short-term financing arrangements.

Historical Cash Flows

Historically, our primary sources of cash have been capital transactions involving the issuance of equity securities and secured and unsecured debt (See “Recent Issuances of Equity Securities” and “Short-term Borrowings and Convertible Notes” below) and our primary uses of cash have been for operating activities, capital expenditures, acquisitions and debt repayments in the ordinary course of our business.

The following table summarizes our cash flow activities for the six months ended October 31, 2019, compared to the six months ended October 31, 2018:

	Six Months Ended October 31,
	2019	2018	Increase (Decrease)
Net cash provided by operating activities	$12,127,776	$624,322	$11,503,454
Net cash used in investing activities	(119,675)	(97,206)	22,469
Net cash used in financing activities	(3,130,262)	(196,135)	2,934,127
Net increase in cash and cash equivalents	$8,877,839	$330,981	$8,546,858

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased by $11.5 million for the six months ended October 31, 2019, compared to the six months ended October 31, 2018. This increase was mainly due to an increase in stock-based compensation (a non-cash expense) of $5.6 million and by net changes in operating assets and liabilities of $8.1 million. This increase was partially offset by an increase in cash payments for income taxes and interest, in the aggregate, of $1.5 million.

Net Cash Used in Investing Activities

Net cash used in investing activities increased by $22,454 for the six months ended October 31, 2019, compared to the six months ended October 31, 2018. This increase was due to change in accounts receivable from related parties of $58,687, partially offset by lower capital expenditures of $16,218 and a $20,000 decrease in cash paid for acquisitions.

Net Cash Used in Financing Activities

Net cash used in financing activities increased by $2.9 million for the six months ended October 31, 2019, compared to the six months ended October 31, 2018. This increase was mainly due to higher net repayments ($2.9 million) of borrowings under short-term financing arrangements and convertible promissory notes, and lower proceeds from issuances of stock.

Future Acquisitions

Subject to approval by its Board of Directors, the Company may make strategic acquisitions and purchases of equity interests in businesses that complement its business competencies and growth strategy. Such acquisitions and purchases of equity interests are expected to be funded with cash and cash equivalents, cash provided by operations, and issuance of equity securities and debt.

Recent Issuances of Equity Securities

Common Stock

●	During the six months ended October 31, 2019, holders of 10,400,000 shares of the Company’s Series A convertible preferred stock and holders of 50,000 shares of the Company’s convertible Series C preferred stock converted their holdings into an equal number of shares of the Company’s common stock;

●	During the six months ended October 31, 2019, the Company issued 10,000,000 shares of its class A common stock to a director upon the exercise of stock warrants previously awarded in connection with the director’s employment agreement.

●	During the six months ended October 31, 2019, the Company repurchased from a third-party (and retired) 1,500,000 shares of its class A common stock in exchange for $500 in cash.

●	During the six months ended October 31, 2019, the Company issued 215,325 shares of its class A common stock in exchange for services and 30,000 shares for cash, under prior subscription agreements.

Short-term Borrowings and Convertible Notes

Borrowing Under Financing Arrangements (Notes Payable)

As of October 31, 2019, notes payable, consisting of short-term borrowings under financing arrangements with third-party institutions, were $115,385, net of unamortized debt discount of $11,538. See Note 9 of the Condensed Notes to Consolidated Financial Statements in ITEM 1 — “Financial Statements” contained elsewhere in this Quarterly Report for more information about the Company’s’ short-term borrowings under financing arrangements.

Convertible Notes Payable

As of October 31, 2019, convertible notes payable consists of a note in the amount of $100,000 held by RB Capital Partners, Inc. and a note in the amount of $50,000 held by another lender, excluding unamortized debt discount of $29,395. See Note 11 of the Condensed Notes to Consolidated Financial Statements in ITEM 1 — “Financial Statements” contained elsewhere in this Quarterly Report for more information about our Convertible Notes Payable.

Capital Requirements

During the six months ended October 31, 2019, capital expenditures for property and equipment (consisting of furniture and fixtures, computer equipment and software, other office equipment and leasehold improvements) in the ordinary course of our business were $114,038.

Contractual Obligations

There were no material changes to our contractual cash obligations during the six months ended October 31, 2019, except for our repayment of borrowings under under short-term financing arrangements and convertible notes described above.

Off-Balance Sheet Financing Arrangements

As of October 31, 2019, and April 30, 2018, we had no off-balance sheet financing arrangements. See Note 2 of the Condensed Notes to the Consolidated Financial Statements above for information about the Company’s adoption of Accounting Standards Codification Topic 842, Leases.

Inflation

We believe inflation did not have a material effect on our results of operations during the periods presented in this Quarterly Report.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates or assumptions during the six months ended October 31, 2019.

Accounting Changes and Recent Accounting Pronouncements

For discussion of accounting changes and recent accounting pronouncements, see Note 2 of the Condensed Notes to the Consolidated Financial Statements contained in Item 1 of this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company is a Smaller Reporting Company, as defined in Rule 12b-2 of the Exchange Act, and, accordingly, is not required to provide the information called for by this Item.

Item 4. Controls and Procedures.

Controls Evaluation and Related CEO and CFO Certifications. Our management, with the participation of our principal executive officer (“CEO”) and principal financial officer (“CFO”), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2019.

Certifications of our CEO and our CFO, which are required in accordance with Rule 13a-14 of the Exchange Act, are attached as exhibits to this Quarterly Report. This “Controls and Procedures” section discusses the above-described Certifications and the evaluation of “disclosure controls” referred to therein. Accordingly, this section should be read in conjunction with such Certifications.

Limitations on the Effectiveness of Controls. We do not expect that our disclosure controls and procedures will prevent all errors and all fraud. Any system of controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system will be met. Because of the limitations in all such systems, no evaluation can provide absolute assurance that all control issues and instances of fraud (if any) within the Company will be detected. Furthermore, because the design of any system of controls and procedures is based in part upon assumptions about the likelihood of future events, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective system of controls and procedures, misstatements and/or omissions due to error or fraud may occur undetected.

Scope of the Controls Evaluation. The above-described evaluation of our disclosure controls and procedures included a review of (a) their objectives and design, (b) our implementation of the controls and procedures and (c) the effect of the controls and procedures upon the information generated for this Quarterly Report. In the course of the evaluation, we sought to identify whether we had any data errors, control problems or acts of fraud and sought to confirm that necessary corrective action, including process improvement, followed. We perform this type of evaluation on a quarterly basis so that conclusions concerning the effectiveness of our disclosure controls and procedures can accompany our Quarterly Report on Form 10-Q and our Annual Report on Form 10-K.

Conclusions regarding Disclosure Controls. Based upon the aforementioned evaluation of our disclosure controls and procedures, our CEO and CFO concluded that, as of October 31, 2019, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company from time to time is involved in various claims and/or negotiations incidental to the ordinary course of its business. We do not believe that the ultimate resolution of these matters will have a material adverse impact on our consolidated financial position, results of operations or cash flows.

In January 2019, the Company became aware of an unliquidated amount of potential liability arising from a series of cash advance loan transactions (“Transactions”) entered into by eight different lending sources and a Related Party entity (“debtor entity”) owned and/or controlled by a former Company officer. Without the knowledge of the Company and in contravention of the express provisions of both the Company’s Bylaws and the controlling Nevada Revised Statutes, this former officer also purported to obligate the Company (and two of the Company’s affiliates) to repay the amounts owed by the debtor entities under the Transactions. At this time, the Company has resolved all of the debt associated with the Transactions at a substantial discount from the amounts alleged by the holders of such debt. Additionally, the Company has entered into a comprehensive agreement, secured by substantial assets, with the former officer and the entity owned and/or controlled by the former officer. Pursuant to such agreement, the former officer and the entity owned and controlled by such former officer are obligated jointly and severally to repay the Company all sums expended by the Company in the resolution of the Transactions. The amount expended by the Company, in connection with such resolution, is the sum of $3.4 million. At April 30, 2019, the Company has recorded an accounts receivable of $3.4 million from the former officer and the entity owned and/or controlled by the former officer. This amount is reported in accounts receivable, related party in our consolidated balance sheet.

In June 2019, the Company became aware of a potential liability arising out of certain previous transactions involving the formation and capitalization of two legal entities affiliated with a Company consultant who was, at the time, considered the Company spokesperson. Without the knowledge of the Company and in contravention of the express provisions of both the Company’s Bylaws and the controlling Nevada Revised Statutes, this Company consultant purportedly solicited investment funds from various persons, who at the time, were independent contractors of the Company. While this matter is still currently under investigation, the Company has reason to believe that this Company consultant, possibly acting in concert with others, sought to leverage the assets and resources of the Company in furtherance of these ventures, to their personal pecuniary benefit. Upon learning of these allegations from various of these investors, the Company launched an immediate internal investigation into these transactions. In addition, the Company secured the services of a Dallas-based law firm with experience in financial impropriety and forensic investigations to assist in that process. The Company believes that it is probable that these actions have resulted in a material loss to the investing parties and is evaluating the potential exposure of these events to the Company. The Company is continuing to finalize its evaluation and to pursue settlements with the impacted investing parties.

On July 26, 2019, the Company and certain of its subsidiaries entered into a Settlement Agreement (the “Agreement”) with Company co-founder and former consultant Robert Oblon. Pursuant to the Agreement and in compromise of a dispute concerning a prior contractual obligation and various competing claims, the Company agreed to pay Mr. Oblon the aggregate amount of $2.2 million, payable in 96 equal semi-monthly installments, and stock warrants to purchase up to 7.0 million restricted shares of the Company’s common stock, subject to limiting conditions. On August 30, 2019, the Company ceased making the installment payments and filed a lawsuit against Mr. Oblon claiming, among other things, Mr. Oblon’s breach of contract related to this Agreement, as further discussed below. During the three and six months ended October 31, 2019, the Company made payments under the Agreement of $120,000 and $235,000, respectively. At October 31, 2019, the Company recognized an estimated settlement liability of $2.9 million in connection with the Agreement.

In July 2019, Pruvit Ventures, Inc. filed a lawsuit against Elevacity U.S., LLC, a wholly owned subsidiary of the Company, alleging breach of contract by Elevacity. Elevacity has denied the Plaintiff’s claim. Discovery was propounded on the Plaintiff specifically related to the alleged act of wrong-doing, responses were received by the Company on December 6, 2019 and the Company is currently evaluating the responses.

In August 2019, Entrepreneur Media, Inc. (“EMI”) notified the Company that EMI believes that the Company’s pending trademark application for “Elepreneurs” would confuse consumers due to the purported similarity to EMI’s existing trademark for the word “Entrepreneur.” The Company believes that this claim is without merit and intends to vigorously defend its trademark application. EMI has reached out to the Company and the parties are now engaged in dialogue intended to achieve a possible amicable resolution.

On August 30, 2019, the Company and certain of its affiliated entities filed a lawsuit against Company founder and former consultant, Robert Oblon. The lawsuit claims breach of contract related to the Settlement Agreement dated July 26, 2019, tortious interference with business relationships, and misappropriation of trade secrets, and sought injunctive relief. The Company and such affiliated entities filed an amended petition in September 2019 and were awarded temporary injunctive relief protecting their intellectual property.

On August 31, 2019, the Company filed a lawsuit against Kenyatto M. Jones, Bear Bull Market Dividends, Inc. and Research and Referral, BZ for breach of contract, statutory fraud in a stock transaction, and violations of the Texas Securities Act. The three defendants purport to be beneficial owners of shares of the Company’s equity securities, which purported ownership is the subject of the referenced lawsuit. The relief sought in the lawsuit includes both recovery of damages and rescission of the underlying shares of the Company’s equity securities.

In September 2019, the Company and a former consultant to the Company agreed to settle a legal dispute between the Company and the consultant. As of the date herein the parties are in the process of formalizing the settlement. The Company has accrued all costs and expenses associated with the settlement in the three months ended July 31, 2019.

As of September 16, 2019, the Company and 212 Technologies, LLC (“212 Technologies”) entered into a Release and Settlement Agreement (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the parties: (i) rescinded a certain “Stakeholder & Investment Agreement” dated May 21, 2017 (resulting in the return of 5,628,750 shares of the Company’s Series A Preferred Stock by 212 Technologies and the return of a 24% ownership stake in 212 Technologies by the Company) and (ii) terminated a certain “Software License Agreement” dated June 12, 2018 (the “SLA”) by and between 212 Technologies and Elepreneurs, LLC, a wholly owned subsidiary of the Company (“Elepreneurs”). In connection with the Settlement Agreement, Elepreneurs agreed to pay 212 Technologies the amount of $425,000 and to dismiss, with prejudice, a certain lawsuit it had previously filed concerning the functionality of the mobile application produced by 212 Technologies under the SLA, and the parties reached mutually accommodating terms and resolved all issues between their respective companies. As of the date hereof, the shares returned by 212 Technologies remain outstanding and are held by a custodian for the benefit of the Company.

On October 1, 2019, the Company filed a complaint in the District Court of Clark County, Nevada entitled Sharing Services Global Corporation v. Bear Bull Market Dividends, Inc., Alchemist Holdings, LLC, Kenyatto M. Jones, et al., Case No. A-19-802861-B. The lawsuit asserts that a Certificate of Designation for its Series B Preferred Stock filed on or about April 24, 2017 (the “Defective Certificate”) was in contravention of both the Company’s Articles of Incorporation and Nevada law. Additionally, the lawsuit alleges that the Defective Certificate was improperly approved through the self-dealing actions of certain former Company executives, working in collusion with outside shareholders. The lawsuit seeks relief in the form of an injunction enjoining the defendants from attempting to enforce the provisions of the Defective Certificate and a declaratory judgment that will invalidate the improper portions of the Defective Certificate. The lawsuit also requests declaratory judgment relief regarding the terms of the Amended and Restated Certificate of Designation filed by the Company on or about September 26, 2019 (the “Amended Certificate”) which seeks to correct the improper provisions of the Defective Certificate and to properly realign the rights of the shareholders which were improperly diminished by the terms of the Defective Certificate. The District Court of Clark County issued a default judgment against Defendant Bear Bull Market Dividends, Inc. on November 14, 2019 and against Defendant Kenyatto M Jones on November 15, 2019. The Company is in negotiations with Defendant Alchemist Holdings, LLC and anticipates that a favorable outcome will be reached in connection with those negotiations.

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

We modify aspects of our sales compensation plan from time to time to keep our sales compensation plan competitive and attractive to our existing and future sales force, to address changing market conditions, to provide incentives that we believe will help grow our business and to conform to changing government regulations, among other reasons. For example, we modified our compensation plan in November 2018 and in August 2019. In addition, we may be required to modify our sales compensation plan from time to time to comply with additional regulations in the future. Changes to our sales compensation plan, including changes perceived to reduce sales commissions earned by our sales force, could be negatively received by our sales force, could fail to achieve the desired long-term goals, and could adversely impact our financial condition, results of operations and cash flows.

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

(a) Not applicable

(b) Not applicable

(c) Not applicable

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Mining Safety Disclosures.

Not applicable

Item 5. Other Information.

(a) Not applicable

(b) Not applicable

Item 6. Exhibits.

The following exhibits are filed as part of this Quarterly Report unless otherwise indicated:

3.1	Amended and Restated Articles of Incorporation of Sharing Services Global Corporation, which is incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 24, 2019

3.2	Bylaws of Sharing Services Global Corporation, which is incorporated herein by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 24, 2019

4.1	Certificate of Designations of Series A Preferred Stock, which is incorporated herein by reference from Exhibit 3.1.2 to the Company’s Current Report on Form 8-K filed on May 8, 2017

4.2	Certificate of Designations of Series B Preferred Stock, which is incorporated herein by reference from Exhibit 3.1.3 to the Company’s Current Report on Form 8-K filed on May 8, 2017

4.3	Amendment to Certificate of Designations of Series B Preferred Stock, which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on August 29, 2019

4.4	Certificate of Designations of Series C Preferred Stock, which is incorporated herein by reference from Exhibit 3.1.4 to the Company’s Current Report on Form 8-K filed on May 8, 2017

4.5	Convertible Promissory Note dated February 8, 2018 issued by Sharing Service, Inc. in favor of RB Capital Partners, Inc., which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on February 13, 2018

4.6	Convertible Promissory Note dated March 16, 2018 issued by Sharing Service, Inc. in favor of RB Capital Partners, Inc., which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on March 23, 2018

4.7	Convertible Promissory Note dated April 13, 2018 issued by Sharing Service, Inc. in favor of RB Capital Partners, Inc., which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on April 19, 2018

10.1	Share Exchange Agreement dated May 23, 2017 by and between Sharing Service, Inc., Total Travel Media, Inc., and the Equity Holders of Total Travel Media, Inc., which is incorporated herein by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed on September 21, 2017

10.2	Share Exchange Agreement dated September 29, 2017 by and between Sharing Service, Inc., Four Oceans Holdings, Inc., and the Equity Holders of Four Oceans Holdings, Inc., which is incorporated herein by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 5, 2017

10.3	Share Exchange Agreement dated October 4, 2017 by and between Sharing Service, Inc., 561 LLC, and the Equity Holders of 561 LLC, which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on October 10, 2017

10.6	Share Exchange Agreement dated October 4, 2017 by and between Sharing Service, Inc., America Approves Commercial LLC and the Equity Holders of America Approves Commercial LLC, which is incorporated herein by reference from Exhibit 1.2 to the Company’s Current Report on Form 8-K filed on October 10, 2017

10.7	Share Exchange Agreement dated October 4, 2017 by and between Sharing Service, Inc., Medical Smart Care LLC and the Equity Holder of Medical Smart Care LLC, which is incorporated herein by reference from Exhibit 1.3 to the Company’s Current Report on Form 8-K filed on October 10, 2017

10.8	Share Exchange Agreement dated October 4, 2017 by and between Sharing Service, Inc., LEH Insurance Group LLC and the Equity Holder of LEH Insurance Group LLC, which is incorporated herein by reference from Exhibit 1.4 to the Company’s Current Report on Form 8-K filed on October 10, 2017

10.9	Employment Agreement dated March 4, 2018 by and between Sharing Service, Inc. and Frank A. Walters, which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on March 8, 2018

10.10	Executive Employment Agreement dated February 28, 2018 by and between Sharing Service, Inc. and John Thatch, which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K/A filed on March 28, 2018

10.11	Addendum to Executive Employment Agreement by and between Sharing Service, Inc. and John Thatch, which is incorporated herein by reference from Exhibit 1.2 to the Company’s Current Report on Form 8-K/A filed on March 28, 2018

10.12	Form of Elepreneur Agreement, which is incorporated herein by reference from Exhibit 10.20 to the Company’s registration Statement on Form 10-12G/A filed on December 13, 2018

10.13	Sharing Services Global Corporation Elepreneurs Compensation Plan of 2019 *

10.14	Loan Agreement and Promissory Note by and Between Sharing Services, Inc. and Global Payroll Gateway, Inc., which is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 17, 2018

10.15	Letter of resignation of Robert Oblon, which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on February 7, 2019

10.16	Letter of resignation from the Board of Directors of Frank A. Walters, which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on May 23, 2019

10.17	Settlement Agreement between Sharing Service Global Corporation, Elevacity U.S., LLC, Elepreneurs U.S., LLC and Robert Oblon dated as of July 26, 2019, which is incorporated herein by reference from Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q filed on September 16, 2019

31.1	Certification of John Thatch pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Frank A. Walters pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of John Thatch pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Frank A. Walters pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101	The following financial information from our Quarterly Report on Form 10-Q for the three months ended October 31, 2019 and 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) Condensed Consolidated Statements of Stockholders’ Equity (Deficit) and (v) Condensed Consolidated Notes to Financial Statements *

* Included herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHARING SERVICES GLOBAL CORPORATION
(Registrant)

Date:	December 16, 2019

		By:	/s/ John Thatch
John Thatch
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	December 16, 2019

		By:	/s/ Frank A. Walters
Frank A. Walters
Secretary and Chief Financial Officer
(Principal Financial Officer)

