Form 10-Q
period 2020-01-31
SHARING SERVICES GLOBAL Corp
filed 2020-03-12
CIK 1644488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2020

or

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

As of March 9, 2020, there were 126,072,386 shares of the issuer’s class A common stock and 10,000,000 shares of the issuer’s class B common stock outstanding.

In this Quarterly Report, references to “the Company,” “Sharing Services,” “our company,” “we,” “our,” “ours” and “us” refer to Sharing Services Global Corporation and its consolidated subsidiaries unless otherwise indicated or the context otherwise requires.

cautionary notice regarding forward-looking statements

Statements in this Quarterly Report and in any documents incorporated by reference herein which are not purely historical, or which depend upon future events, may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally contain words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “potential,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “will likely,” “would,” or the negative of such words and/or similar expressions. However, not all forward-looking statements contain these words.

Readers should not place undue reliance upon the Company’s forward-looking statements, since such statements speak only as of the date they were made. Such forward-looking statements may refer to events that ultimately do not occur, or may occur to a different extent, or occur at a different time than such forward-looking statements describe. Except to the extent required by federal securities laws, the Company undertakes no obligation to publicly update or revise any forward-looking statements contained in this Quarterly Report and in any documents incorporated by reference herein, whether as a result of new information, future events, or otherwise. The Company acknowledges that all forward-looking statements involve risks and uncertainties that could cause actual events and/or results to differ materially from the events and/or results described in the forward-looking statements. Such risks and uncertainties include, but are not limited to, risks and uncertainties concerning:

●	Our dependence upon a direct selling system to distribute our products, and the highly competitive and dynamic nature of the direct selling industry;

●	The potential adverse effect of the loss of a high-level distributor or a significant number of distributors for causes out of our control;

●	The potential adverse effect upon our sales resulting from recent changes to our sales commission program and potential changes to our sales commission program in the future;

●	The success of our growth initiatives, including our efforts to attract and retain new customers and our efforts to generate recurring customer orders, which we call “SmartShip” orders;

●	The success of our initiatives to build brand awareness;

●	Our ability to anticipate and effectively respond to changes in consumer preferences and buying trends;

●	The timing and customer acceptance of new products we introduce;

●	Our ability to attract and retain talented employees and management;

●	Our ability to effectively manage and control our operating expenses;

●	Our quarterly financial performance and potential fluctuations therein;

●	Our ability to generate sustained, positive cash flows from operations with which to fund our working capital needs, including servicing our debt, now and in the future;

●	Our ability to obtain additional financing with which to implement our business strategies;

●	Our ability to attract and retain reliable key personalities to successfully promote our products, image and brands, and the potential for negative publicity to affect a key personality engaged in promoting our products, image and brands;

●	Our ability to maintain a positive image and brand acceptance in the often changing and unpredictable social media environment;

●	Our dependence on one supplier for a substantial amount of the products we sell and the potential for material disruptions in our supply chain or potential increases in the prices of the products we purchase beyond what we can pass along to our customers;

●	Our ability to comply with current laws and regulations or our becoming subject to new or more stringent laws and regulations in the future, including applicable laws and regulations in jurisdictions outside the United States;

●	Our ability to register our trademarks and successfully protect our intellectual property rights;

●	Our potential unintended infringement on the intellectual property rights of others;

●	The potential impact if products sold by us were found to be defective in labeling or content;

●	The costs and effects of litigation and other claims;

●	Recent product reformulations and/or potential product reformulations in the future could adversely affect demand for our products and our sales in the future;

●	Potential product liability claims in the future could harm our business;

●	Our ability to successfully identify acquisition candidates or to successfully finance, complete and integrate desirable acquisitions;

●	Our ability to expand into foreign markets and to successfully address any resulting exposure to foreign exchange rate fluctuations and other risks inherent to foreign operations;

●	Our high reliance on the use of information technology and our ability to effectively and cost-efficiently respond to any disruption in our information technology systems and/or any acts of cyberterrorism;

●	Our ability to effectively and cost-efficiently respond to any natural disasters, epidemics and other health emergencies, or acts of violence or terrorism that may affect our customers and/or our business;

●	Our ability to comply with the financial reporting requirements contained in U.S. securities laws and regulations and, as such, maintain investor confidence in our financial reporting;

●	If securities or industry analysts do not publish research or reports about our business, if our operating results do not meet their expectations, or if they adversely change their recommendations regarding our common stock, our stock price and trading volume could remain stagnant or decline;

●	If we do not maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence in us and, as a result, the value of our securities;

●	Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud;

●	Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be our stockholders’ only source of gain;

●	The potential for future sales and issuances of our common stock and/or rights to purchase our common stock, including pursuant to our equity incentive plans, to result in a material dilution of our stockholders’ percentage ownership and, in turn, in stagnation or decline in the trading price of our stock; and

●	Our ability to successfully absorb the financial, operational and compliance costs of operating as a public company.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

The following condensed consolidated balance sheets as of January 31, 2020 and April 30, 2019, the condensed consolidated statements of operations for the three and nine months ended January 31, 2020 and 2019, and the condensed consolidated statements of cash flows and condensed consolidated statements of stockholders’ equity (deficit) for the nine months ended January 31, 2020 and 2019 are those of Sharing Services Global Corporation and subsidiaries.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2020	April 30, 2019
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$8,182,396	$3,912,135
Trade accounts receivable, net	4,148,528	4,406,704
Accounts receivable, related party	3,456,751	3,446,114
Notes receivable, net	60,000	425,197
Inventory	6,239,815	2,882,869
Other current assets	489,716	373,310
Total Current Assets	22,577,206	15,446,329

Security deposits	35,070	42,670
Property and equipment, net	329,245	307,524
Right-of-use assets, net	954,285	-
Investments in unconsolidated entities	20,000	207,500
TOTAL ASSETS	$23,915,806	$16,004,023

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$610,448	$1,107,786
Notes payable	-	2,123,208
Accrued sales commission payable	8,491,081	7,402,659
Deferred sales revenues	1,855,317	3,209,288
Settlement liability	2,945,150	-
Accrued and other current liabilities	4,213,790	2,608,773
Income taxes payable	500,000	-
Current portion of convertible notes payable	-	855,000
Total Current Liabilities	18,615,786	17,306,714
Lease liability, long-term	529,235	-
Convertible notes payable, net of unamortized debt discount of $39,264 at January 31, 2020 and $34,433 at April 30, 2019	110,736	15,567
TOTAL LIABILITIES	19,255,757	17,322,281
Commitments and contingencies
Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value, 200,000,000 shares authorized:
Series A convertible preferred stock, $0.0001 par value, 100,000,000 shares designated; 32,478,750 and 42,878,750 shares issued and outstanding at January 31, 2020 and April 30, 2019, respectively	3,248	4,288
Series B convertible preferred stock, $0.0001 par value, 10,000,000 shares designated; 10,000,000 shares issued and outstanding	1,000	1,000
Series C convertible preferred stock, $0.0001 par value, 10,000,000 shares designated; 3,490,000 and 3,520,000 shares issued and outstanding at January 31, 2020 and April 30, 2019, respectively	349	352
Common Stock, $0.0001 par value, 500,000,000 Class A shares authorized, 126,072,386 shares and 104,077,061 shares issued and outstanding at January 31, 2020 and April 30, 2019, respectively	12,607	10,408
Common Stock, $0.0001 par value, 10,000,000 Class B shares authorized, 10,000,000 shares issued and outstanding	1,000	1,000
Additional paid in capital	37,562,131	31,870,020
Shares to be issued	11,785	21,000
Stock subscriptions receivable	(114,405)	(114,405)
Accumulated deficit	(32,817,666)	(33,111,921)
Total Stockholders’ Equity (Deficit)	4,660,049	(1,318,258)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$23,915,806	$16,004,023

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2020	2019	2020	2019
Net sales	$31,644,404	$25,950,235	$105,976,774	$56,854,340
Cost of goods sold	9,517,301	8,358,199	31,005,065	20,122,622
Gross profit	22,127,103	17,592,036	74,971,709	36,731,718
Operating expenses
Selling and marketing expenses	14,263,421	13,428,906	49,107,303	27,643,158
General and administrative expenses	5,249,621	6,264,078	19,393,353	9,982,743
Total operating expenses	19,513,042	19,692,984	68,500,656	37,625,901
Operating earnings (loss)	2,614,061	(2,100,948)	6,471,053	(894,183)
Other income (expense)
Interest expense, net	(49,377)	(437,155)	(521,113)	(1,465,771)
Interest income, related party	67,520	-	206,066	-
Litigation settlements and other non-operating income (expense)	(27,222)	(79,620)	(4,261,751)	(82,320)
Change in fair value of derivative liabilities	-	-	-	29,884,545
Total other income (expense), net	(9,079)	(516,775)	(4,576,798)	28,336,454
Earnings (loss) before income taxes	2,604,982	(2,617,723)	1,894,255	27,442,271
Income tax provision	225,000	-	1,600,000	-
Net earnings (loss)	$2,379,982	$(2,617,723)	$294,255	$27,442,271
Earnings (loss) per share:
Basic	$0.02	$(0.03)	$0.00	$0.39
Diluted	$0.01	$(0.03)	$0.00	$0.12
Weighted average shares:
Basic	133,272,386	77,603,622	125,535,104	70,437,299
Diluted	211,396,550	77,603,622	246,571,574	232,791,207

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended January 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$294,255	$27,442,271
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization, including amortization of right-of-use assets of $448,291	535,900	54,760
Stock-based compensation expense	5,640,252	3,286,831
Amortization of debt discount	388,917	1,066,612
Loss (gain) on extinguishment of debt	(13,972)	123,435
Loss on impairment of notes receivable	360,197	-
Estimated settlement liability	2,945,150	-
Loss on impairment of investments and other	228,637	82,320
Change in fair value of derivative liabilities	-	(29,884,545)
Changes in operating assets and liabilities:
Accounts receivable	258,176	(3,515,730)
Inventory	(3,356,947)	(1,534,779)
Other current assets	(116,405)	(1,329,537)
Security deposits	7,600	(21,615)
Accounts payable	(497,338)	278,277
Income taxes payable	500,000	-
Lease liability	(377,204)	-
Accrued and other liabilities	886,228	4,778,102
Net Cash Provided by Operating Activities	7,683,446	826,402
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property and equipment	(150,363)	(203,425)
Due to related parties	(5,637)	(101,376)
Cash paid for investments	-	(20,000)
Net Cash Used in Investing Activities	(156,000)	(324,801)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable	-	325,000
Repayment of convertible notes payable	(755,000)	(604,435)
Proceeds from promissory notes payable	-	3,189,000
Repayment of promissory notes payable	(2,502,985)	(1,435,403)
Repurchase of common stock	(500)	-
Proceeds from issuance of stock	1,300	159,647
Net Cash Provided by (Used in) Financing Activities	(3,257,185)	1,633,809

Increase in cash and cash equivalents	4,270,261	2,135,410
Cash and cash equivalents, beginning of period	3,912,135	768,268
Cash and cash equivalents, end of period	$8,182,396	$2,903,678

Supplemental cash flow information
Cash paid for interest	$505,246	$330,365
Cash paid for income taxes	$1,250,809	$-
Supplemental disclosure of non-cash investing and financing activities:
Preferred Stock issued for acquisitions	$-	$1,875,000
Derivative liability recognized as debt discount	$-	$325,000
Common stock repurchased in exchange for promissory note	$-	$300,000
Common stock issued upon conversion of interest payable	$28,000	$-
Right-of-use assets recognized as lease liability	$1,385,871	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Class A and Class B Common Stock		Additional		Shares
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Paid in Capital	Subscription Receivable	to be Issued	Accumulated Deficit	Total
Balance – April 30, 2019	42,878,750	$4,288	10,000,000	$1,000	3,520,000	$352	114,077,061	$11,408	$31,870,020	$(114,405)	$21,000	$(33,111,921)	$(1,318,258)
Common stock issued for cash	-	-	-	-	-	-	30,000	3	7,497	-	(7,500)	-	-
Common stock issued for professional or consulting services	-	-	-	-	-	-	215,325	21	56,979	-	(1,715)	-	55,285
Preferred stock issued for cash	-	-	-	-	20,000	2	-	-	4,998	-	-	-	5,000
Conversions of preferred stock	(10,400,000)	(1,040)	-	-	(50,000)	(5)	10,450,000	1,045	-	-	-	-	-
Conversion of interest payable	-	-	-	-	-	-	2,800,000	280	27,720	-	-	-	28,000
Repurchase of common stock	-	-	-	-	-	-	(1,500,000)	(150)	(350)	-	-	-	(500)
Stock-based compensation expense	-	-	-	-	-	-	-	-	5,595,267	-	-	-	5,595,267
Stock warrants exercised	-	-	-	-	-	-	10,000,000	1,000	-	-	-	-	1,000
Net earnings (loss)	-	-	-	-	-	-	-	-	-	-	-	294,255	294,255
Balance – January 31, 2020	32,478,750	$3,248	10,000,000	$1,000	3,490,000	$349	136,072,386	$13,607	$37,562,131	$(114,405)	$11,785	$(32,817,666)	$4,660,049

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Class A and Class B Common Stock		Additional
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Paid in Capital	Subscription Receivable	Shares to be Issued	Accumulated Deficit	Total
Balance – April 30, 2018	86,694,540	$8,669	10,000,000	$1,000	3,950,000	$395	66,170,000	$6,617	$25,423,589	$(114,405)	$196,500	$(54,535,258)	$(29,012,893)
Preferred shares issued for equity investments	7,500,000	750	-	-	-	-	-	-	1,874,250	-	-	-	1,875,000
Common stock issued for cash	-	-	-	-	-	-	870,000	87	217,413	-	(215,000)	-	2,500
Preferred stock issued for cash	-	-	-	-	170,000	17	-	-	42,483	-	(2,500)	-	40,000
Common stock issued for professional services	-	-	-	-	-	-	246,384	25	72,975	-	2,000	-	75,000
Common share subscriptions received in advance	-	-	-	-	-	-	-	-	-	-	40,000	-	40,000
Warrants for common stock issued	-	-	-	-	-	-	-	-	(258,132)	-	-	-	(258,132)
Reclassification of derivative	-	-	-	-	-	-	-	-	1,187,242	-	-	-	1,187,242
Conversions of preferred stock	(51,315,790)	(5,131)	-	-	-	-	51,315,790	5,131	-	-	-	-	-
Conversion of promissory note	-	-	-	-	-	-	1,200,000	120	5,880	-	-	-	6,000
Repurchase and retirement of common stock, at cost	-	-	-	-	-	-	(30,000,000)	(3,000)	(297,000)	-	-	-	(300,000)
Stock-based compensation expense									3,286,831				3,286,831
Stock options/warrants exercised	-	-	-	-	-	-	21,470,620	2,147	-	-	-	-	2,147
Net earnings	-	-	-	-	-	-	-	-	-	-	-	27,442,271	27,442,271
Balance – January 31, 2019	42,878,750	$4,288	10,000,000	$1,000	4,120,000	$412	111,272,794	$11,127	$31,555,531	$(114,405)	$21,000	$(27,092,987)	$4,385,966

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 –DESCRIPTION OF OPERATIONS AND BASIS OF PRESENTATION

Sharing Services Global Corporation (“Sharing Services” or “the Company”) is a holding company, with Elepreneurs Holdings, LLC and Elevacity Holdings, LLC as its main operating subsidiaries. The Company is an emerging growth company that primarily markets and distributes health and wellness products under the Elevate brand through an independent sales force of distributors, or “Elepreneurs,” using a marketing strategy which is a form of direct selling. The Company’s Elevate health and wellness product line was launched in December 2017 and consists of Nutraceutical products that the Company refers to as “D.O.S.E.” (which stands for: Dopamine, Oxytocin, Serotonin and Endorphins).

The condensed consolidated interim financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted as permitted pursuant to the rules and regulations of the SEC, although we believe that the disclosures made are adequate to make the information not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2019.

Recent Corporate Name Change

In January 2019, Sharing Services, Inc. changed its corporate name to Sharing Services Global Corporation to better reflect the Company’s strategic intent to grow its business globally. The corporate name change was approved by the Company’s stockholders and by its Board of Directors. In connection with the name change, the Company adopted the over-the-counter trading symbol “SHRG.”

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and settle its liabilities in the ordinary course of its business for the foreseeable future. The Company is an emerging growth company and, prior to its fiscal quarter ended January 31, 2018, the Company had virtually no sales. However, the Company’s net sales and/or gross margin generally have increased each quarter since the December 2017 launch of its Elevate health and wellness product line. For the full fiscal year ended April 30, 2019, cash provided by operations was $6.0 million, on sales of $85.9 million while, for the nine months ended January 31, 2020, cash provided by operations was $7.7 million, on sales of $106.0 million. As of January 31, 2020, cash and cash equivalents were $8.2 million.

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

Reclassifications

Certain reclassifications have been made to the prior period data to conform with the current period’s presentation.

Comprehensive Income

For the fiscal periods included in this Quarterly Report, the only component of the Company’s comprehensive income (loss) is the Company’s net earnings (loss). Accordingly, the Company does not present a consolidated statement of comprehensive income.

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

Revenue Recognition

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

Deferred revenue associated with product invoiced but not received by customers at the balance sheet date was $1.2 million and $2.5 million as of January 31, 2020 and April 30, 2019, respectively. In addition, as of January 31, 2020 and April 30, 2019, deferred revenue associated with our performance obligations for services offered on a subscription basis was $460,896 and $515,087, and deferred revenue associated with our performance obligations for customers’ right of return was $215,979 and $194,042, respectively. Deferred revenue is expected to be recognized over one year and is reported in accrued and other current liabilities on our consolidated balance sheets.

No individual customer, or related group of customers, represents 10% or more of our consolidated net sales. Over 94% of our consolidated net sales are from sales to our customers and/or independent distributors located in the United States. During the nine months ended January 31, 2020, approximately 50% of our consolidated net sales were to recurring customers, approximately 25% were to new customers, and approximately 25% were to our independent distributors.

During the nine months ended January 31, 2020, approximately 98% of our consolidated net sales are from our Elevate product line (including approximately 25% from the sales of coffee and coffee-related products and approximately 52% from the sale of all other D.O.S.E. Nutraceutical products). During the nine months ended January 31, 2020 and 2019, product purchases from one supplier accounted for approximately 98% and 95%, respectively, of our total product purchases.

Sales Commission

The Company recognizes sales commission expense, when incurred, in accordance with GAAP. During the three months ended January 31, 2020 and 2019, sales commission expense was $14.0 million and $12.7 million, respectively. During the nine months ended January 31, 2020 and 2019, sales commission expense was $47.6 million and $26.3 million, respectively. Sales commission expense is included in selling and marketing expenses in our consolidated statements of operations.

As of January 31, 2020 and April 30, 2019, accrued sales commission payable was $8,491,081 and $7,402,659, respectively; including $1,290,599 and $1,365,705, respectively, payable with stock warrants.

Accounting Changes

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases, which requires lessees to report on their balance sheets a right-of-use asset and a lease liability in connection with most lease agreements classified as operating leases under the prior guidance. As permitted, the Company adopted the new guidance, codified as Accounting Standards Codification (“ASC”) Topic 842, Leases, effective May 1, 2019 using the optional cumulative-effect transition method, and adoption resulted in an initial lease liability in the aggregate amount of approximately $1.4 million and right-of-use assets in the same aggregate amount. The Company’s right-of-use assets relate to leases involving office space, automobiles and office equipment, and are amortized over periods ranging from one to three years. The adoption of ASC Topic 842 did not otherwise have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) which modifies the disclosure requirements on fair value measurements under ASC Topic No. 820, Fair Value Measurement, as amended (“ASC 820”). For public companies, ASU 2018-13 removes (a) the prior requirement to disclose the amount and reason for transfers between Level 1 and Level 2 of the fair value hierarchy contained in ASC Topic 820, (b) the policy for timing of transfers between levels, and (c) the valuation processes used for level 3 fair value measurements. For public companies, ASU 2018-13 also adds, among other things, a requirement to disclose the range and weighted average of significant unobservable inputs used in Level 3 fair value measurements. The Company adopted ASU 2018-13 effective February 1, 2020 and such adoption did not have a material effect on its consolidated financial statements.

NOTE 3 – FAIR VALUE MEASURENTS OF FINANCIAL INSTRUMENTS

Our financial instruments consist of cash equivalents, if any, accounts receivable, notes receivable, investments in unconsolidated entities, accounts payable, notes payable and derivative liabilities. The carrying amounts of cash equivalents, if any, trade accounts receivable, notes receivable, and accounts payable approximate their respective fair values due to the short-term nature of these financial instruments.

Consistent with the valuation hierarchy contained in ASC Topic 820, we categorized certain of our financial assets and liabilities as follows:

	January 31, 2020
	Total	Level 1	Level 2	Level 3
Assets
Accounts receivable, related party	$3,456,751	$-	$-	$3,456,751
Investments in unconsolidated entities	20,000	-	-	20,000
Total assets	$3,476,751	$-	$-	$3,476,751
Liabilities
Convertible notes payable	$110,736	$-	$-	$110,736
Notes payable	-	-	-	-
Total liabilities	$110,736	$-	$-	$110,736

	April 30, 2019
	Total	Level 1	Level 2	Level 3
Assets
Accounts receivable, related party	$3,446,114	$-	$-	$3,446,114
Investments in unconsolidated entities	207,500	-	-	207,500
Total assets	$3,653,614	$-	$-	$3,653,614
Liabilities
Convertible notes payable	$870,567	$-	$-	$870,567
Notes payable	2,123,208	-	-	2,123,208
Total liabilities	$2,993,775	$-	$-	$2,993,775

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

The following table sets forth the computations of basic and diluted earnings (loss) per share:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2020	2019	2020	2019
Net earnings (loss), as reported	$2,379,982	$(2,617,723)	$294,255	$27,442,271
After tax interest adjustment	1,185	-	35,716	110,639
Net earnings (loss), if-converted basis	$2,381,167	$(2,617,723)	$329,971	$27,552,910
Weighted average basic shares	133,272,386	77,603,622	125,535,104	70,437,299
Dilutive securities and instruments:
Convertible preferred stock	45,957,554	-	46,176,467	101,879,204
Convertible notes	10,406,100	-	54,606,397	54,825,175
Stock options and warrants	21,760,510	-	20,253,606	5,649,529
Weighted average diluted shares	211,396,550	77,603,622	246,571,574	232,791,207
Earnings (loss) per share:
Basic	$0.02	$(0.03)	$0.00	$0.39
Diluted	$0.01	$(0.03)	$0.00	$0.12

The following potentially dilutive securities and instruments were outstanding during the three months ended January 31, 2019 but excluded from the table above because their impact would be anti-dilutive:

Convertible preferred stock	56,998,750
Convertible notes	89,186,267
Stock options and warrants	2,513,333
Total incremental shares	148,698,350

NOTE 5 – NOTES RECEIVABLE

In March and April 2018, the Company entered into certain investment agreements with a third party pursuant to which the Company loaned an aggregate of $275,000 to the third party. The related promissory notes accrued interest at the rate of 12% per annum. In June 2019, the Company and the third party entered into a loan exchange agreement pursuant to which the Company received a promissory note for $309,309 in settlement of all amounts owed to the Company under the March and April 2018 loans, including loan principal of $275,000 and accrued interest of $34,309. Loans under the June 2019 promissory note bear interest at the rate of 8% per annum. In October 2019, after exhausting all efforts to collect the amounts due pursuant to the June 2019 promissory note, the Company recognized an impairment loss of $317,105 in connection therewith. For the nine months ended January 31, 2020 and 2019, interest income earned in connection with our promissory notes, excluding promissory notes from a related party, was $15,620 and $24,953, respectively.

In the fiscal year 2019, the Company received a promissory note for $106,404 from a prior merchant processor in connection with amounts owed to the Company. The Company and the issuer have been in negotiations aimed at settling this balance. On March 2, 2020, the Company and the issuer of the note reached an agreement pursuant to which the Company expect to collect $60,000 in full payment of the balance owed to it. In January 2020, the Company recognized an impairment loss of $46,404 in connection therewith.

NOTE 6 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	January 31, 2020	April 30, 2019
Prepaid expenses	$219,094	$270,625
Right to recover asset	63,349	65,257
Interest receivable, including $206,066 due from related parties at January 31	206,066	36,678
Other	1,207	750
	$489,716	$373,310

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	January 31, 2020	April 30, 2019
Furniture and fixtures	$224,239	$193,737
Computer equipment and software	148,537	91,223
Leasehold improvements	103,340	82,981
Office equipment	31,652	30,601
Total property and equipment	507,768	398,542
Accumulated depreciation and amortization	(178,523)	(91,018)
Property and equipment, net	$329,245	$307,524

Depreciation and amortization expense was $40,264 and $22,850 for the three months ended January 31, 2020 and 2019 and, for the nine months ended January 31, 2020 and 2019, $87,506 and $54,760, respectively.

NOTE 8 – INVESTMENTS IN UNCONSOLIDATED ENTITIES

In the fiscal year ended April 30, 2019, the Company recognized an impairment loss in the aggregate amount of $4.4 million in connection with its investments in unconsolidated entities as a result of a less than temporary decline in the value of the Company’s investment. In addition, in the nine months ended January 31, 2020, the Company recognized an impairment loss in the amount of $187,500 in connection with its investments in an unconsolidated entity as a result of a less than temporary decline in the value of the Company’s investment. The information contained in Note 8 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2019 is incorporated herein by reference. See Note 16 below for contingencies and other matters associated with the Company’s investments in unconsolidated entities.

NOTE 9 - NOTES PAYABLE

On December 11, 2018, the Company entered into a Loan Agreement and Promissory Note (the “loan agreement”) with Global Payroll Gateway pursuant to which the Company borrowed the principal amount of $1,000,000. Borrowings under the loan agreement were payable in 52 weekly installments. Consistent with the terms of the loan agreement, on December 11, 2019, the Company paid in full all principal and interest outstanding thereunder.

In the nine months ended January 31, 2020, the Company paid in full all borrowings under financing arrangements with third-party lenders, including borrowings under the loan agreement discussed above. At April 30, 2019, notes payable, consisting of short-term borrowings under financing arrangements, in the aggregate, were $2,123,208, net of unamortized debt discount of $379,777. Borrowings under the Company’s financing arrangements were secured by a lien on the Company’s accounts receivable, inventory and property and equipment.

NOTE 10 - ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consist of the following:

	January 31, 2020	April 30, 2019
State and local taxes payable	$2,003,225	$1,913,638
Payroll and payroll related	1,123,128	37,807
Lease liability, current portion	496,241	-
Accrued shipping and freight	165,716	226,695
Accrued interest payable	13,940	139,746
Other operational accruals	411,540	290,887
	$4,213,790	$2,608,773

Lease liability, current portion, represent obligations under leases that are payable within one year for office space, automobiles and office equipment. See Note 2 of the Condensed Notes to the Consolidated Financial Statements above for information about the Company’s adoption of ASC Topic 842, Leases.

NOTE 11 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

		Conversion Price
Issuance Date	Maturity Date	(per share)	January 31, 2020	April 30, 2019
October 2017	October 2022	$0.15	$50,000	$50,000
November 2017	On Demand	$0.0025	-	5,000
January 2018	On Demand	$0.0025	-	250,000
February 2018	On Demand	$0.0025	-	250,000
March 2018	On Demand	$0.01	-	250,000
April 2018	April 2021	$0.01	100,000	100,000
Total convertible notes payable			150,000	905,000
Less: unamortized debt discount and deferred financing fees			(39,264)	(34,433)
			110,736	870,567
Less: current portion of convertible notes payable			-	855,000
Long-term convertible notes payable			$110,736	$15,567

The Company’s convertible notes are convertible, at the option of the holder, into shares of the Company’s common stock. Borrowings on the Company’s convertible note issued in October 2017 bear interest at the annual rate of 12%.

On December 6, 2019, the Company and the holder of the Company’s convertible note dated April 13, 2018 (the “April 2018 Note”) entered into an addendum to the underlying promissory note. Pursuant to the addendum, the parties extended the maturity date of the April 2018 Note to April 13, 2021. In addition, after giving effect to the addendum, the April 2018 Note is non-interest bearing. All other terms of the April 2018 Note remain unchanged. The Company recorded the transaction as an exchange of debt instruments with substantially different terms. In connection therewith, the Company recognized a gain on extinguishment of debt of $13,672. The new debt was recorded net of an initial unamortized debt discount of $13,672, which will be amortized over the term of the April 2018 Note, as amended.

During the nine months ended January 31, 2020, the Company settled in full all its obligations under convertible notes with an aggregate principal amount of $755,000, excluding accrued but unpaid interest of $136,315. During the nine months ended January 31, 2020, the holder of one of the Company’s convertible promissory notes converted $28,000 in accrued but unpaid interest into 2,800,000 shares of the Company’s class A common stock pursuant to the terms of the promissory note.

During the three months ended January 31, 2020 and 2019, interest expense in connection with the Company’s convertible notes was $1,500 and $27,767, respectively, excluding amortization of debt discount of $4,103 and $221,599, respectively. During the nine months ended January 31, 2020 and 2019, interest expense in connection with the Company’s convertible notes was $45,211 and $140,049, respectively, excluding amortization of debt discount of $9,141 and $1,066,611, respectively.

NOTE 12 - DERIVATIVE LIABILITIES

The Company analyzed the conversion option for derivative accounting consideration under ASC 815 and determined that the Company’s convertible notes and stock warrants outstanding at April 30, 2018 should be classified as a liability, under the ASC 815 guidance, since the conversion options became effective at issuance and there was no explicit limit to the number of shares issuable upon conversion due to contingencies affecting the conversion rate.

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

During the three months ended October 31, 2018, the Company repaid the convertible notes with a variable conversion rate, a conversion rate tied to the market price of the Company’s common stock. The remaining convertible notes and warrants outstanding had a fixed conversion rate and, accordingly, the number of shares issuable upon conversion was determinable with certainty. As a result, the Company recognized a decrease in its derivative liability resulting in the beneficial conversion feature associated with the remaining convertible notes and warrants of $1,187,242 (recognized as an increase to additional paid-in capital) and a gain on fair value of derivatives liabilities of $20,015,840. The Company has no similar derivative liabilities outstanding during the nine months ended January 31, 2020.

The following weighted-average assumptions were used when valuing our derivative liabilities:

Nine Months Ended January 31, 2019
Expected term (in years)	1.0-5.0
Expected average volatility	107% - 237%
Expected dividend yield	-
Risk-free interest rate	1.65% - 2.96%

The following table summarizes the changes in the Company’s derivative liabilities during the nine months ended January 31, 2019:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance – April 30, 2018	$30,488,655
Addition of new derivatives recognized as debt discounts	325,000
Other addition of new derivatives	679,032
Reclassification of derivatives due to tainted instruments	258,132
Change in fair value of the derivative	(10,547,737)
Reclassification of derivative to additional paid-in capital	(1,187,242)
Change in derivative liabilities recognized as gain on derivative	(20,015,840)
Balance - January 31, 2019	$-

The following table summarizes the (loss) gain on derivative liability included in our consolidated statement of operations:

Nine Months Ended January 31, 2019
Day-one loss due to derivative liabilities on convertible notes payable and warrants	$(679,032)
Change in derivative liabilities	20,015,840
Gain from marked-to-market adjustments	10,547,737
Net gain on change in fair value of derivative liabilities	$29,884,545

NOTE 13 – INCOME TAXES

The Company is an emerging growth company and, prior to its fiscal quarter ended October 31, 2018, had not generated earnings from its operations or pre-tax earnings. During its fiscal year ended April 30, 2019 and 2018, the Company’s consolidated operating loss was $1.1 million and $6.0 million, respectively. During the nine months ended January 31, 2020, the Company’s consolidated operating earnings were $6.5 million. The Company believes that it is probable it will utilize its available net operating losses entirely in the foreseeable future. During the nine months ended January 31, 2020, the Company recognized a provision for income taxes of $1.6 million.

NOTE 14 - RELATED PARTY TRANSACTIONS

Alchemist Holdings, LLC

In connection with the Company’s acquisition of Total Travel Media, Inc. in May 2017, the Company issued 7,500,000 shares of its Series B preferred stock and 7,500,000 shares of its common stock (Class B) to Alchemist Holdings, LLC (“Alchemist”), an entity which was under the operational control of the then Chairman of our Board of Directors. In connection with the Company’s acquisition of Four Oceans Holdings, Inc. in September 2017, the Company issued 50,000,000 shares of its Series A preferred stock to Alchemist. Such shares of Series A preferred stock have since been converted to shares of the Company’s Class A common stock. The information contained in Note 1 of Notes to the Consolidated Financial Statements located in ITEM 8 – Financial Statements and Supplementary Data in our Annual Report on Form 10-K for the fiscal year ended April 30, 2019 is incorporated herein by reference.

Bear Bull Market Dividends, Inc.

In connection with the Company’s acquisition of Total Travel Media, Inc., the Company issued 2,500,000 shares of its Series B preferred stock and 2,500,000 shares of its Class B common stock to Bear Bull Market Dividends, Inc. In connection with the Company’s acquisition of Four Oceans Holdings, Inc., the Company issued 20,000,000 shares of its Series A preferred stock to Bear Bull Market Dividends, Inc.

See Note 16 below for more information about our related parties.

NOTE 15 - STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

Series A Convertible Preferred Stock

During the nine months ended January 31, 2020, holders of 10,400,000 shares of the Company’s Series A convertible preferred stock converted their holdings into 10,400,000 shares of the Company’s common stock.

As of January 31, 2020, 32,478,750 shares of our Series A convertible preferred stock remained issued and outstanding.

Series B Convertible Preferred Stock

As of January 31, 2020, 10,000,000 shares of our Series B convertible preferred stock remained issued and outstanding.

Series C Convertible Preferred Stock

During the nine months ended January 31, 2020, holders of 50,000 shares of the Company’s Series C convertible preferred stock converted their holdings into 50,000 shares of the Company’s common stock. In addition, the Company issued 20,000 shares (in exchange for cash in the aggregate amount of $5,000) in connection with prior stock subscription agreements.

As of January 31, 2020, 3,490,000 shares of our Series C convertible preferred stock remained issued and outstanding.

Common Stock

As described above, during the nine months ended January 31, 2020, holders of 10,400,000 shares of the Company’s Series A convertible preferred stock and holders of 50,000 shares of the Company’s Series C convertible preferred stock converted their holdings into a respectively equal number of shares of the Company’s common stock.

During the nine months ended January 31, 2020, the Company issued 10,000,000 shares of its class A common stock to a director in connection with his exercise (at an exercise price of $0.0001 per share) of stock warrants granted under his employment agreement. In addition, the Company issued 215,325 shares of its class A common stock in exchange for professional or consulting services valued at $57,000, and 30,000 shares of its class A common stock, in exchange for $7,500 in cash, in connection with stock subscription agreements.

During the nine months ended January 31, 2020, the holder of one of the Company’s convertible promissory notes converted $28,000 in accrued but unpaid interest into 2,800,000 shares of the Company’s class A common stock pursuant to the terms of the promissory note. In addition, during the nine months ended January 31, 2020, the Company repurchased from a third-party, in exchange for $500 in cash, and retired 1,500,000 shares of its class A common stock.

As of January 31, 2020, 126,072,386 shares of our class A common stock and 10,000,000 shares of our Class B common stock remained issued and outstanding.

Stock Warrants

The following table summarizes the activity relating to the Company’s warrants during the nine months ended January 31, 2020:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term
Outstanding at April 30, 2019	4,255,133	$0.24	2.4
Granted	27,644,000	$0.0001	9.2
Exercised	10,000,000	$0.0001	-
Expired	-	-	-
Outstanding at January 31, 2020	21,899,133	$0.05	7.9

The following table summarizes certain information relating to outstanding and exercisable warrants:

Warrants Outstanding at January 31, 2020
Warrants Outstanding			Warrants Exercisable
	Weighted Average Remaining	Weighted Average		Weighted Average
Number of Shares	Contractual life (in years)	Exercise Price	Number of Shares	Exercise Price

17,500,000	9.3	$0.0001	17,500,000	$0.0001
2,180,000	3.3	$0.09	2,180,000	$0.09
1,785,800	1.1	$0.25	1,785,800	$0.25
100,000	2.2	$3.00	100,000	$3.00
333,333	2.7	$0.15	333,333	$0.15

During the nine months ended January 31, 2020, the Company issued warrants to purchase up to 144,000 shares of the Company’s common stock to its independent sales force (with an aggregate fair value of $95,267). In addition, the Company issued warrants to purchase, in the aggregate, up to 27,500,000 shares of the its common stock to two new directors and an employee, with an aggregate fair value of $5,500,000. The exercise price of these stock warrants is $0.0001 per share.

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

As of September 16, 2019, the Company and 212 Technologies, LLC (“212 Technologies”) entered into a Release and Settlement Agreement (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the parties: (i) rescinded a certain “Stakeholder & Investment Agreement” dated May 21, 2017 (resulting in the return of 5,628,750 shares of the Company’s Series A Preferred Stock by 212 Technologies and the return of a 24% ownership stake in 212 Technologies by the Company) and (ii) terminated a certain “Software License Agreement” dated June 12, 2018 (the “SLA”) by and between 212 Technologies and Elepreneurs, LLC, a wholly owned subsidiary of the Company (“Elepreneurs”). In connection with the Settlement Agreement, Elepreneurs agreed to pay 212 Technologies the amount of $425,000 and to dismiss with prejudice a lawsuit it had previously filed concerning the functionality of the mobile application produced by 212 Technologies under the SLA, and the parties reached mutually accommodating terms and resolved all issues between their respective companies. As of the date hereof, the shares returned by 212 Technologies remain outstanding and are held under the terms of a custodian agreement for the benefit of the Company.

Other Matters

In January 2019, the Company became aware of an unliquidated amount of potential liability arising from a series of cash advance loan transactions (the “Loan Transactions”) entered into by eight different lending sources and a Related Party entity (the “debtor entity”) owned and/or controlled by a former Company officer. Without the knowledge of the Company and in contravention of the express provisions of both the Company’s Bylaws and the controlling Nevada Revised Statutes, this former officer also purported to obligate the Company (and two of the Company’s affiliates) to repay the amounts owed by the debtor entities under the Loan Transactions. At this time, the Company has resolved all of the debt associated with the Loan Transactions at a substantial discount from the amounts alleged by the holders of such debt. Additionally, the Company has entered into a comprehensive agreement, secured by substantial assets, with the former officer and the entity owned and/or controlled by the former officer. Pursuant to such agreement, the former officer and the entity owned and controlled by such former officer are obligated jointly and severally to repay the Company all sums expended by the Company in the resolution of the Loan Transactions. The amount expended by the Company, in connection with such resolution, is the sum of $3.4 million. The Company has recorded an accounts receivable of $3.4 million from the former officer and the entity owned and/or controlled by the former officer. This amount is reported in accounts receivable, related party in our consolidated balance sheet.

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

On July 26, 2019, the Company and certain of its subsidiaries entered into a Settlement Agreement (the “Agreement”) with Company co-founder and former consultant Robert Oblon. Pursuant to the Agreement and in compromise of a dispute concerning a prior contractual obligation and various competing claims, the Company agreed to pay Mr. Oblon the aggregate amount of $2.2 million, payable in 96 equal semi-monthly installments, and stock warrants to purchase up to 7.0 million restricted shares of the Company’s common stock, subject to limiting conditions. On August 30, 2019, the Company ceased making the installment payments and filed a lawsuit against Mr. Oblon claiming, among other things, Mr. Oblon’s breach of contract related to this Agreement, as further discussed below. During the three and nine months ended January 31, 2020, the Company made payments under the Agreement of $0.0 and $235,000, respectively. The Company has recognized an estimated settlement liability of $2.9 million in connection with the Agreement. Please see Note 17 below.

On March 28, 2019, Elepreneur, LLC, a wholly owned subsidiary of the Company, and Jordan Brock, a co-founder and former officer of the Company, entered into a Founder Consulting Agreement pursuant to which Mr. Brock agreed to provide certain business consulting services to the Company. Under the terms of the Founder Consulting Agreement, the Company agreed to pay Mr. Brock a consultancy fee at the rate of $15,000 per month. Effective as of July 15, 2019, the Company and Mr. Brock amended the Founder Consulting Agreement which resulted in the increase of the consultancy fee to $37,000 per month in exchange for Mr. Brock’s willingness to forgo significant previously negotiated income-earning opportunities with the Company. During the three and nine months ended January 31, 2020, the Company made payments under the Founder Consulting Agreement of $111,000 and $248,500, respectively.

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

In August 2019, the Company filed a lawsuit in the District Court of Collin County, Texas against Kenyatto M. Jones, Bear Bull Market Dividends, Inc. and Research and Referral, BZ for breach of contract, statutory fraud in a stock transaction, and violations of the Texas Securities Act. The three defendants purport to be beneficial owners of shares of the Company’s equity securities, which purported ownership is the subject of the referenced lawsuit. The relief sought in the lawsuit includes both recovery of damages and rescission of the underlying shares of the Company’s equity securities. Defendants Bear Bull and Jones filed a Motion to Transfer the complaint in September 2019. A hearing on the Defendants’ Motion to Transfer has been set for April 2, 2020.

On August 30, 2019, the Company and certain of its affiliated entities filed a lawsuit in the District Court of Collin County, Texas against Company co-founder and former consultant, Robert Oblon. The lawsuit claims breach of contract related to the Settlement Agreement dated July 26, 2019 discussed above, tortious interference with business relationships, and misappropriation of trade secrets, and sought injunctive relief. The Company and such affiliated entities filed an amended petition in September 2019 and were awarded temporary injunctive relief protecting their intellectual property. The Company and such affiliated entities filed a second amended petition in December 2019 and were awarded injunctive relief requiring the turnover of certain intellectual and other property to the Company. Please see Note 17 below.

On October 1, 2019, the Company filed a complaint in the District Court of Clark County, Nevada entitled Sharing Services Global Corporation v. Bear Bull Market Dividends, Inc., Alchemist Holdings, LLC, Kenyatto M. Jones, et al. The lawsuit asserts that the Certificate of Designation for its Series B Preferred Stock filed on or about April 24, 2017 (the “Defective Certificate”) was in contravention of both the Company’s Articles of Incorporation and Nevada law. Additionally, the lawsuit alleges that the Defective Certificate was improperly approved through the self-dealing actions of certain former Company executives, working in collusion with outside shareholders. The lawsuit seeks relief in the form of an injunction enjoining the defendants from attempting to enforce the provisions of the Defective Certificate and a declaratory judgment that will invalidate the improper portions of the Defective Certificate. The lawsuit also requests declaratory judgment relief regarding the terms of the Amended and Restated Certificate of Designation filed by the Company on or about September 26, 2019 (the “Amended Certificate”) which seeks to correct the improper provisions of the Defective Certificate and to properly realign the rights of the shareholders which were improperly diminished by the terms of the Defective Certificate. The District Court of Clark County issued a default judgment against Defendant Bear Bull Market Dividends, Inc. on November 14, 2019 and against Defendant Kenyatto M. Jones on November 15, 2019. The Company is in negotiations with Defendant Alchemist Holdings, LLC and anticipates that a favorable outcome will be reached in connection with those negotiations.

NOTE 17 - SUBSEQUENT EVENTS

On February 27, 2020, the Company filed a lawsuit in the District Court of Clark County, Nevada against Kenyatto M. Jones and Bear Bull Market Dividends, Inc. regarding the matters and courses of action set out in the previously discussed lawsuit filed in August 2019 in the District Court of Collin County, Texas. In the Clark County Nevada lawsuit, the Company is seeking (a) rescission of the stock transactions described therein, (b) actual, consequential and incidental damages, (c) punitive/exemplary damages, as well as (d) declaratory and injunctive relief.

Effective as of February 28, 2020, (a) the Company and the relevant subsidiaries; (b) Robert Oblon (“Oblon”), a Co-Founder of the Company; (c) Jordan Brock, a Co-Founder of the Company; (d) certain officers and directors of the Company; and (e) certain other corporate parties entered into a Multi-Party Settlement Agreement (the “Settlement Agreement”) pursuant to which the foregoing parties agreed to settle all prior disputes among them. This Settlement also resulted in an Order of Dismissal entered by the various courts in Denton and Collin County, Texas dismissing all litigation matters with prejudice, including an order dated March 3, 2020 vacating the two previously reported Show Cause Orders. Under the terms of the Settlement Agreement, the Company agreed to pay Oblon an aggregate amount of $2.3 million and to issue to Oblon 10.0 million restricted shares of its Class A common stock, $0.0001 par value. In connection with the Settlement Agreement, the parties also exchanged comprehensive, reciprocal, mutual releases. In addition, the Company and Oblon, terminated the previously announced July 26, 2019 settlement agreement between them.

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

Highlights for the Three Months Ended January 31, 2020:

●	For the three months ended January 31, 2020, our consolidated net sales increased by $5.7 million, to $31.6 million, compared to the three months ended January 31, 2019;

●	For the three months ended January 31, 2020, our consolidated gross profit increased by $4.5 million, to $22.1 million, compared to the three months ended January 31, 2019. Our consolidated gross margin was 69.9% for the three months ended January 31, 2020, compared to 67.8% for the three months ended January 31, 2019;

●	For the three months ended January 31, 2020, our consolidated operating earnings were $2.6 million compared to a consolidated operating loss of $2.1 million for the three months ended January 31, 2019;

●	For the three months ended January 31, 2020, our consolidated net non-operating expenses were $9,079 compared to $516,775 for the three months ended January 31, 2019;

●	For the three months ended January 31, 2020, our consolidated net earnings were $2.4 million compared to a consolidated net loss of $2.6 million for the three months ended January 31, 2019. For the three months ended January 31, 2020, diluted earnings per share were $0.01, compared to a diluted loss per share of $0.03 for the three months ended January 31, 2019;

●	For the nine months ended January 31, 2020, our consolidated net cash provided by operating activities was $7.7 million compared to $826,402 for the nine months ended January 31, 2019;

●	During the nine months ended January 31, 2020, we conducted a comprehensive assessment of our principal information technology system. Based on this assessment, we intend to implement a system upgrade in the calendar year 2020, at a projected cost of approximately $200,000;

●	During the nine months ended January 31, 2020, we awarded to certain directors and employees warrants, with an aggregate fair value of $5.5 million, to purchase up to 27,500,000 shares of our common stock at an exercise price of $0.0001 per share;

●	During the nine months ended January 31, 2020, we repurchased from a third-party (and retired) 1,500,000 shares of our class A common stock in exchange for $500 in cash;

●	During the nine months ended January 31, 2020, we repaid borrowings under financing arrangements aggregating $2.5 million and borrowings under convertible notes with an aggregate principal amount of $755,000, not including accrued interest or unamortized debt discount; and

●	Effective on February 28, 2020, the Company and certain of its subsidiaries, Robert Oblon (“Oblon”), a Co-Founder of the Company, Jordan Brock, a Co-Founder of the Company, certain officers and directors of the Company, and certain other corporate parties entered into a Multi-Party Settlement Agreement pursuant to which the parties agreed to settle all disputes among them.

Overview

Summary Description of Business

Sharing Services Global Corporation (“Sharing Services” or “the Company”) is a holding company, with Elepreneurs Holdings, LLC. and Elevacity Holdings, LLC. as its primary operating subsidiaries. The Company markets and distributes health and wellness products that are sold under the Elevate brand through a sales force of independent distributors, or Elepreneurs, using a marketing strategy which is a form of direct selling. The Company operates several websites, including www.shrginc.com, www.elepreneur.com and www.elevacity.com.

The Company had no significant sales history prior to December 2017, when the Company launched its current Elevate health and wellness product line. The Company’s Elevate product line consists of Nutraceutical products that the Company refers to as “D.O.S.E.” (an acronym for the four mood-enhancing hormones that our body produces: Dopamine, Oxytocin, Serotonin and Endorphins). The launch of this product line accelerated the Company’s growth and enabled the Company to expand its consolidated sales volume and operations at a rapid pace.

Recent Corporate Name Change

In January 2019, Sharing Services, Inc. changed its corporate name to Sharing Services Global Corporation to better reflect the Company’s strategic intent to grow its business globally. The corporate name change was approved by the Company’s stockholders and its Board.

Convertible Notes and Borrowing Under Short-term Financing Arrangements

Historically, the Company has funded a substantial portion of its liquidity and cash needs through the issuance of convertible notes and borrowings under short-term financing arrangements, and through the intermittent issuance of equity securities. See “Liquidity and Capital Resources” below for additional information about the Company’s convertible notes and borrowings under short-term financing arrangements.

Information Technology System Upgrade

During the nine months ended January 31, 2020, the Company conducted a comprehensive assessment of its principal information technology system, with a view of implementing a system upgrade that can accommodate the Company’s current and anticipated growth. We expect to implement a system upgrade in the calendar year 2020, at a projected cost of approximately $200,000.

Industry and Business Trends

The information in “Industry and Business Trends” included in ITEM 1 — “Business” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2019 is incorporated herein by reference.

Results of Operations

The Three Months Ended January 31, 2020 compared to the Three Months Ended January 31, 2019

Net Sales

For the three months ended January 31, 2020, our consolidated net sales increased by $5.7 million, or 22%, to $31.6 million, compared to the three months ended January 31, 2019. This increase reflects the favorable impact of selective price increases (implemented during the second half of the fiscal year 2019 and during the nine months ended January 31, 2020), partially offset by a lower aggregate number of units sold in the three months ended January 31, 2020, compared to the three months ended January 31, 2019.

During the three months ended January 31, 2020 and 2019, the Company derived approximately 98% and 97%, respectively, of its consolidated net sales from its Elevate health and wellness products launched in December 2017. During the three months ended January 31, 2020, approximately 50% of our consolidated net sales were to recurring customers (which we refer to as “SmartShip” sales), approximately 25% were to new customers and approximately 25% were to our independent distributors.

Gross Profit

For the three months ended January 31, 2020, our consolidated gross profit was $22.1 million, compared to $17.6 million for the three months ended January 31, 2019. For the three months ended January 31, 2020 and 2019, our consolidated gross margin was 69.9% and 67.8%, respectively. During the three months ended January 31, 2020, our consolidated gross margin mainly reflects selective price increases implemented during the second half of the fiscal year 2019 and during the nine months ended January 31, 2020 and a favorable shift in product mix (towards the sale of products with a relatively higher average unit price) resulting from changes costumer preferences in the ordinary course of business.

Selling and Marketing Expenses

For the three months ended January 31, 2020, our consolidated selling and marketing expenses increased to $14.3 million, or 45.1% of consolidated net sales, compared to $13.4 million, or 51.7% of consolidated net sales, for the three months ended January 31, 2019. The increase in consolidated selling and marketing expenses is mainly due to higher sales commissions of $1.3 million, which was due to an increase in our sales commission payout rate resulting from a new distributor compensation plan implemented in August 2019. This increase was partially offset by lower promotional trade show and sales convention expenses.

General and Administrative Expenses

For the three months ended January 31, 2020, our consolidated general and administrative expenses (which include employee compensation and benefits, share-based compensation, professional fees, rent and other occupancy costs, certain consulting fees, telephone and information technology expenses, insurance premiums, and other administrative expenses) decreased to $5.2 million, or 16.6% of consolidated net sales, compared to $6.3 million, or 24.1% of consolidated net sales, for the three months ended January 31, 2019. The decrease in consolidated general and administrative expenses primarily was due to lower stock-based compensation expense of $3.3 million, partially offset by higher employee compensation and benefits of $2.2 million.

Interest Expense, Net

For the three months ended January 31, 2020, our consolidated interest expense was $12,267, excluding interest of $33,007 associated with Type B lease obligations (as defined by GAAP) and amortization of debt discount of $4,103. Consolidated interest expense of $12,267 was almost entirely associated with short-term borrowings under financing arrangements.

For the three months ended January 31, 2019, our consolidated interest expense was $223,874, excluding amortization of debt discount of $221,599 and interest income of $8,318. Consolidated interest expense of $223,874 consisted of $196,107 associated with short-term borrowings under financing arrangements and $27,767 associated with our convertible notes.

Interest Income, Related Party

For the three months ended January 31, 2020, interest income on accounts receivable, related party was $67,520. For the three months ended January 31, 2019, there was no comparable amount.

Litigation Settlements and Other Non-Operating Expenses (Income)

For the three months ended January 31, 2020, the Company recognized an additional loss of $41,194 in connection with a settlement reached on February 28, 2020 between the Company and Company Co-founder, Robert Oblon. In addition, the Company recognized a gain on extinguishment of debt of $13,672 in connection with modification of a promissory note.

For the three months ended January 31, 2019, our consolidated non-operating expenses include a loss on impairment of an investment of $79,620.

Provision for Income Taxes

During its fiscal year ended April 30, 2019, the Company’s consolidated operating loss was $1.1 million. During the nine months ended January 31, 2020, the Company’s consolidated operating earnings were $6.5 million. The Company believes it is probable it will utilize its available net operating losses in the foreseeable future and, for the three months ended January 31, 2020, recognized a provision for income taxes of $225,000. See Note 2 of the Notes to Consolidated Financial Statements in ITEM 8 — “Financial Statements and Supplementary Data” contained in our Annual Report for the fiscal year ended April 30, 2019 for more information.

Net Earnings and Earnings per Share

For the three months ended January 31, 2020, our consolidated net earnings were $2.4 million compared to a consolidated net loss of $2.6 million for the three months ended January 31, 2019. For the three months ended January 31, 2020, diluted earnings per share were $0.01, compared to a diluted loss per share of $0.03 for the three months ended January 31, 2019.

The Nine Months Ended January 31, 2020 compared to the Nine Months Ended January 31, 2019

Net Sales

For the nine months ended January 31, 2020, our consolidated net sales increased by $49.1 million to $106.0 million, compared the nine months ended January 31, 2019. This increase reflects mainly the accelerated growth of our business following the 2007 launch of our Elevate health and wellness product line and the favorable impact of selective price increases (implemented during the second half of the fiscal year 2019 and during the nine months ended January 31, 2020).

During the nine months ended January 31, 2020 and 2019, the Company derived approximately 98% and 97%, respectively, of its consolidated net sales from its Elevate health and wellness products launched in December 2017. During the nine months ended January 31, 2020, approximately 50% of our consolidated net sales were to recurring customers (which we refer to as “SmartShip” sales), approximately 25% were to new customers and approximately 25% were to our independent distributors.

Gross Profit

For the nine months ended January 31, 2020, our consolidated gross profit was $75.0 million, compared to $36.7 million for the nine months ended January 31, 2019. For the nine months ended January 31, 2020 and 2019, our consolidated gross margin was 70.7% and 64.6%, respectively. During the nine months ended January 31, 2020, our consolidated gross margin benefited from economies of scale, due to an increase in the volume of product shipped compared to the volume of product shipped during the nine months ended January 31, 2019, and from selective price increases implemented during the second half of the fiscal year 2019 and during the nine months ended January 31, 2020.

Selling and Marketing Expenses

For the nine months ended January 31, 2020, our consolidated selling and marketing expenses increased to $49.1 million, or 46.3% of consolidated net sales, compared to $27.6 million, or 48.6% of consolidated net sales, for the nine months ended January 31, 2019. The increase in consolidated selling and marketing expenses is mainly due to higher sales commissions of $21.3 million (which reflects increases in our sales commission payout rate implemented in November 2018 and in August 2019) and incremental marketing expense of $0.2 million, partially offset by lower promotional trade show and sales convention expenses.

General and Administrative Expenses

For the nine months ended January 31, 2020, our consolidated general and administrative expenses (which include employee compensation and benefits, share-based compensation, professional fees, rent and other occupancy costs, certain consulting fees, telephone and information technology expenses, insurance premiums, and other administrative expenses) increased to $19.4 million, or 18.3% of consolidated net sales, compared to $10.0 million, or 17.6% of consolidated net sales, for the nine months ended January 31, 2019. The increase in consolidated general and administrative expenses primarily was due to higher employee compensation and benefits of $5.7 million, higher stock-based compensation expense of $2.2 million, higher legal and other professional fees of $1.0 million, incremental expenses mainly associated with our ongoing IT system upgrades of $0.4 million, and higher insurance expense, no-capitalizable information technology expense and other corporate expenses. This increase was partially offset by lower consulting fees of $0.4 million.

Interest Expense, Net

For the nine months ended January 31, 2020, our consolidated interest expense was $379,440, excluding interest of $108,025 associated with Type B lease obligations (as defined by GAAP), amortization of debt discount of $49,268 and interest income of $15,620. Consolidated interest expense of $379,440 consisted of $333,559 associated with short-term borrowings under financing arrangements and $45,881 associated with our convertible notes.

For the nine months ended January 31, 2019, our consolidated interest expense was $300,677, excluding amortization of debt discount of $1,066,612, prepayment penalties of $123,435 associated with our convertible notes, and interest income of $24,953. Consolidated interest expense of $300,677 consisted of $160,628 associated with short-term borrowings under financing arrangements and $140,049 associated with our convertible notes.

Interest Income, Related Party

For the nine months ended January 31, 2020, interest income on accounts receivable, related party, was $206,066. For the nine months ended January 31, 2019, there was no comparable amount.

Litigation Settlements and Other Non-operating Expenses

For the nine months ended January 31, 2020, our consolidated non-operating expenses include litigation settlements and other non-operating expenses of $4.3 million, including, among other things, an estimated loss of $2.95 million from the settlement of certain legal claims and counterclaims between the Company and certain of its affiliated entities, and Company Co-founder, Robert Oblon; a loss of $425,000 in connection with the Release and Settlement Agreement by and between the Company and 212 Technologies; a loss of $317,105 on impairment of a promissory note receivable and an impairment loss in the amount of $187,500 in connection with the Company’s investment in an unconsolidated entity. For the nine months ended January 31, 2019, our consolidated non-operating expenses include a loss on impairment of an investment of $82,320.

Net Change in Fair Value of Derivative Liabilities

For the nine months ended January 31, 2019, the change in the fair value of our derivative liabilities resulted in a net gain of $29.9 million. The Company accounts for the conversion features of its convertible notes, stock options and stock warrants under Accounting Standards Codification (“ASC”) Topic No. 815, Derivatives and Hedging. During the nine months ended January 31, 2020, the Company had no derivative liabilities.

Provision for Income Taxes

During its fiscal year ended April 30, 2019, the Company’s consolidated operating loss was $1.1 million. During the nine months ended January 31, 2020, the Company’s consolidated operating earnings were $6.5 million. The Company believes it is probable it will utilize its available net operating losses in the foreseeable future and, for the nine months ended January 31, 2020, recognized a provision for income taxes of $1.6 million. See Note 2 of the Notes to Consolidated Financial Statements in ITEM 8 — “Financial Statements and Supplementary Data” contained in our Annual Report for the fiscal year ended April 30, 2019 for more information.

Net Earnings and Earnings per Share

For the nine months ended January 31, 2020, our consolidated net earnings were $294,255, compared to $27.4 million for the nine months ended January 31, 2019 (see Net Change in Fair Value of Derivative Liabilities above). For the nine months ended January 31, 2020, diluted earnings per share were $0.00, compared to $0.12 for the nine months ended January 31, 2019.

Liquidity and Capital Resources

We broadly define liquidity as our ability to generate sufficient cash, from internal and external sources, to meet our obligations and commitments. We believe that, for this purpose, liquidity cannot be considered separately from capital resources.

Working Capital

As of January 31, 2020, cash and cash equivalents were $8.2 million. Based upon the current level of operations and anticipated investments necessary to grow our business, we believe that existing cash balances and anticipated funds from operations will likely be sufficient to meet our working capital requirements, and to fund potential acquisitions and capital expenditures, including potential investments in information technology, over the next 12 months. However, when needed to compensate for any temporary fluctuations in our working capital needs, compared to our operating cash flows, we may obtain occasional additional financing through the issuance of equity securities and secured and unsecured debt, including borrowings under convertible notes and short-term financing arrangements.

Historical Cash Flows

Historically, our primary sources of cash have been capital transactions involving the issuance of equity securities and secured and unsecured debt (See “Recent Issuances of Equity Securities” and “Short-term Borrowings and Convertible Notes” below) and cash flows from operating activities; and our primary uses of cash have been for operating activities, capital expenditures, acquisitions, net cash advances to related parties, and debt repayments in the ordinary course of our business.

The following table summarizes our cash flow activities for the nine months ended January 31, 2020, compared to the nine months ended January 31, 2019:

	Nine Months Ended January 31,
	2020	2019	Increase (Decrease)
Net cash provided by operating activities	$7,683,446	$826,402	$6,857,044
Net cash used in investing activities	(156,000)	(324,801)	(168,801)
Net cash (used in) provided by financing activities	(3,257,185)	1,633,809	4,890,994
Net increase in cash and cash equivalents	$4,270,261	$2,135,410	$2,134,851

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased by $6.9 million for the nine months ended January 31, 2020, compared to the nine months ended January 31, 2019. This increase was mainly due to an increase in profitability of $8.2 million, excluding non-cash items, such as depreciation and amortization, change in fair value of derivative liabilities, stock-based compensation expense, amortization of debt discount, losses on impairment of investments in unconsolidated entities and a note receivable, and estimated settlement liability. This increase was partially offset by net changes in operating assets and liabilities of $1.4 million.

Net Cash Used in Investing Activities

Net cash used in investing activities decreased by $168,801 for the nine months ended January 31, 2020, compared to the nine months ended January 31, 2019. This decrease was due to change in accounts receivable from related parties of $95,739, lower capital expenditures of $53,062, and a $20,000 decrease in cash paid for acquisitions.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities increased by $4.9 million for the nine months ended January 31, 2020, compared to the nine months ended January 31, 2019. This increase was mainly due to higher net repayments ($4.7 million) of borrowings under short-term financing arrangements and convertible promissory notes, and due to lower proceeds from issuances of stock.

Legal Proceedings

The information contained in Part II, Item 1. Legal Proceedings, of this Quarterly Report is incorporated herein by reference.

Potential Future Acquisitions

Subject to approval by its Board of Directors, the Company may make strategic acquisitions and purchases of equity interests in businesses that complement its business competencies and growth strategy. Such acquisitions and purchases of equity interests are expected to be funded with cash and cash equivalents, cash provided by operations, and issuance of equity securities and debt.

Recent Issuances of Equity Securities

Common Stock

During the nine months ended January 31, 2020:

●	holders of 10,400,000 shares of the Company’s Series A convertible preferred stock and holders of 50,000 shares of the Company’s convertible Series C preferred stock converted their holdings into an equal number of shares of the Company’s common stock;

●	the Company issued 10,000,000 shares of its class A common stock to a director upon the exercise of stock warrants previously awarded in connection with the director’s employment agreement;

●	the holder of certain of the Company’s convertible promissory notes converted $28,000 in accrued but unpaid interest into 2,800,000 shares of the Company’s class A common stock

●	the Company repurchased from a third-party (and retired) 1,500,000 shares of its class A common stock in exchange for $500 in cash.

●	the Company issued 215,325 shares of its class A common stock in exchange for services, and 30,000 shares for cash under prior subscription agreements.

Short-term Borrowings and Convertible Notes

Borrowing Under Financing Arrangements (Notes Payable)

As of January 31, 2020, there were no borrowings outstanding under financing arrangements. See Note 9 of the Condensed Notes to Consolidated Financial Statements in ITEM 1 — “Financial Statements” contained elsewhere in this Quarterly Report for more information about the Company’s’ short-term borrowings under financing arrangements.

Convertible Notes Payable

As of January 31, 2020, convertible notes payable consists of a note in the amount of $100,000 held by an unaffiliated lender and a note in the amount of $50,000 held by another unaffiliated lender, excluding unamortized debt discount of $39,264. See Note 11 of the Condensed Notes to Consolidated Financial Statements in ITEM 1 — “Financial Statements” contained elsewhere in this Quarterly Report for more information about our Convertible Notes Payable.

Capital Requirements

During the nine months ended January 31, 2020, capital expenditures for property and equipment (consisting of furniture and fixtures, computer equipment and software, other office equipment and leasehold improvements) in the ordinary course of our business were $150,363.

Contractual Obligations

There were no material changes to our contractual cash obligations during the nine months ended January 31, 2020, except for our repayment of borrowings under under short-term financing arrangements and convertible notes described above.

Off-Balance Sheet Financing Arrangements

As of January 31, 2020, we had no off-balance sheet financing arrangements. See Note 2 of the Condensed Notes to the Consolidated Financial Statements above for information about the Company’s adoption of Accounting Standards Codification Topic 842, Leases.

Inflation

We believe inflation did not have a material effect on our results of operations during the periods presented in this Quarterly Report.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates or assumptions during the nine months ended January 31, 2020.

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

Item 4. Controls and Procedures.

Controls Evaluation and Related CEO and CFO Certifications. Our management, with the participation of our principal executive officer (“CEO”) and principal financial officer (“CFO”), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2020.

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

Conclusions regarding Disclosure Controls. Based upon the aforementioned evaluation of our disclosure controls and procedures, our CEO and CFO concluded that, as of January 31, 2020, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

In January 2019, the Company became aware of an unliquidated amount of potential liability arising from a series of cash advance loan transactions (the “Loan Transactions”) entered into by eight different lending sources and a Related Party entity (the “debtor entity”) owned and/or controlled by a former Company officer. Without the knowledge of the Company and in contravention of the express provisions of both the Company’s Bylaws and the controlling Nevada Revised Statutes, this former officer also purported to obligate the Company (and two of the Company’s affiliates) to repay the amounts owed by the debtor entities under the Loan Transactions. At this time, the Company has resolved all of the debt associated with the Loan Transactions at a substantial discount from the amounts alleged by the holders of such debt. Additionally, the Company has entered into a comprehensive agreement, secured by substantial assets, with the former officer and the entity owned and/or controlled by the former officer. Pursuant to such agreement, the former officer and the entity owned and controlled by such former officer are obligated jointly and severally to repay the Company all sums expended by the Company in the resolution of the Loan Transactions. The amount expended by the Company, in connection with such resolution, is the sum of $3.4 million. The Company has recorded an accounts receivable of $3.4 million from the former officer and the entity owned and/or controlled by the former officer. This amount is reported in accounts receivable, related party in our consolidated balance sheet.

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

On July 26, 2019, the Company and certain of its subsidiaries entered into a Settlement Agreement (the “Agreement”) with Company co-founder and former consultant Robert Oblon. Pursuant to the Agreement and in compromise of a dispute concerning a prior contractual obligation and various competing claims, the Company agreed to pay Mr. Oblon the aggregate amount of $2.2 million, payable in 96 equal semi-monthly installments, and stock warrants to purchase up to 7.0 million restricted shares of the Company’s common stock, subject to limiting conditions. On August 30, 2019, the Company ceased making the installment payments and filed a lawsuit against Mr. Oblon claiming, among other things, Mr. Oblon’s breach of contract related to this Agreement, as further discussed below. During the three and nine months ended January 31, 2020, the Company made payments under the Agreement of $0.0 and $235,000, respectively. The Company has recognized an estimated settlement liability of $2.9 million in connection with the Agreement. Please see the last paragraph in this section.

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

On August 30, 2019, the Company and certain of its affiliated entities filed a lawsuit in the District Court of Collin County, Texas against Company co-founder and former consultant, Robert Oblon. The lawsuit claims breach of contract related to the Settlement Agreement dated July 26, 2019, tortious interference with business relationships, and misappropriation of trade secrets, and sought injunctive relief. The Company and such affiliated entities filed an amended petition in September 2019 and were awarded temporary injunctive relief protecting their intellectual property. The Company and such affiliated entities filed a second amended petition in December 2019 and were awarded injunctive relief requiring the turnover of certain intellectual and other property to the Company. Please see the last paragraph in this section.

In August 2019, the Company filed a lawsuit in the District Court of Collin County, Texas against Kenyatto M. Jones, Bear Bull Market Dividends, Inc. and Research and Referral, BZ for breach of contract, statutory fraud in a stock transaction, and violations of the Texas Securities Act. The three defendants purport to be beneficial owners of shares of the Company’s equity securities, which purported ownership is the subject of the referenced lawsuit. The relief sought in the lawsuit includes both recovery of damages and rescission of the underlying shares of the Company’s equity securities. Defendants Bear Bull and Jones filed a Motion to Transfer the complaint in September 2019. A hearing on the Defendants’ Motion to Transfer has been set.

As of September 16, 2019, the Company and 212 Technologies, LLC (“212 Technologies”) entered into a Release and Settlement Agreement (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the parties: (i) rescinded a certain “Stakeholder & Investment Agreement” dated May 21, 2017 (resulting in the return of 5,628,750 shares of the Company’s Series A Preferred Stock by 212 Technologies and the return of a 24% ownership stake in 212 Technologies by the Company) and (ii) terminated a certain “Software License Agreement” dated June 12, 2018 (the “SLA”) by and between 212 Technologies and Elepreneurs, LLC, a wholly owned subsidiary of the Company (“Elepreneurs”). In connection with the Settlement Agreement, Elepreneurs agreed to pay 212 Technologies the amount of $425,000 and to dismiss, with prejudice, a certain lawsuit it had previously filed concerning the functionality of the mobile application produced by 212 Technologies under the SLA, and the parties reached mutually accommodating terms and resolved all issues between their respective companies. As of the date hereof, the shares returned by 212 Technologies remain outstanding and are held under the terms of a custodian agreement for the benefit of the Company.

On October 1, 2019, the Company filed a complaint in the District Court of Clark County, Nevada entitled Sharing Services Global Corporation v. Bear Bull Market Dividends, Inc., Alchemist Holdings, LLC, Kenyatto M. Jones, et al. The lawsuit asserts that the Certificate of Designation for its Series B Preferred Stock filed on or about April 24, 2017 (the “Defective Certificate”) was in contravention of both the Company’s Articles of Incorporation and Nevada law. Additionally, the lawsuit alleges that the Defective Certificate was improperly approved through the self-dealing actions of certain former Company executives, working in collusion with outside shareholders. The lawsuit seeks relief in the form of an injunction enjoining the defendants from attempting to enforce the provisions of the Defective Certificate and a declaratory judgment that will invalidate the improper portions of the Defective Certificate. The lawsuit also requests declaratory judgment relief regarding the terms of the Amended and Restated Certificate of Designation filed by the Company on or about September 26, 2019 (the “Amended Certificate”) which seeks to correct the improper provisions of the Defective Certificate and to properly realign the rights of the shareholders which were improperly diminished by the terms of the Defective Certificate. The District Court of Clark County issued a default judgment against Defendant Bear Bull Market Dividends, Inc. on November 14, 2019 and against Defendant Kenyatto M. Jones on November 15, 2019. The Company is in negotiations with Defendant Alchemist Holdings, LLC and anticipates that a favorable outcome will be reached in connection with those negotiations.

On February 27, 2020, the Company filed a lawsuit in the District Court of Clark County, Nevada against Kenyatto M. Jones and Bear Bull Market Dividends, Inc. regarding the matters and courses of action set out in the previously discussed lawsuit filed in August 2019 in the District Court of Collin County, Texas. In the Clark County Nevada lawsuit, the Company is seeking (a) rescission of the stock transactions described therein, (b) actual, consequential and incidental damages, (c) punitive/exemplary damages, as well as (d) declaratory and injunctive relief.

Effective as of February 28, 2020, (a) the Company and the relevant subsidiaries; (b) Robert Oblon (“Oblon”), a Co-Founder of the Company; (c) Jordan Brock, a Co-Founder of the Company; (d) certain officers and directors of the Company; and (e) certain other corporate parties entered into a Multi-Party Settlement Agreement (the “Settlement Agreement”) pursuant to which the foregoing parties agreed to settle all prior disputes among them. This Settlement also resulted in an Order of Dismissal entered by various courts in Denton and Collin County, Texas dismissing all litigation matters with prejudice, including an order dated March 3, 2020 vacating the two previously reported Show Cause Orders. Under the terms of the Settlement Agreement, the Company agreed to pay Oblon an aggregate amount of $2.3 million and to issue to Oblon 10.0 million restricted shares of its Class A common stock, $0.0001 par value. In connection with the Settlement Agreement, the parties also exchanged comprehensive, reciprocal, mutual releases. In addition, the Company and Oblon, terminated the previously announced July 26, 2019 settlement agreement between them.

Item 1A. Risk Factors.

In addition to the factors contained in ITEM 1A, — “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2019, you should consider the following risk factors:

We are a party to lawsuits and other claims that may result in adverse outcomes.

We are subject to a variety of claims and lawsuits. These claims may arise from a wide variety of business practices and initiatives, including acquisition-related contingencies, disputes between the Company and certain former officers, disputes between the Company and certain shareholders, and disputes between certain Company founders, as further detailed elsewhere in this Quarterly Report. Adverse outcomes in any or all of these claims may result in significant monetary damages or injunctive relief that could adversely affect our business. The litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future. A material adverse impact in our consolidated financial statements could occur for the period in which the effect of an unfavorable outcome becomes probable and reasonably estimable.

Changes to our sales compensation plan could be negatively received by members of our sales force, could fail to achieve the desired long-term goals and could adversely impact future sales.

We modify aspects of our sales compensation plan from time to time to keep our sales compensation plan competitive and attractive to our existing and future sales force, to address changing market conditions, to provide incentives that we believe will help grow our business and to conform to changing government regulations, among other reasons. For example, we modified our compensation plan in the fiscal year 2019 and again in August 2019. In addition, we may be required to modify our sales compensation plan from time to time to comply with additional regulations in the future. Changes to our sales compensation plan, including changes perceived to reduce sales commissions earned by our sales force, could be negatively received by our sales force, could fail to achieve the desired long-term goals, and could adversely impact our financial condition, results of operations and cash flows.

Past or future reformulations of our products, including as a result of potential governmental enforcement action, could be negatively received by our sales force and customers and adversely impact future sales.

As part of our commitment to continuously improve our products, we introduce product reformulations and other product enhancements from time to time. In addition, we may be required to modify our product formulations from time to time to comply with additional regulations in the future or potential governmental enforcement action. Changes to our product formulations, whether or not as a result of potential governmental enforcement action, could be negatively received by our sales force and customers, and could adversely impact our financial condition, results of operations and cash flows.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

(a) Not applicable

(b) Not applicable

(c) Not applicable

Item 3. Defaults Upon Senior Securities.

(a) Not applicable

(b) Not applicable

Item 4. Mining Safety Disclosures.

Not applicable

Item 5. Other Information.

(a) Not applicable

(b) Not applicable

Item 6. Exhibits.

The following exhibits are filed as part of this Quarterly Report unless otherwise indicated:

3.1	Amended and Restated Articles of Incorporation of Sharing Services Global Corporation, which is incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 24, 2019

3.2	Bylaws of Sharing Services Global Corporation, which is incorporated herein by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 24, 2019

4.1	Certificate of Designations of Series A Preferred Stock, which is incorporated herein by reference from Exhibit 3.1.2 to the Company’s Current Report on Form 8-K filed on May 8, 2017

4.2	Certificate of Designations of Series B Preferred Stock, which is incorporated herein by reference from Exhibit 3.1.3 to the Company’s Current Report on Form 8-K filed on May 8, 2017

4.3	Amendment to Certificate of Designations of Series B Preferred Stock, which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on August 29, 2019

4.4	Certificate of Designations of Series C Preferred Stock, which is incorporated herein by reference from Exhibit 3.1.4 to the Company’s Current Report on Form 8-K filed on May 8, 2017

4.5	Convertible Promissory Note dated April 13, 2018 issued by Sharing Service, Inc. in favor of RB Capital Partners, Inc., which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on April 19, 2018

10.1	Share Exchange Agreement dated May 23, 2017 by and between Sharing Service, Inc., Total Travel Media, Inc., and the Equity Holders of Total Travel Media, Inc., which is incorporated herein by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed on September 21, 2017

10.2	Share Exchange Agreement dated September 29, 2017 by and between Sharing Service, Inc., Four Oceans Holdings, Inc., and the Equity Holders of Four Oceans Holdings, Inc., which is incorporated herein by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 5, 2017

10.3	Share Exchange Agreement dated October 4, 2017 by and between Sharing Service, Inc., 561 LLC, and the Equity Holders of 561 LLC, which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on October 10, 2017

10.6	Share Exchange Agreement dated October 4, 2017 by and between Sharing Service, Inc., America Approves Commercial LLC and the Equity Holders of America Approves Commercial LLC, which is incorporated herein by reference from Exhibit 1.2 to the Company’s Current Report on Form 8-K filed on October 10, 2017

10.7	Share Exchange Agreement dated October 4, 2017 by and between Sharing Service, Inc., Medical Smart Care LLC and the Equity Holder of Medical Smart Care LLC, which is incorporated herein by reference from Exhibit 1.3 to the Company’s Current Report on Form 8-K filed on October 10, 2017

10.8	Share Exchange Agreement dated October 4, 2017 by and between Sharing Service, Inc., LEH Insurance Group LLC and the Equity Holder of LEH Insurance Group LLC, which is incorporated herein by reference from Exhibit 1.4 to the Company’s Current Report on Form 8-K filed on October 10, 2017

10.9	Amended and Restated Executive Employment Agreement effective as of May 16, 2019 between Frank A. Walters and Sharing Service Global Corporation *

10.10	Amended and Restated Executive Employment Agreement effective as of May 16, 2019 between John “JT” Thatch and Sharing Service Global Corporation *

10.11	Form of Elepreneur Agreement, which is incorporated herein by reference from Exhibit 10.20 to the Company’s registration Statement on Form 10-12G/A filed on December 13, 2018

10.12	Sharing Services Global Corporation Elepreneurs Compensation Plan of 2019, which is incorporated herein by reference from Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed on December 16, 2019

10.13	Letter of resignation of Robert Oblon, which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on February 7, 2019

10.14	Letter of resignation from the Board of Directors of Frank A. Walters, which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on May 23, 2019

10.15	Settlement Agreement between Sharing Service Global Corporation, Elevacity U.S., LLC, Elepreneurs U.S., LLC and Robert Oblon dated as of July 26, 2019, which is incorporated herein by reference from Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q filed on September 16, 2019

31.1	Certification of John Thatch pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Frank A. Walters pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of John Thatch pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Frank A. Walters pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101	The following financial information from our Quarterly Report on Form 10-Q for the three months ended January 31, 2020 and 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) Condensed Consolidated Statements of Stockholders’ Equity (Deficit) and (v) Notes to Condensed Consolidated Financial Statements *

* Included herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHARING SERVICES GLOBAL CORPORATION
(Registrant)

Date: March 12, 2020
	By:	/s/ John Thatch
John Thatch
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 12, 2020
	By:	/s/ Frank A. Walters
Frank A. Walters
Secretary and Chief Financial Officer
(Principal Financial Officer)

