Form 10-K
period 2020-04-30
SHARING SERVICES GLOBAL Corp
filed 2020-07-08
CIK 1644488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: APRIL 30, 2020

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

Common Stock, $0.0001 par value per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined under Rule 405 of the Securities Act. YES [  ] NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES [  ] NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES [X] NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 31, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the closing price for the registrant’s common stock, was $5,187,600. As of June 30, 2020, there were 126,072,386 shares of the registrant’s Class A common stock and 10,000,000 shares of the registrant’s Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement related to the registrant’s 2020 Annual Meeting of Stockholders are incorporated into Part III of this Annual Report by reference where so indicated.

ii

In this Annual Report, references to “the Company,” “Sharing Services,” “our company,” “we,” “our,” “ours” and “us” refer to Sharing Services Global Corporation (formerly Sharing Services, Inc.) and its consolidated subsidiaries unless otherwise indicated or the context otherwise requires.

cautionary notice regarding forward-looking statements

Statements in this Annual Report and in any documents incorporated by reference therein which are not purely historical, or which depend upon future events, may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally contain words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “potential,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “will likely,” “would,” or the negative of such words and/or similar expressions. However, not all forward-looking statements contain these words.

Readers should not place undue reliance upon the Company’s forward-looking statements, since such statements speak only as of the date they were made. Such forward-looking statements may refer to events that ultimately do not occur, or may occur to a different extent, or occur at a different time than such forward-looking statements describe. Except to the extent required by federal securities laws, the Company undertakes no obligation to publicly update or revise any forward-looking statements contained in this Annual Report and in any documents incorporated by reference therein, whether as a result of new information, future events, or otherwise. The Company acknowledges that all forward-looking statements involve risks and uncertainties that could cause actual events and/or results to differ materially from the events and/or results described in the forward-looking statements.

iii

PART I

ITEM 1. BUSINESS.

Sharing Services Global Corporation (“Sharing Services”, “we,” or the “Company”), formerly Sharing Services, Inc., markets and distributes health and wellness products primarily in the United States and Canada. The Company is an emerging growth company and was incorporated in the State of Nevada in April 2015. It markets and distributes its products and services primarily through an independent sales force, which it refers to as “Elepreneurs,” using a marketing strategy which is a form of direct selling. The Company’s main operating subsidiaries are Elepreneurs Holdings, LLC and Elevacity Holdings, LLC.

The Company does not operate retail stores. It markets its products and services through its independent sales force and using its proprietary website: www.elevacity.com. The Company’s fiscal year ends on April 30.

Our History

Sharing Services, Inc. was originally formed in 2015 to develop and market two web applications but soon expanded its business development initiatives to include a wide range of health and wellness, and other products and services. During its fiscal year 2018, the Company intensified its efforts to develop an independent sales force and the infrastructure to procure, market and distribute its products and services, as further discussed below. As a result of these initiatives, several of the Company’s health and wellness products became market ready, and the Company launched its Elevate brand of health and wellness products in December 2017.

In January 2019, Sharing Services, Inc. changed its corporate name to Sharing Services Global Corporation to better reflect the Company’s strategic intent to grow its business globally. In connection with the name change, the Company adopted the trading symbol SHRG effective April 4, 2019. Prior to this the Company’s common stock traded under the trading symbol SHRV.

Future Growth

The Company plans to expand its product offerings from time to time in order to further grow its business and achieve sustained profitability. This growth strategy may also include strategic acquisitions, subject to the approval of the Company’s Board of Directors, of businesses that augment the Company’s product portfolio and complement its business competencies.

Key Industry and Business Trends

The Company believes the following demographic, industry and business trends may influence the direct selling industry, and provide it with opportunities to grow its business and achieve consistent financial results in the future:

●	Direct selling industry continues to grow. For example, from 2011 to 2019, total retail sales by the direct selling industry in the U.S. grew from $29.9 billion to $35.2 billion, an increase of 17.7%, according to the Direct Selling Association (“DSA”).

●

Consumer attitudes to direct selling are favorable. The results of consumer attitude surveys released by the DSA show that, during the past 10 years, 80% of consumers consistently gave the direct selling industry a positive rating. In addition, in recent surveys, over 50% of the respondents reported that they are “likely to purchase from a direct selling representative in the next 12 months.”

●	Interest in direct selling has been growing in recent years. For example, from 2011 to 2017, the number of people involved in direct selling in the U.S. grew from 15.6 million to 18.6 million, an increase of 19.2%, according to “Direct Selling in the United States: 2017 Facts and Data” published by the DSA.

●	Independent contractors prioritize (i) being one’s own boss, (ii) flexibility in work schedule and (iii) having a better work-life balance, according to a Bloomberg Government Future of the Workforce Survey. With these factors in mind, more than 75% of independent contractors report being highly satisfied with their job.

●	The level of interest in the industry is high among younger sectors of the population. For example, in 2018, approximately 73% of the people involved in direct selling in the U.S. were between the ages of 20 and 54, according to “Direct Selling in the United States: 2019 Industry Overview” published by the DSA, while the U.S. Census Bureau estimates that persons in this age group make up about 46% of the estimated overall 2019 U.S. population.

●	Baby Boomers have a high interest in second careers. According to “Trends Impacting the Direct Selling Industry,” a report published by the DSA, approximately 74% of U.S. Baby Boomers want to work at least part time after they retire. The U.S. Census Bureau estimates that there are over 70 million Baby Boomers (individuals born between 1946 and 1964) currently in the U.S.

●	Participation in the industry by women is high. For example, approximately 74% of the people involved in direct selling in 2019 were women, according to the DSA, while the U.S. Census Bureau estimates that women make up about 51% of the estimated overall 2019 U.S. population.

●	The largest sector in the industry, wellness products (such as our Elevate product line), accounted for 36% of total retail sales by the industry (or approximately $12.7 billion) in 2019, according to the DSA.

●	The initial costs and business risks in direct selling are relatively lower. According to “2020 Consumer Attitudes & Entrepreneurship Study,” published by the DSA, the required start-up costs and business risks associated with direct selling are lower than those for several competing entrepreneurial business opportunities.

Business Segments, Geographic Area Information and Seasonality

The Company operates primarily in one business segment: the sale of its health and wellness products and services primarily through its independent sales force. In each of the two fiscal years in the period ended April 30, 2020, approximately 98% of the Company’s consolidated sales were from the sale of its Elevate health and wellness products, and approximately 95% of the Company’s consolidated sales were to customers and/or independent distributors located in the United States. Please see Note 18 of the Notes to Consolidated Financial Statements contained in Item 8 — “Financial Statements and Supplementary Data” of this Annual Report for more details.

While the direct selling industry generally is not highly seasonal, sales activity is normally slower during the third calendar quarter of every year, when many residents of the U.S. and Canada traditionally take vacations.

Competition

The direct selling industry is highly fragmented, competitive and growing, and there are few barriers to entering the industry. Our competitors include a wide range of retailers, including traditional retail stores that offer their products both in “brick and mortar” outlets and online, and e-commerce-based retailers. These retailers include, CVS Health Corporation (Pharmacies), GNC Holdings (a specialty retailer), Target Corporation, The Vitamin Shoppe, Walgreen Boots Alliance (Pharmacies) and Walmart, to name a few. In addition, we compete with other direct selling businesses, including many of that have a longer operating history, higher visibility and name recognition, and more financial resources than we do. Among others, these network marketing companies include Amway Corporation, Avon Products, Herbalife, Mary Kay and NuSkin Enterprises.

We compete in this marketplace by emphasizing differentiators such as our exclusive access to unique products and ingredients, the quality and efficacy of our products, the reliability and convenience of our Elepreneurs distribution system, and a personalized customer service experience. We offer products and services that aim to improve health and happiness of our customers and distributors.

We also compete with other direct selling organizations in our efforts to attract and retain our independent sales distributors (Elepreneurs) by emphasizing the strengths of our product line, entrepreneurship and leadership training, a comprehensive sales compensation plan, a strong marketing focus, positive corporate values and strong management leadership.

Competitive Strengths

We believe the following competitive strengths differentiate us from our competitors and will help drive our future growth:

●	Our Elevate nutraceuticals (D.O.S.E.) proprietary products are sourced through one or more exclusive strategic partnerships and not available through traditional sales channels.

●	State-of-the-art marketing initiatives, which emphasize the nutritional value and/or other health benefits of our health and wellness products.

●	Our ability to offer our industry-exclusive brands directly to consumers.

●	One-on-one customer care provided by our 24,000 entrepreneurial, trained and growing sales force.

●	Our 30-day, “full customer satisfaction or your money back” product return policy.

Our Elevate Product Line

The Company had no significant sales history prior to December 2017 when it launched its current health and wellness product line, under the name Elevate. The Company’s Elevate health and wellness product line consists of Nutraceutical products that the Company refers to as “D.O.S.E.” (which stands for four hormones that are associated with happiness: Dopamine, Oxytocin, Serotonin and Endorphins). The Company’s mission is to offer products and services that improve the health and happiness of its customers and distributors. We aim to do this by developing and marketing superior products and services, and by distributing our products and services through our growing independent sales force.

The launch of this product line accelerated the Company’s growth and has enabled it to expand its sales volume and operations at a rapid pace. For example, during the fiscal years ended, April 30, 2020 and 2019, the Company had consolidated net sales of $131.4 million and $85.9 million, respectively. Of these amounts, approximately 98% resulted from the sale of the Company’s Elevate health and wellness product line.

Sales to customers and/or independent distributors located in the U.S. currently account for 95% or more of our consolidated net sales. However, the Company has commenced to more actively market and export its products to customers located in Canada and other countries. To date, substantially all the Company’s sales transactions to customers located outside the U.S. have been denominated in U.S. dollars.

Key Products and Services

We purchase our proprietary and non-proprietary products from independent formulators and manufacturers who specialize in unique nutritional brands. We take pride in our commitment to offer the finest products and services in the industry, including, but not limited to:

Health & Wellness Products

Elevate Smart Coffee™ - A delicious-tasting micro-ground, functional coffee drink that contains a proprietary blend of Nootropic ingredients designed to assist with mental clarity, memory and energy. This beverage provides neuro-transmitter hormone creators for three of the hormones associated with happiness. When combined with XanthoMax®, Elevate Smart Coffee™ completes the set of four hormones that are associated with happiness.

Elevate MAX™ Coffee - A delicious-tasting 100% Arabica coffee drink with a combination of at least five powerful mood-enhancing ingredients and a non-stimulant thermogenic agent, p-synephrine, known to increase the breakdown of fats. When combined with XanthoMax®, Elevate MAX™ coffee completes the set of four hormones that are associated with happiness.

Elevate NITRO™ Coffee - A delicious-tasting 100% Colombian Arabica coffee drink that blooms with a bold, aromatic body. Using clinically proven naturally extracted polyphenols, Elevate NITRO™ coffee promotes powerful natural nitric oxide production with great antioxidant capability. When combined with XanthoMax®, Elevate NITRO™ coffee completes the set of four hormones that are associated with happiness.

Choclevate® - A delicious Nootropic-infused hot chocolate drink designed to assist in the elevation of mood, mental focus and energy. This beverage provides neuro-transmitter hormone creators for three of the hormones associated with happiness. When combined with XanthoMax®, Choclevate® completes the set of four hormones that are associated with happiness.

Elevate ZEST® - A refreshing, cool afternoon pick-me-up, Elevate ZEST® is a lemon and lime citrus twist on a classic drink with a proprietary blend of Nootropic ingredients designed to assist with mental clarity, memory, and energy. When combined with XanthoMax®, Elevate ZEST® completes the set of four hormones that are associated with happiness.

XanthoMax® - An encapsulated wellness supplement designed to deliver Xanthohumol, a powerful antioxidant, and Turmeric. Xanthohumol is a natural ingredient that helps the body release elevated amounts of Oxytocin, commonly referred to as the “hormone of happiness.” Turmeric is specifically known for its anti-inflammatory properties. When combined with any of our Elevacity® functional beverages (Elevate Smart Coffee™, Elevate MAX™ coffee, Elevate NITRO™ coffee, Choclevate®, or Elevate ZEST®), XanthoMax® completes the set of four hormones that are associated with happiness.

KetoCre® - A delicious Ketogenic creamer designed to support a healthy Keto diet, and a great addition to any weight management program.

Elevate Pure 2.0® - A unique dietary supplement designed to assist in the removal of toxins and heavy metals from the body. Made from “mica” extract, part of the zeolite family, Elevate Pure 2.0® supports the systemic detoxification of heavy metals and environmental toxins.

D.O.S.E.® - A powerful combination of Elevate Smart Coffee™ and XanthoMax® helps your body promote its own D.O.S.E.® of “Happy Hormones”, Dopamine, Oxytocin, Serotonin, and Endorphins.

ElevaciTea™ - A flavorful afternoon pick-me-up, ElevaciTea™ is a tea with a proprietary blend of Nootropic ingredients designed to assist with mental clarity, memory, and energy.

ElevaciTea™ Vanilla Chai - A flavorful afternoon pick-me-up, ElevaciTea™ Vanilla Chai is a creamy, spiced black tea with a proprietary blend of Nootropic ingredients designed to assist with mental clarity, memory, and energy.

Sound Sleep Patch™ – This patch contains a synergistic blend of all-natural ingredients that helps people to fall asleep more quickly, enhance overall sleep quality, improve morning alertness, and reduce daytime fatigue.

Hangover Defense Patch™ – This patch is designed to help alleviate headaches and migraines.

Extreme Energy Patch™ – This patch is designed to sustain a clear, focused stream of energy throughout the day.

Skincare Products

Elier Facial Serum™ - Anti-aging skin-care cream designed for women and men that deeply nourishes and regenerates at the cellular level, resulting in a more youthful look, while enhancing skin hydration and smoothness.

Timeless Eye Gel™ - An all-natural skin-tightening, eye enhancer designed for women and men that provides immediate firming effects while promoting elasticity over time.

Elier Moor Mud Mask™ - An organic anti-aging mask designed for women and men that infuses the skin with vital nutrients to help purify it, while assisting in the reversal of age-related wrinkles and blemishes.

Sales and Marketing

We rely on a direct selling model consisting of independent sales representatives, or Elepreneurs, and on customer referrals to promote and sell our products. We believe this is an effective selling model since our Elepreneurs can educate consumers about our products in person, provide testimonials, and provide higher levels of customer support, compared to more traditional selling models. In addition, the Company markets its products and services using its proprietary websites, including: www.elevacity.com.

We provide support to our sales force with marketing content, websites, events and technology. We offer our products online and provide our Elepreneurs with a virtual online Back Office website. This website is where Elepreneurs can manage, monitor and operate their businesses 24 hours a day from any location. In addition, we actively communicate with our Elepreneurs about new products, price changes, policy changes, recruiting opportunities, sales promotions, and other important matters via electronic mail, by phone and during our sales conventions. Sales conventions are currently held once or twice a year and are attended or viewed digitally by a significant number of our Elepreneurs and prospective Elepreneurs. Each sales convention includes the participation of one or more key personalities, including social media influencers, engaged in promoting our products and services. In addition, each sales convention is attended by members of our executive team, providing an opportunity for our sales force to learn about new business initiatives, new products, and other matters relevant to their businesses.

As part of its efforts to help contain the spread of the COVID-19 virus, the Company currently holds its sales conventions digitally only. The Company intends to resume also holding sales conventions in public places once it is safe to do so.

Product Distribution

Distribution and delivery to our retail customers and independent distributors located in the United States and Canada is primarily handled by an independent logistics partner located in Addison, Texas.

Historically, we have also operated a Company-staffed smaller fulfillment center near our corporate headquarters. This has allowed the Company the opportunity to customize its product distribution and delivery efforts to suit a customer’s needs, while capitalizing on cost savings and efficiencies available through a larger logistics operation. However, in response to the recent COVID-19 health crisis, including the resulting economic slowdown in the U.S., the Company has temporarily consolidated all order fulfilment operations at its third-party distributor in Addison. The Company intends to resume operating its Company-staffed smaller fulfillment center once the health crisis fully subsides.

We intend to grow, in part, by also offering and distributing our products to customers in geographic areas outside the U.S. and Canada. To date, substantially all the Company’s sales transactions outside the U.S. have been denominated in U.S. dollars.

Retail Customers and Independent Distributors

The Company distributes its products through two distribution channels: (1) sales to our retail customers - consumers that buy our products from a distributor or through one of our websites, for personal use and (2) sales to our distributors - Elepreneurs that buy product for resale or for personal use, and who also recruit and train new sellers. The Company’s goal is to monitor and grow both sales channels using different strategies. To grow our retail customer base, we offer high-quality, unique products. Our strategy for growing our sales force of independent distributors includes providing a meaningful business opportunity to them, a competitive sales compensation plan, sales incentives and volume-based bonuses, as further discussed below.

Any person may join the Company as a distributor, or Elepreneur, by purchasing a Virtual Business System (“VBS”) for $49.00 USD. This kit includes the training and basic marketing materials which better enables our sales force to sell our products and build their organization. Elepreneurs may then purchase products for personal use or to build their sales organization. No product purchases are required upon enrollment.

Elepreneurs Agreement and Compensation

Elepreneurs are independent contractors and the Company does not direct or control their efforts, but we do require them to abide by our policies and procedures, and to comply with all applicable laws and regulations. To become a distributor an individual must affirmatively accept our standard Elepreneurs Agreement, as well as our Elepreneurs Policies and Procedures. These documents govern the relationship between the Company and each Elepreneur. The Policies and Procedures outline the scope of permissible marketing activities and the Elepreneurs Agreement defines the relationship between the distributor and the Company. We require Elepreneurs to present our products as well as the business opportunity both ethically and professionally.

We believe that our Compensation Plan offers to our Elepreneurs an exciting and effective way to earn commissions. All our Elepreneurs are independent distributors and earn commissions as they sell our products to their retail customers or their downline independent distributors. Additionally, they can earn commissions as their own personally sponsored distributors (or downline) sell products. There is no limit as to the number of personally enrolled Elepreneurs or retail customers that an Elepreneur may have.

Each Elepreneur begins by purchasing a Virtual Business System for $49.00 USD. This kit includes the training and basic marketing materials which better enables our sales force to sell our products and build their organization. No commissions or bonuses are paid for enrolling other Elepreneurs.

Additionally, each month, our top producing Elepreneurs may also earn commission based on the sales levels achieved by such Elepreneur and his/her downline. This bonus commission is designed to compensate them for mentoring, training and developing other Elepreneurs in their downline.

The Company’s compensation plan emphasizes customer acquisition and retention. The Company provides a back-office website for our Elepreneurs to use in their ecommerce sales, but an affiliate may also sell directly to their customers.

We rely upon our Elepreneurs to create customer demand and sales. We believe our plan is successful in helping to attract and motivate our sales force and key industry leaders. Please see ITEM 1A. - “RISK FACTORS” – “Our dependence upon a direct selling system to sell our products, and the highly competitive and dynamic nature of the direct selling industry” below for more information.

Full Customer Satisfaction Product Return Policy

If a consumer is not completely satisfied with the products they purchased, we offer a full refund, or exchange of the product, for items returned within 30 days from the date of purchase. For products purchased by our Elepreneurs, we also offer a generous product return policy that allows Elepreneurs to get full credit for unopened and resalable items returned for up to 30 days from the date of purchase, generally subject to a customary restocking fee.

Trademarks, Patents and Intellectual Property

We have obtained 16 U.S. trademark registrations in the U.S. We have published for opposition 8 trademarks with the U.S. Patent and Trademark Office, and 4 of those have passed the opposition period and are in the process of receiving registration status. We have filed an additional 5 applications for trademarks in the U.S. We anticipate success in obtaining U.S. trademark registrations for this latter category.

Additionally, we have filed for trademark protection in three foreign markets: Canada, Australia, and New Zealand. We also anticipate filing for and securing additional foreign trademark registrations in various additional countries. Trademark protection is increasingly important to our growing business.

In addition, several of our products are manufactured under formulations and processes owned by some of our key vendors. Some of our key vendors have registered or applied for patent registrations to maintain exclusivity over the ingredients, formulation and processes, and the integrated products they supply to us. Such potential patents, the underlying ingredients, formulation and processes, and integrated products are material to the Company’s business. The Company reserves the right to join in any future actions to defend against any infringement on such patents that could adversely affect the products the Company sells. If our vendors and us were unsuccessful in protecting such intellectual property rights, this could have a material adverse effect on our business. Please see ITEM 1A. – “RISK FACTORS” – “Our dependence on one supplier for a substantial amount of the products we sell and the potential for material disruptions in our supply chain or potential increases in the prices of the products we purchase beyond what we can pass along to our customers.”

To protect our own intellectual property and proprietary processes that are material to the long-term health and profitability of the Company, we maintain disciplined business practices to manage trade secrets and use various forms of confidentiality and non-disclosure agreements. We consider trademark protection to be very important to our business and utilize an internal compliance team to closely monitor the usage of our intellectual property. Please see ITEM 1A. – “RISK FACTORS” – “The success of our efforts to register our trademarks and protect our intellectual property rights.”

Strategic Supply Chain Partnerships

We maintain good relationships with key business partners to ensure the continuous supply, distribution, and quality of our products. In the fiscal year ended April 30, 2020 and 2019, product purchases from one supplier accounted for 98% and 96%, respectively, of our product purchases. Please see ITEM 1A. – “RISK FACTORS” – “Our dependence on one supplier for a substantial amount of the products we sell and the potential for material disruptions in our supply chain or potential increases in the prices of the products we purchase beyond what we can pass along to our customers.”

Our main product distribution center is in Addison, Texas and is operated by a third-party logistics partner, as discussed above. Under the terms of our third-party product distribution agreement, the Company, in its sole discretion, may process some or all its sales orders internally or use other logistic partners in the future.

Regulatory Environment

Our business is regulated by various federal, state and local governmental agencies in the United States and by similar agencies in Canada and other jurisdictions in which we operate. These laws and regulations related to: (1) the manufacturing, labeling, distribution and sale of our products; (2) product claims and advertising; and (3) our network marketing program.

Regulation of Direct Selling Activities

In the United States, direct selling programs are subject to a variety of federal and state regulations governed by the United States Federal Trade Commission (the “FTC”) or a similar state agency. These regulations are generally intended to protect consumers from fraudulent or deceptive sales practices. They also ensure that product sales are made to the ultimate consumers and that compensation within the organization is made based upon actual sales transactions, rather than upon recruitment into the organization.

The Company monitors and if necessary, responds to regulatory developments that may affect our network marketing program. We believe the Company is in material compliance with all applicable laws and regulations relating to direct selling activities in the United States and other countries where we operate.

Regulation of Personal Care and Nutritional Food Products

Personal care and nutritional food products (including the products we sell) and certain related marketing and advertising practices are subject to governmental regulation by various federal, state and local government agencies and other authorities in the U.S. and Canada, and in other jurisdictions where we operate or intend to operate in the future. These agencies and authorities include the U.S. Food and Drug Administration (the “FDA”), the FTC, the Consumer Product Safety Commission, the U.S. Department of Agriculture, and various similar state and Canadian regulatory agencies. To date, we have not experienced any governmental actions related to health or safety, or food and drug regulations regarding our products.

The FDA regulates both finished dietary supplement products (including certain of our health and wellness products) and dietary ingredients. Dietary supplements are specifically regulated under the Dietary Supplement Health and Education Act of 1994 (the DSHEA). Under the DSHEA, manufacturers and distributors of dietary supplements are prohibited from marketing products that are adulterated or misbranded. Generally, such regulations apply prior to a product reaching the market. Once a product reaches the market, the FDA is responsible for taking enforcement action against any product found to be an adulterated or misbranded dietary supplement. Unlike medications, dietary supplements and dietary ingredients, such as those sold by the Company, do not require FDA approval before such products can be marketed and sold.

The FTC, which enforces consumer protection laws regarding truth in advertising, and certain similar state and foreign agencies, regulate how we advertise and market our products. The U.S. Consumer Product Safety Commission, and similar state and foreign agencies, seek to protect the public from unreasonable risks of injuries or death associated with consumer products. In the U.S. and Canada, our products are also subject to laws and regulations concerning product formulation, labeling and packaging. These laws and regulations often require us to, among other things, conform product labeling to local language and content description requirements, register or qualify the products with the applicable government authorities, or obtain approvals or file required notifications prior to marketing such products within certain jurisdictions. Many of the jurisdictions where we operate also regulate product capability claims and advertising content. These regulations control the type of claims and representations that can be made regarding the capabilities of products. For example, in the United States, it is unlawful to make claims that nutritional supplements will help diagnose, cure, mitigate, treat, or prevent disease. Please see ITEM 1A. - “RISK FACTORS” – “Our ability to comply with current laws and regulations or our becoming subject to new or more stringent laws and regulations in the future, including applicable laws and regulations in jurisdictions outside the United States” below for more information.

Employees

As of April 30, 2020, we had approximately 80 full-time employees, of which 35 employees provide direct support to our Elepreneurs and customers, and 45 are involved in marketing, product management, information technology, finance, executive and other support functions. These numbers do not include the Company’s approximately 24,000 distributors who are independent contractors. Our employees are not represented by labor unions. We believe that our relationship with our employees is positive, and we do not expect a shortage in qualified personnel to continue our business growth.

Access to Public Filings

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to such reports, are available to any person, without charge, upon written request to our Investor Relations Department at 1700 Coit Road, Suite 100, Plano, Texas 75075. You may also access copies of such reports, and other information about the Company, by visiting our corporate website: www.shrginc.com.

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

A - Risks Incidental to our Business:

Our dependence upon a direct selling system to sell our products, and the highly competitive and dynamic nature of the direct selling industry.

We market and distribute our products and services through a sales force of independent distributors, which we refer to as “Elepreneurs,” using a marketing strategy that is a form of direct selling. The direct selling industry generally experiences a relatively high rate of salesforce turnover. The distribution of our products and services depends upon our efforts to recruit, train and retain successful distributors. The success of our efforts to recruit and retain distributors may be affected by the competitive environment among direct-to-consumer companies, the conditions in the general labor market, including levels of employment, demographic and cultural changes in the workforce, and our level of marketplace penetration in the geographies in which we operate. There can be no assurance that we will remain competitive in recruiting and retaining enough successful distributors to grow our business.

The direct selling industry is highly competitive and dynamic, and there are few barriers to entering the industry. There are several companies, including many with more resources than the Company, that offer competing health and wellness products. Competing health and wellness products are offered by brick and mortar stores and online-based businesses. These businesses include online retailers, specialty health and wellness stores, drug stores and supermarkets, among others. The primary competitive factors for health and wellness products are (a) price; (b) the quality, perceived value, brand recognition and package appeal of the product; (c) the effectiveness and skills of the sales and customer service staff interacting with the customer or potential customer; and (d) the continuous availability of enough product to fulfill orders promptly. There can be no assurance that we will remain competitive or that competition in our industry will not intensify.

If we do not remain competitive and promptly and effectively respond to increased competition, including competition for independent distributors, and industry changes in the future, future sales of our products and services could decline. This could have a material adverse effect on our financial condition, results of operations and cash flows.

Our ability to attract and retain key personalities and independent distributors to promote our products; the ability of a key personality or distributor to successfully perform his or her role; and the potential adverse effect of the loss of a high-level distributor or a significant number of distributors for causes out of our control.

The direct-to-consumer sales industry relies on key personalities, including social media influencers, and independent distributors to promote its products and services. We rely on the marketability and skills of key personalities and our distributors to promote our brand, and to distribute our products and services. Our inability to attract and retain qualified key personalities and distributors in the future, the inability or failure of a key personality or distributor to fulfill his or her role, the ineffectiveness of a key personality or distributor as a spokesperson for our products, a reduction in the exposure of a key personality due to the discontinuance of a marketing program or otherwise, the existence of negative publicity about a key personality, or the loss of a high-level distributor or a significant number of distributors for causes out of our control may adversely affect future sales of our products and services. This could have a material adverse effect on our financial condition, results of operations and cash flows.

Changes to our sales compensation plan could be negatively received by members of our sales force, could fail to achieve the desired long-term goals and could adversely impact future sales.

We modify aspects of our sales compensation plan from time to time in order to keep our sales compensation plan competitive and attractive to our existing and future sales force, to address changing market conditions, to provide incentives that we believe will help grow our business, and to conform to changing government regulations, among other reasons. For example, we modified our sales force compensation plan in November 2018 and again in August 2019. In addition, we may be required to modify our sales compensation plan from time to time to comply with existing or new regulations in the future. Changes to our sales compensation plan, including changes perceived to reduce sales commissions earned by our sales force, could be negatively received by our sales force, could fail to achieve the desired long-term goals, and could adversely impact our business, financial condition, results of operations and cash flows.

The success of our growth initiatives, including our efforts to attract and retain new customers, build brand awareness, and our efforts to generate recurring customer orders, which we call “SmartShip” orders.

We are an emerging growth company and had no significant sales history prior to December 2017. Our long-term success is dependent on our ability to grow our business. We have made significant investments in strategic growth initiatives, including several marketing initiatives designed to attract new customers, build brand awareness and generate recurring customer orders, which we call “SmartShip” orders. There can be no assurance that these strategic initiatives will result in the consolidated sales growth we anticipate, or at all, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our ability to anticipate and effectively respond to changes in consumer preferences and buying trends in a timely manner.

Our success depends in part on our ability to anticipate, evaluate, and respond in a timely manner to changes in consumer preferences and buying trends, particularly for health and wellness products. We anticipate that continuously changing consumer preferences and buying trends will affect future demand for health and wellness products. If we do not effectively identify and respond in a timely manner to evolving consumer preferences and buying trends, and consumer demands for health and wellness products and services, our business, financial condition, results of operations and cash flows may be adversely affected.

Our dependence on one supplier for a substantial portion of the products we sell and the potential for material disruptions in our supply chain or potential increases in the prices of the products we purchase beyond what we can pass along to our customers.

We depend on one supplier for a substantial amount of the products we sell. Any disruption or substantial decrease in the supply of product by this supplier, as a result of a shortage of raw materials or otherwise, could disrupt or substantially decrease our ability to fulfill customer orders. If this occurred, particularly for an extended period, we may not be able to continue to offer these or similar products and our future sales may decline. In such event, we may not be able to offset the decline in sales through substitution of product, price increases, or otherwise. In addition, if this supplier or any of our suppliers implemented unilateral price increases, we may not be able to pass along such price increases to our customers and our profitability may be reduced. Further, if this supplier or any of our suppliers failed to continue to supply product of adequate quality and in a timely fashion to us, this could adversely affect our future sales.

The occurrence of any of these conditions could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our dependence on one merchant processor for a material portion of our sales proceeds

A substantial portion of our credit card sales is processed by one merchant processor and, at April 30, 2020 and 2019, the Company’s accounts receivable includes $4.0 million and $4.1 million, respectively, from this merchant processor. Any disruption in the operations of this merchant processor, as a result of natural disasters, acts cyberterrorism or otherwise, could disrupt or substantially decrease our cash flows from operation. If this occurred, particularly for an extended period, we may not be able to meet our obligations. The occurrence of any of these conditions could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our ability to attract and retain talented employees and management.

As an emerging growth business, our success depends in large part on our ability to attract and retain talented employees and senior executives who have strong knowledge, experience and managerial skills, including in the direct selling industry. From time to time, key employees may retire or otherwise leave our business, and we may experience delays or be unsuccessful in attracting and integrating the new staff required to grow and operate our business profitably. In addition, as an emerging growth company with a relatively limited number of executives currently on staff, our ability to develop effective management succession plans is limited. Effective management succession planning is important to our long-term success, because failure to effectively transfer knowledge and to complete a smooth management transition could hinder or disrupt our strategic planning initiatives and adversely affect future execution of those initiatives and our performance. The occurrence of any of these conditions could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our ability to effectively manage and control our operating expenses.

We are an emerging growth company and have not achieved consistent, sustained profitability. Our ability to consistently generate earnings from operations depends in large part on our ability to successfully control our operating costs and expenses, while we continue to invest in strategic initiatives intended to expand our sales volume and business infrastructure. In furtherance of this goal, we have engaged in ongoing activities to control operating costs and expenses. There can be no assurance that our strategic initiatives and cost control efforts will result in the levels of profitable growth or positive cash flows that we expect, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our quarterly financial performance and potential fluctuations therein.

Our quarterly sales and financial results may fluctuate from time to time, and adversely affect the price of our common stock, often for reasons outside our control. Consumer demand for our products and services and, as a result, our quarterly consolidated sales, may increase or decrease materially as a result of, among other things, increased competition, changes in actual or anticipated levels of employment in the U.S., changes in interest rates applicable to credit cards, inflation, national and local political uncertainty, and changes in consumer sentiment in general. For example, consumer demand for our products and services may decrease, over the short-term, during and following a national health crisis, such as the recent crisis associated with the COVID-19 virus outbreak. Further, our results of operations and cash flows may fluctuate as a result of potential increases in our product costs, changes in the willingness or ability of our suppliers to provide product to us in a timely manner, changes in labor rates and in payroll tax rates in the U.S., and changes in the regulatory environment we operate. The occurrence of any of these conditions could have a material adverse effect on our quarterly financial performance.

Our ability to generate sustained, positive cash flows from operations or to obtain additional financing, if needed, with which to fund our working capital needs, including servicing or refinancing our debt, now and in the future.

The Company is an emerging growth company and, prior to its fiscal quarter ended October 31, 2018, had not generated positive cash flows from operations. More recently, the Company has not consistently generated sustained, positive cash flows from operations, has experienced significant fluctuation in its quarterly cash flows from operations, or has otherwise depended on the issuance of equity securities and debt, including convertible notes and short-term borrowings under financing arrangements, to meet its working capital needs. If the Company is unable to generate sustained, positive cash flows from operations or to obtain additional equity or debt financing, if needed, it could inhibit the Company’s ability to implement its business strategies and to grow its business, service its debt, now or in the future, and otherwise meet its business goals. This could, in turn, slow the Company’s recent financial momentum and could have a material adverse effect on its financial condition, results of operations and cash flows.

Our financial performance could be adversely affected by economic slowdowns, particularly over extended periods.

Our results of operations may be materially impacted by changes in economic conditions in general, mainly in the U.S. and Canada. The economy in the U.S. and Canada may be adversely affected by government action and/or by current and future consumer concerns about, among other things, current and future levels of employment, changes in local, state, provincial and federal tax law, increases in energy costs, geopolitical conflict, natural disasters or acts of terrorism, widespread health crises, changes in interest rates applicable to credit cards, and inflation. For example, as further discussed below, in efforts to stop the spread of the COVID-19 virus, business activity in several sectors of the economy in the U.S. and Canada were severely reduced or completely halted, as a result of government action or otherwise, and significant numbers of workers were laid off in the affected businesses. As the affected businesses resume normal operations, there can be no assurance the economic recovery will be complete or, for some businesses, at all. In the event of a significant economic downturn, particularly over an extended period, whether as a result of the COVID-19 virus or otherwise, consumer spending habits could be adversely affected over a longer term, and we could experience lower than expected sales. Any economic downturn could also materially affect one or more of our key suppliers. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

Potential impact of COVID-19 virus outbreak.

In early March 2020, the World Health Organization declared the coronavirus outbreak (currently known as the “COVID-19” virus) a pandemic. Actions taken in the U.S., Canada and other affected countries, to help mitigate the aggressive spread of this pandemic, included restrictions on travel and movement, mandated quarantines in certain geographic areas, and forced closures for certain public places and businesses. As a result, business activity in several sectors of the economy in the U.S. and Canada (including restaurants, bars and nightclubs, hotels, movie theaters, cruise lines, and other entertainment sectors) were severely reduced or completely halted and significant numbers of workers have been laid off. We believe the COVID-19 virus and actions taken to mitigate it have had, and will continue to have, a potentially adverse material impact on the economies and financial markets of several countries, including the countries in which we operate. Given the widespread, persistent, and evolving nature of the COVID-19 health crisis and the significant degree of uncertainty associated with the disease, including ongoing efforts to develop an effective treatment and a vaccine, the Company cannot reasonably estimate the magnitude of the impact to the Company’s business, if any, and to its consolidated results of operations. In addition, as stated above, there can be no assurance that all the businesses affected will resume normal operations soon or that full economic recovery in the U.S. and Canada will occur soon. Accordingly, it is reasonably possible that estimates made in the Company’s consolidated financial statements have been, or will be, materially impacted in the near term as a result of these conditions. This may include estimates regarding losses on inventory, impairment losses related to long-lived assets, the nature and timing of satisfaction of performance obligations resulting from contracts with customers, and the valuation of loss contingencies. The ultimate resolution of these matters could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our ability to maintain a positive image and brand acceptance in the dynamic and sometimes unpredictable social media environment.

In recent years, there has been a significant increase in the use by businesses of social media platforms, including blogs, social media websites and other forms of internet-based communications. Social media can enable a business to reach a wide selection of consumers and other targeted audiences, generally in a more cost-effective way than more traditional forms of marketing and advertising. However, negative, inaccurate or false information about a company or the products it sells may be circulated through social media quickly and may damage the company’s reputation and business. Most consumers value readily available information and often act on such information without further investigation. The harm caused by the circulation of negative, inaccurate or false information about a company or its products may be immediate, and opportunities for redress and correction of the information may be slow and costly. If we were the victim of negative, inaccurate or false information circulated through social media, this could adversely impact our reputation and business.

The Company also uses social media platforms, including Facebook and Instagram, to communicate with existing and prospective customers, Elepreneurs, vendors and employees, and to otherwise promote its products and services. Laws and regulations intended to govern the use of the internet and social media platforms are complex and evolving. If we, our employees, our Elepreneurs, or other third parties acting on our behalf were found to be in violation of any of these laws and regulations, this could result in fines and enforcement actions and adversely impact our reputation and business.

The occurrence of any of these conditions could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our ability to comply with current laws and regulations or our becoming subject to new or more stringent laws and regulations in the future, including applicable laws and regulations in jurisdictions outside the United States.

The products we sell are subject to several federal, state and local laws and regulations, mainly in the U.S. and Canada. These laws and regulations generally govern the composition, packaging, labeling and consumer safety of the products we sell, as well as the information we use to market these products. In addition, the laws and regulations applicable to us and our products may become more stringent in the future. For example, the State of California enforces recent legislation that requires that “clear and reasonable” warnings be given to consumers who are exposed to chemicals known to the State of California to cause cancer or reproductive toxicity. Although we actively seek to comply with the requirements of this and all other laws and regulations applicable to our products, there can be no assurance our products would not be found to be defective in labeling or content, or that the labeling and content of products we sell will not be challenged in civil or enforcement actions in the future. Our continued compliance with new and existing federal and state “safe-consumer-product” regulations, could also require the review and possible reformulation or relabeling of our products, as well as the possible removal of some products from the marketplace. If we were found to be in violation of existing or new regulations in the future, this could result in significant fines or damages and other enforcement actions, in addition to costs and expenses to defend the resulting claims.

The occurrence of any of these conditions could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Potential product liability claims could harm our business.

Historically, product liability claims have not been material to our business. However, given the increase in product liability claim activity in recent years and the increased application of a “strict liability” legal standard to those claims in the U.S., we purchase product liability insurance to minimize the financial risks associated with such claims or potential claims. The sources of product liability insurance coverage in the U.S. are limited and product liability insurance policies contain many exclusions. We believe our product liability insurance policies significantly reduce the potentially adverse financial impact to us resulting from most potential product liability claims. However, there can be no assurance that our product liability coverages are adequate to protect us sufficiently and against all potential claims. For example, if any of our products was found to have caused personal injury to a consumer, we might be subjected to liability substantially in excess of our insurance coverages. Any of these conditions could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The success of our efforts to register our trademarks and protect our intellectual property rights.

We have applied for, or are in the process of applying for, trademark protection in the United States and in other jurisdictions where we operate or intend to operate in the future. We have obtained 16 U.S. trademarks and anticipate securing additional U.S. trademarks and foreign trademarks. Trademark protection is increasingly important to our growing business. If we failed to register or enforce our intellectual property rights under trademark registrations or if our intellectual property rights were successfully challenged, this could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Several of our products are manufactured under formulations and processes owned by some of our key vendors. Some of our key vendors have registered or applied for patent registrations to maintain exclusivity over the ingredients, formulation and processes, and the integrated products they supply to us. Such potential patents, the underlying ingredients, formulation and processes, and integrated products are material to the Company’s business. The Company reserves the right to join in any future actions to defend against any infringement on such patents that could adversely affect the products the Company sells. If our vendors and us were unsuccessful in protecting such intellectual property rights, this could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our potential unintended infringement on the intellectual property rights of others.

The industry in which we operate is competitive and characterized by the need for trademarks to protect intellectual property rights, and by claims of infringement or other violation of intellectual property rights. A third-party may assert that our products violate that party’s intellectual property rights. Any successful intellectual property claim against us in the future could result in significant financial liability and/or prevent us from selling the affected product afterwards. In addition, the resolution of infringement claims may require that we redesign our products, obtain licenses to use intellectual property belonging to a third party, or cease using the intellectual property altogether. Moreover, any intellectual property claim, regardless of its merits, could be expensive and time-consuming to defend against. As a result, claims based on allegations of infringement or other violations of intellectual property rights, regardless of the outcome, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are a party to lawsuits and other claims that may result in adverse outcomes.

We are a party to several claims and lawsuits that arise from a wide variety of business initiatives, including acquisition-related contingencies, disputes between the Company and certain former officers, and disputes between the Company and certain shareholders, as further detailed elsewhere in this Annual Report. Adverse outcomes in any of these claims may result in significant monetary damages or injunctive relief that could adversely affect our business. Litigation and other claims are subject to inherent uncertainties and management’s assessment of these uncertainties may change in the future, including as a result of new information. A material adverse impact in our consolidated financial position and results of operations could occur in the period in which the effect of an unfavorable outcome becomes probable and reasonably estimable, and a material adverse cash flow could occur in the period when these lawsuits or claims are settled.

Past or future reformulations of our products, including as a result of potential governmental enforcement action, could be negatively received by our sales force and customers and adversely impact future sales.

As part of our commitment to continuously improve our products, we introduce product reformulations and other product enhancements from time to time. In addition, we may be required to modify our product formulations from time to time to comply with existing or new regulations in the future or in response to potential governmental enforcement action. Changes to our product formulations, whether as a result of potential governmental enforcement action or not, could be negatively received by our sales force and customers, and could adversely impact our business, financial condition, results of operations and cash flows.

Our stated intension to expand into foreign markets may expose us to foreign currency exchange rate fluctuations and other risks inherent to foreign operations.

Historically, approximately 95% or more of our sales have been to customers and/or independent distributors located in the U.S. As part of our growth strategies, however, we intend to pursue opportunities to also sell our products and services outside the U.S. As a result, our reported sales, expenses and cash flows in the future may be affected by fluctuations in applicable foreign currency exchange rates, and by economic and other conditions in the non-U.S. geographic areas we expand into. For example, international operations may result in exposure to more restrictive consumer safety, product labeling and other product regulations, more restrictive labor laws and regulations, frequent or unexpected changes in the regulatory environments, higher inflation rates, and political instability compared to the U.S. In addition, international operations may result in exposure to higher income tax rates, import and export restrictions and tariffs, and restrictions on the expatriation of cash. The occurrence of any of these conditions could have a material adverse effect on our future business, financial condition, results of operations and cash flows.

Our ability to effectively and cost-efficiently respond to any natural disasters, epidemics and other health emergencies, or acts of violence or terrorism that may affect our customers and/or our business.

The occurrence of natural disasters, epidemics or other health emergencies, or acts of violence or terrorism in the geographies we operate now and in the future, could result in physical damage to our property, the temporary or long-term closure of a facility, the temporary or long-term disruption in the supply of products (or a substantial increase in the cost of those products) to us, the temporary or long-term reduction in our ability to sell products and grow our business, and/or the temporary reduction in consumer demand for our products and services. In addition, if one or more natural disasters, epidemics or other health emergencies, or acts of violence or terrorism were to impact our business, our insurance costs may rise significantly afterwards. The occurrence of any of these conditions could have a material adverse effect on our financial condition, results of operations and cash flows.

If we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence in us and, as a result, the value of our securities.

The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective internal control over financial reporting, and disclosure controls and procedures. Under Section 404(a) of the Sarbanes-Oxley Act, we are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This report must include disclosure of any material weaknesses identified by our management’s during its periodic assessment of our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. We currently do not have an internal audit team to assist management in its assessment of our internal control over financial reporting. Our compliance with Section 404(a) of the Sarbanes-Oxley Act requires that we incur substantial accounting expense, and that our management spend significant time and efforts.

During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we would be required to implement remediation procedures aimed at mitigating the control weakness or weaknesses. Until such remediation procedures succeed in mitigating the control weakness or weaknesses, we would be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to timely and accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our securities could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and executed, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of a person, by collusion of two or more people, or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements or insufficient disclosures due to error or fraud may occur and not be detected.

If securities or industry analysts do not publish research or reports about our business, if our operating results do not meet their expectations, or if they adversely change their recommendations regarding our common stock, our stock price and trading volume could decline.

As an emerging market issuer, the trading market for our common stock would be influenced by the research and reports that securities or industry analysts publish about our business in the future. We do not currently have, and may never obtain, research coverage by securities analysts. We do not have any control over these reports or analysts. If any of the analysts who cover the Company in the future downgrades our stock, or if our operating results do not meet the analysts’ expectations, our stock price could decline. Moreover, if any of these analysts ceases coverage of the Company in the future or fails to publish regular reports on our business, we could lose visibility in the financial markets, which in turn could cause our stock price and trading volume to decline.

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, likely will be your sole source of gain.

We have not declared or paid cash dividends on our capital stock at any time since our inception. We currently intend to retain our future earnings, if any, to finance the growth and development of our business. In addition, the terms of any future debt agreements may preclude us from paying dividends or may materially restrict the amount of such dividends. As a result, capital appreciation, if any, of our securities likely will be your sole source of gain for the foreseeable future.

Future sales and issuances of our common stock or rights to purchase our common stock, including pursuant to our equity incentive plans, will result in additional dilution of the percentage ownership of our stockholders and could cause our trading price to decline.

We expect that significant additional capital will be needed in the future to continue our planned growth. To raise capital, we may sell substantial amounts of common stock or securities convertible into or exchangeable for common stock. These future issuances of equity or equity-linked securities, together with the exercise of stock options and warrants currently outstanding or granted in the future and any additional shares issued in connection with acquisitions, if any, may result in material dilution to the equity interests of our existing stockholders. In addition, as a result of such future sales, new investors could gain rights, preferences and privileges senior to those of current holders of our common stock.

Our Board of Directors expects to adopt an equity compensation plan in the future to attract and reward employees, executives and consultants with grants of our common stock. Future equity incentive grants and issuances of common stock under our potential future equity compensation plans may result in material dilution to the equity interests of our existing investors and have an adverse effect on the market price of our securities.

We will continue to incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance requirements as a result of our disclosed efforts to uplist our stock in the NASDAQ Capital Market.

We will continue to incur significant increased costs, including significant legal, accounting and other expenses, as a result of operating as a public company, and our management will be required to devote substantial time to incremental compliance requirements as a result of our disclosed efforts to uplist our stock in the NASDAQ Capital Market. For example, we have incurred and will continue to incur costs associated with the preparation and filing of annual, quarterly and current reports pursuant to the Exchange Act. Furthermore, after our disclosed efforts to uplist our stock in the NASDAQ Capital Market, we will be subject to mandatory incremental corporate governance and other compliance requirements. In addition, the Sarbanes-Oxley Act, and rules subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the NASDAQ Capital Market have imposed various demanding reporting and corporate governance requirements on public companies. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact (in ways we cannot currently anticipate) the way we operate our business. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we will incur additional expense to increase our director and officer liability insurance.

In addition, if we cease to be a smaller reporting company and become subject to Section 404(b) of the Sarbanes-Oxley Act, we will be required to furnish an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed time period, we will continue to be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to dedicate substantially greater internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that our independent registered public accounting firm, when required, will not be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

B - Risks Incidental to our Information Technology Systems and Cybersecurity

We may be adversely affected by any disruption in our information technology systems.

We depend on our information technology systems to manage most of our major business functions, including sales processing, Elepreneur service and support, billings and collection, human resources and recordkeeping, and accounting and reporting. More specifically, we rely upon our information technology systems to procure and replenish inventory, to fulfill and ship customer orders, to coordinate our sales activities across several functional areas, to carry out our administrative activities, and to protect personal or sensitive information about our customers, Elepreneurs, employees, vendors and other business partners that we received in the ordinary course of our business. A substantial disruption in our information technology systems, particularly for an extended period, could result in delays in receiving product and in filling customer orders, and adversely affect our relationships with our customers, Elepreneurs, employees, vendors and other business partners, and damage our reputation and business.

As our operations rapidly grow in both size and scope, we continuously need to scale and upgrade our systems and infrastructure to meet increased demand, while preserving their reliability and integrity. For example, we are currently in the process of implementing an information system upgrade that can accommodate the Company’s current and anticipated growth. Any expansion or upgrade to our systems and infrastructure will require us to commit substantial financial, operational, technical and human resources before the volume of our business increases, with no assurance that the volume of business will increase to the extent we expect or at all. Also, there can be no assurance that any system expansion or upgrade will provide us with the anticipated benefits and efficiencies, or that the costs of such system expansion or upgrade will not outweigh the benefits and efficiencies derived.

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

C - Risk Incidental to our Preferred Shareholder Rights:

Certain rights of our preferred stockholders may limit your rights as a common stockholder.

The Company capital stock structure is comprised of multiple classes of Common Stock (Class A and Class B) as well as Preferred Stock ( Series A, B and C). These various classes of common stock and series of preferred stock purport to establish certain preferential rights as to voting, Board member election, and decision-making processes. As of April 30, 2020, there are 136,072,386 shares of our common stock (including the Class A and the Class B) and 45,968,750 shares of our convertible preferred stock (including the Series A, the Series B, and the Series C preferred stock) issued and outstanding.

The rights of the holders of Series A, B and C Preferred Stock are set out in a Certificate of Designation (for each such series) filed in the State of Nevada. Given the questionable circumstances under which the Series B Certificate of Designation (“COD”) was created as well as the inclusion of provisions in such COD which are in contravention of the rights of the shareholders as established by the Amended And Restated Article of Incorporation and Nevada law, the Company caused the filing of a corrected COD for such Series B Preferred Class. In a related action, in order to protect the rights of the other shareholders, the Company subsequently filed a lawsuit against the two shareholders holding the entirety of this series of Preferred Stock seeking a declaratory action to establish: (i) the propriety of the Amended Series B COD and (ii) the infirmities of the original Series B COD. The nature and scope of this litigation is described in ITEM 3. – “LEGAL PROCEEDINGS” below.

In a related action, the Company further filed a lawsuit against Bear Bull Market Dividends, Inc. in Texas state court seeking a determination that this entity is properly designated as a shareholder of the Company. The basis for this lawsuit, which has been subsequently transferred to the Clark County, Nevada District Court, is the determination by the Company that the purported award of stock to Bear Bull Market Dividends, Inc. was improper on the basis of fraud in the inducement and the failure of consideration for the original stock transfer transaction. The underpinning of lawsuit is to contest the status of Bear Bull Market Dividends, Inc. as a shareholder of any class or series of stock of the Company. The nature and scope of this litigation is described in ITEM 3. – “LEGAL PROCEEDINGS” below.

As further reported in ITEM 3. – “LEGAL PROCEEDINGS” below, an entry of default in favor of the Company has been recorded in the Nevada proceedings, in both cases.

The result of these legal actions will be to establish that the party which controls all votes under the Common B and Series B Preferred shares is Alchemist Holdings, LLC, which, in turn, is subject to a series of agreements favorable to the Company regarding the voting of those classes of stock and the prohibition of such shareholder of taking actions which are adverse to the Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2. PROPERTIES

The following table provides information about our material facilities:

Location	Type of Facility	Sq. Feet
Plano, Texas	Corporate Headquarters	18,300

The Company’s corporate headquarters are located on leased space. The Company’s main distribution center, which is not listed on the table above, is controlled and operated by a third-party logistics partner and is located near the Company’s corporate headquarters. That facility is not owned or leased by the Company.

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

(a) Cause No. 416-01969-2019; Larry Thompson, Sonya “Taylor” Thompson and Taylor Made Enterprises, Inc. v. Sharing Services Global Corporation f/k/a Sharing Services, Inc., filed in the 416th Judicial District of Collin County, Texas. On April 10, 2019, Larry Thompson, Sonya “Taylor” Thompson and Taylor Made Enterprises, Inc. filed a lawsuit against the Company, alleging they were due compensation as contractors on an oral contract. The Plaintiffs had signed a written contract with the Company that expired on November 30, 2018. A settlement was reached in this matter and the lawsuit was dismissed on October 3, 2019.

(b) Cause No. 296-02516-2019; Elepreneur, LLC and Elevacity Global LLC v. Larry Thompson, Sonya “Taylor” Thompson and Taylor Made Enterprises, Inc., filed in the 296th Judicial District of Collin County, Texas. On May 8, 2019, Elevacity and another of the Company’s subsidiaries, Elepreneur, LLC (“Elepreneur”) filed a lawsuit against Larry Thompson, Sonya “Taylor” Thompson and Taylor Made Enterprises, Inc. for disparagement of one of Elevacity’s products and the interference of Elevacity and Elepreneur’s distribution and sale of products. A settlement was reached in this matter and the lawsuit was dismissed on October 3, 2019.

(c) Case No. 4:19-cv-00386; Sharing Services Global Corporation, f/k/a Sharing Services, Inc. v. Taylor Made Enterprises, Inc., filed in the United States District Court for the Eastern District of Texas. On May 29, 2019, the Company filed a lawsuit in federal court asserting claims for violations of the Lanham Act and related claims arising from the Defendant’s claims relating to the trademark Elevate Pink™. A settlement was reached in this matter and the lawsuit was dismissed on October 3, 2019.

(d) Opposition No. 91249474; Sharing Services IP Holdings, LLC and Sharing Services Global Corporation v. Taylor Made Enterprises, Inc. On July 10, 2019, SHRG IP Holdings, LLC (“SHRG IP”) a subsidiary of the Company, and the Company filed a trademark opposition with the United States Patent and Trademark Office, relating to the pending registration of certain trademarks by Taylor Made Enterprises, Inc. due to the Company’s pending trademark applications for Elevate Pink™. A settlement was reached in this matter and a Withdrawal of Notice of Opposition was filed with the USPTO Trademark Trial and Appeal Board on October 2, 2019.

(e) Cause No. 416-02428-2019; Sharing Services Global Corporation, f/k/a Sharing Services, Inc. v. XIP Technologies, LLC, pending in the 416th Judicial District of Collin County, Texas. On May 6, 2019, the Company filed a lawsuit against XIP Technologies, LLC to recover money held by XIP Technologies, LLC that was owed to the Company. The Company obtained a writ of garnishment against a third-party holding funds for XIP Technologies, LLC. XIP Technologies, LLC has filed an answer denying the claims asserted against it. A settlement was reached in this matter and, upon final payment of the amounts due to the Company under the Settlement Agreement, the lawsuit will be dismissed.

(f) Cause No. 296-03925-2019; Elepreneur, LLC v. 212 Technologies, LLC, filed in the 296th Judicial District of Collin County, Texas. On July 23, 2019, Elepreneur filed a lawsuit against 212 Technologies, LLC for issues arising from a software license agreement. A settlement was reached in this matter and the lawsuit was dismissed on March 23, 2020.

(g) Cause No. 296-03589-2019; Pruvit Ventures, Inc. v. Elevacity, LLC, pending in the 296th Judicial District of Collin County, Texas. On July 3, 2019, Pruvit Ventures, Inc. filed a lawsuit against Elevacity, alleging a breach of contract claim. Elevacity has denied the claim of breach contract.

(h) Cause No. 219-04726-2019; Sharing Services Global Corporation v. Kenyatto M. Jones, Bear Bull Market Dividends, Inc. and Research and Referral, BZ, filed in the 219th Judicial District of Collin County, Texas. On August 22, 2019, the Company filed a lawsuit against Kenyatto M. Jones, Bear Bull Market Dividends, Inc. and Research and Referral, BZ for breach of contract, statutory fraud in a stock transaction, and violations of the Texas Securities Act. On April 13, 2020, the court issued a Final Default Judgment in favor of the Company finding Research and Referral, BZ (“R&R”) liable for the Company’s claims of fraud in the inducement and statutory fraud in a stock transaction. Further, the court ordered that the stock transaction between the Company and R&R be rescinded and the Company’s stock transferred in such transaction be returned to the Company. Due to the pending lawsuits in Nevada, described below, the Company elected to dismiss its claims against Kenyatto M. Jones and Bear Bull Market Dividends, Inc. without prejudice in Texas.

(i) Case No. A-19-802861-B; Sharing Services Global Corporation v. Bear Bull Market Dividends, Inc., Alchemist Holdings, LLC and Kenyatto M. Jones, pending in the District Court of Clark County, Nevada. On October 1, 2019, the Company filed suit against two shareholders, Bear Bull Market Dividends, Inc. and Alchemist Holdings, LLC, and the key principal of Bear Bull Market Dividends, Inc., Kenyatto M. Jones, concerning an amended certificate of designation filed by the Company, and for allegations of self-dealing by the two shareholders. An entry of default was made against two of the defendant shareholders as well as Mr. Jones, as a key principal. This matter remains pending.

(j) Case No. A-20-811265-C; Sharing Services Global Corporation v. Bear Bull Market Dividends, Inc., Research and Referral, BZ and Kenyatto M. Jones, pending in the District Court of Clark County, Nevada. On February 27, 2020, the Company filed suit against two shareholders, Bear Bull Market Dividends, Inc. and Research and Referral BZ, as well as a key principal of Bear Bull Market Dividends, Inc., Kenyatto M. Jones, concerning breach of contract, fraud, violations of state securities laws and alter ego relating to a stock exchange/transfer transaction, involving the Company’s stock. An entry of default was made against the two shareholders and key principal Jones and the matter remains pending.

(k) Cause No. 366-04941-2019; Sharing Services Global Corporation, Elepreneurs U.S., LLC and Elevacity, LLC v. Robert Oblon, filed in the 366th Judicial District of Collin County, Texas. On August 30, 2019, the Company and its affiliated entities filed a lawsuit against Robert Oblon for breach of contract, tortious interference with business relationships, and misappropriation of trade secrets, and sought injunctive relief. A settlement was reached in this matter and the lawsuit was dismissed on March 2, 2020. As part of the settlement, the Company agreed to pay amounts that were due to Oblon under a prior settlement agreement in the approximate amount of $2,000,000, to be paid in installments through June 1, 2020. The Company completed its final payment obligation in accordance with the settlement agreement.

(l) Cause No. 380-01007-2020; Elepreneurs Holdings, LLC, d/b/a Elepreneur, LLC v. Carissa Rogers and Barbie Williams, filed in the 380th Judicial District of Collin County, Texas. On February 20, 2020, Elepreneurs Holdings, LLC filed a lawsuit against two of its former distributors for breach of contract, tortious interference with business relationships, tortious interference with contracts, and disparagement of a perishable food product, and sought injunctive relief. A settlement was reached in this matter and Agreed Final Judgment and Permanent Injunction was entered on April 8, 2020.

(m) Cause No. DC-19-20587; Sharing Services Global Corporation f/k/a Sharing Services, Inc. v. Amber-Lynn Beers-Hutchinson, n/k/a Amber-Lynn Cantrell, pending in the 192nd Judicial District of Dallas County, Texas. On December 30, 2019, the Company filed a lawsuit against a former contractor for breach of contract. The defendant in this matter filed a counterclaim, asserting defamatory conduct engaged in by the Company. This matter remains pending.

(n) On December 4, 2019, Entrepreneur Media, Inc. (“EMI”) filed a Notice of Opposition in response to the “Elepreneurs” trademark application filed by SHRG IP Holdings, LLC, a wholly owned subsidiary of the Company. This opposition proceeding is now before the Trademark Trial and Appeal Board of the United States Patent and Trademark Office (“TTAB”). On April 13, 2020, SHRG IP Holdings, LLC filed an answer to the Notice of Opposition. Legal counsel for the parties held a mandatary discovery conference on May 12, 2020. This matter remains pending.

(o) On May 20, 2020, the Company (through its legal counsel, Jones, Davis & Jackson, PC) received a demand letter from legal counsel representing a former employee of the Company. The Company has denied the claim of this at-will employee and this matter remains pending.

(p) Company subsidiaries Elevacity Holdings, LLC, Elevacity U.S., LLC, Elepreneurs Holdings, LLC and Elepreneurs U.S., LLC (collectively, the “Subsidiaries”) received notice of a dispute with a former officer of such Subsidiaries regarding severance payments allegedly due under an executive employment agreement. The Company and its Subsidiaries have disputed this matter, and the issues between the parties remain outstanding.

(q) In March 2019, the Company engaged in preliminary discussions with various independent contractor distributors of the Subsidiaries regarding a previously reported dispute concerning the issuance of stock warrants based on the satisfaction of certain individual sales production metrics. The Company previously recorded a liability of $0.1644 per share for the projected resolution of this matter, which remains pending.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for the Company’s Common Stock

(a) - Market Information

The principal U.S. market for our common stock is the OTCQB Market, an over-the-counter stock market operated by OTC Markets Group Inc. Readers should be aware that over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Our common stock is traded under the symbol “SHRG.” Sharing Services, Inc.’s common stock commenced trading on March 7, 2017 under the symbol SHRV. In January 2019 the Company changed its corporate name to Sharing Services Global Corporation, as discussed elsewhere in this Annual Report. In connection with the name change, effective April 4, 2019, the Company’s common stock commenced trading under symbol SHRG.

(b) - Holders

As of June 30, 2020, there were 133 stockholders of record of our common stock.

(c) - Dividends

We have not declared or paid dividends at any time during the two-year period ended April 30, 2020. We currently anticipate that we will retain future earnings to support reinvestments in our business and/or to repay outstanding debt from time to time. Any payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon, among other things, future operating earnings and cash flows, future capital requirements, contractual restrictions (including those contained in the agreements and instruments governing our debt and the certificates of designation of our convertible preferred stock) and general business conditions.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

The information contained under the caption “Equity Compensation Plans” in ITEM 12 – “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS” is incorporated herein by reference.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the fiscal year ended April 30, 2020, holders of the Company’s convertible promissory notes converted $28,000 in notes principal and/or accrued interest into 2,800,000 shares of the Company’s Class A common stock, pursuant to the terms of the underlying debt instruments. During the fiscal year ended April 30, 2020, the Company issued 20,000 shares of its Series C preferred stock in exchange for cash in the amount of $5,000 in connection with stock subscription agreements in the ordinary course of its business.

During the fiscal year ended April 30, 2019, holders of the Company’s convertible promissory notes converted $16,000 in notes principal and/or accrued interest into 3,200,000 shares of the Company’s Class A common stock, pursuant to the terms of the underlying debt instruments. During the fiscal year ended April 30, 2019, the Company issued 7,500,000 shares of its Series A preferred stock (with an aggregate fair value of $1,875,000) in connection with purchases of equity interest in unconsolidated entities, and 170,000 shares of its Series C preferred stock in exchange for cash in the amount of $42,500 in connection with stock subscription agreements in the ordinary course of its business.

During the period from inception (May 5, 2017) to April 30, 2018, the Company issued 10,628,750 shares of its Series A preferred stock (with an aggregate fair value of $2,657,188) in connection with purchases of equity interest in unconsolidated entities, and 1,065,790 shares of its Series A preferred stock in exchange for consulting and other services with a fair value of $266,448. During the period from inception (May 5, 2017) to April 30, 2018, the Company also issued 3,950,000 shares of its Series C preferred stock in exchange for cash in the amount of $987,500 in connection with stock subscription agreements in the ordinary course of its business. In May 2017, the Company issued 10,000,000 shares of its Class B common stock and 10,000,000 shares of its Series B preferred stock in connection with the acquisition of Total Travel Media, Inc. and, in September 2017, the Company issued 75,000,000 shares of its Series A preferred stock in connection with the acquisition of Four Oceans Holdings, Inc.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

We are a Smaller Reporting Company, as defined in Rule 12b-2 of the Exchange Act. Accordingly, we have omitted the performance graph otherwise required by Item 5 of this Annual Report as permitted by applicable scaled disclosure rules.

ITEM 6. SELECTED FINANCIAL DATA

We are a Smaller Reporting Company, as defined in Rule 12b-2 of the Exchange Act and, accordingly, have omitted the information required by Item 6 of this Annual Report as permitted by applicable scaled disclosure rules.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section reflects management’s views of the consolidated financial condition as of April 30, 2020 and 2019, and the consolidated results of operations and changes in financial condition for the fiscal year ended April 30, 2020 and 2019 of Sharing Services Global Corporation (formerly Sharing Services, Inc.) and subsidiaries. This section is provided as a supplement to, and should be read in conjunction with, the Company’s audited consolidated financial statements and related notes contained in ITEM 8 of this Annual Report. This section may contain forward-looking statements. Please see “Cautionary Notice Regarding Forward-Looking Statements” located at the front of this Annual Report for a discussion of forward-looking statements and the inherent uncertainties, risks and assumptions associated therewith, which could cause actual results to differ materially from the assertions contained in such forward-looking statements.

Highlights for the Fiscal Year Ended April 30, 2020:

●	For the fiscal year ended April 30, 2020, our consolidated net sales increased by $45.5 million, to $131.4 million, compared to $85.9 million for the fiscal year ended April 30, 2019. The Company is an emerging growth company and had no significant sales history prior to December 2017.

●	For the fiscal year ended April 30, 2020, our consolidated gross profit increased by $36.4 million, to $93.5 million, compared to $57.1 million for the fiscal year ended April 30, 2019, and our consolidated gross margin was 71.2% and 66.5%, respectively.

●	For the fiscal year ended April 30, 2020, our consolidated operating earnings were $9.7 million, compared to a consolidated operating loss of $1.1 million for the fiscal year ended April 30, 2019.

●	For the fiscal year ended April 30, 2020, our consolidated net non-operating expenses include litigation settlements and other non-operating expenses of $6.0 million, compared to a loss on impairment of assets and other non-operating expenses of $5.6 million for the fiscal year ended April 30, 2019. For the fiscal year ended April 30, 2019, the changes in the fair value of our derivative liabilities resulted in a net gain of $29.9 million. The Company had no derivative liabilities during the fiscal year ended April 30, 2020.

●	For the fiscal year ended April 30, 2020, our consolidated net earnings were $2.8 million, compared to $21.4 million for the fiscal year ended April 30, 2019. Fully diluted earnings per share were $0.01 for the fiscal year ended April 30, 2020, compared to $0.09 for the fiscal year ended April 30, 2019.

●	For the fiscal year ended April 30, 2020, our consolidated cash provided by operating activities was $11.3 million, compared to $6.0 million for the fiscal year ended April 30, 2019.

●	During the fiscal year ended April 30, 2020, we repaid borrowings under financing arrangements aggregating $2.5 million and borrowings under convertible notes with an aggregate principal amount of $755,000, not including accrued interest or unamortized debt discount.

●

During the fiscal year ended April 30, 2020, we awarded to certain directors, employees and consultants fully vested stock warrants, with an aggregate fair value of $6.8 million, to purchase up to 32,000,000 shares of our common stock and stock warrants, with an aggregate fair value of $924,405, to purchase up to 11,575,000 shares of our common stock, that vest over time.

●	During the fiscal year ended April 30, 2020, we repurchased from a third-party (and retired) 1,500,000 shares of our class A common stock in exchange for $500 in cash.

●	In May 2020, we were granted a loan in the aggregate amount of $1,040,400 from a commercial bank. The loan is administered under the authority and regulations established by the U.S. Small Business Administration pursuant to the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act.

Overview

Summary Description of Business

Sharing Services Global Corporation (“Sharing Services”, “we,” or the “Company”) markets and distributes health and wellness products under the “Elevate” brand, primarily in the United States and Canada. The Company is an emerging growth company and was incorporated in the State of Nevada in April 2015. It markets and distributes its products and services primarily through an independent sales force, which it refers to as “Elepreneurs,” using a marketing strategy which is a form of direct selling. The Company’s main operating subsidiaries are Elepreneurs Holdings, LLC and Elevacity Holdings, LLC.

The Company does not operate retail stores. It markets its products and services through its independent sales force and using its proprietary website: www.elevacity.com. The Company’s fiscal year ends on April 30.

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

Significant Uncertainty Regarding the Potential Impact of Ongoing COVID-19 Virus Outbreak

In early March 2020, the World Health Organization declared the coronavirus outbreak (currently known as the “COVID-19” virus) a pandemic. Actions taken in the U.S., Canada and other affected countries, to help mitigate the aggressive spread of this pandemic, included widespread restrictions on travel and movement, mandated quarantines in certain geographic areas, and forced closures for certain public places and businesses. As a result, business activity in several sectors of the economy in the U.S. and Canada (including restaurants, bars and nightclubs, hotels, movie theaters, cruise lines, and other entertainment sectors) were severely reduced or completely halted and significant numbers of workers were laid off. We believe the COVID-19 virus and actions taken to mitigate it have had, and will continue to have, a potentially adverse material impact on the economies and financial markets of several countries, including the countries in which we operate. Given the widespread, persistent and evolving nature of the COVID-19 health crisis and the significant degree of uncertainty associated with the disease, including ongoing efforts to develop an effective treatment and a vaccine, the Company cannot reasonably estimate the magnitude of the potential impact to the Company’s business, if any, and to its consolidated results of operations.

In addition, there can be no assurance that all the businesses affected will resume normal operations soon or that full economic recovery in the U.S. and Canada will occur soon. Accordingly, it is reasonably possible that estimates made in the Company’s consolidated financial statements have been, or will be, materially impacted as a result of the ultimate resolution of these uncertainties. This may include estimates regarding losses on inventory, impairment losses related to long-lived assets, the nature and timing of satisfaction of performance obligations resulting from contracts with customers, and the valuation of loss contingencies.

The Fiscal Year Ended April 30, 2020 Compared to the Fiscal Year Ended April 30, 2019

Results of Operations

Net Sales

For the fiscal year ended April 30, 2020, our consolidated net sales increased by $45.5 million, to $131.4 million, compared to $85.9 million for the fiscal year ended April 30, 2019. This increase in net sales was driven by significant growth the first nine months of the fiscal year 2020, partially offset by lower sales in the fourth quarter of the fiscal year 2020, compared to the fourth quarter of the prior fiscal year. For the fiscal quarter ended April 30, 2020, our consolidated net sales were $25.4 million, compared to $29.1 million for the fiscal quarter ended April 30, 2019. The Company believes the decrease in quarterly sales performance is temporary in nature and reflects, in part, the impact of the coronavirus outbreak and actions taken to help mitigate the spread of the outbreak in the U.S. and Canada. Please see Significant Uncertainty Regarding the Potential Impact of Ongoing COVID-19 Virus Outbreak above.

The $45.5 million increase in consolidated net sales reflects an increase in number of units sold and an increase in average unit sales prices, compared to the fiscal year ended April 30, 2019, as well as the impact of products introduced in the fiscal year ended April 30, 2020. The increase in average unit sales prices mainly reflects the impact of selective price increases implemented in the second half of the fiscal year 2019 and in the first nine months of the fiscal year ended April 30, 2020.

The Company is an emerging growth company and had no significant sales history prior to December 2017. During the fiscal year ended April 30, 2020 and 2019, the Company derived approximately 98% and 97%, respectively, of its consolidated net sales from the sale of its Elevate health and wellness product line, launched in December 2017.

During the fiscal year ended April 30, 2020, approximately 47% of our consolidated net sales were to recurring customers (which we refer to as “SmartShip” sales), approximately 26% were to new customers and approximately 27% were to our independent distributors.

Gross Profit

For the fiscal year ended April 30, 2020, our consolidated gross profit increased by $36.4 million, to $93.5 million, compared to $57.1 million for the fiscal year ended April 30, 2019, and our consolidated gross margin was 71.2% and 66.5%, respectively. During the fiscal year ended April 30, 2020, our consolidated gross margin benefited from selective price increases implemented in the second half of the fiscal year 2019 and in the first nine months of the fiscal year ended April 30, 2020 and a favorable shift in product mix (towards the sale of products with a relatively higher average gross margin) resulting from changes costumer preferences in the ordinary course of business.

Selling and Marketing Expenses

For the fiscal year ended April 30, 2020, our consolidated selling and marketing expenses increased to $60.8 million, or 46.3% of consolidated net sales, compared to $44.0 million, or 51.2% of consolidated net sales, for the fiscal year ended April 30, 2019. The increase in consolidated selling and marketing expenses is due primarily to higher sales commissions of $17.6 million (which reflects increases in our consolidated net sales and in our sales commission payout rate implemented in November 2018 and in August 2019), partially offset by lower promotional trade show and sales convention expenses of $1.0 million.

General and Administrative Expenses

For the fiscal year ended April 30, 2020, our consolidated general and administrative expenses (which include corporate employee compensation and benefits, share-based compensation, professional fees, rent and other occupancy costs, certain consulting fees, telephone and information technology expenses, insurance premiums, and other administrative expenses) were $23.0 million, or 17.5% of consolidated net sales compared to $14.3 million, or 16.6% of consolidated net sales, for the fiscal year ended April 30, 2019. The increase in consolidated general and administrative expenses was due primarily to higher employee compensation and benefits of $6.2 million, and higher share-based compensation expense of $4.1 million. This increase was partially offset by lower consulting fees of $1.0 million and legal and other professional fees of $0.4 million.

Interest Expense, Net

For the fiscal year ended April 30, 2020, our consolidated interest expense was $380,991, excluding amortization of debt discount of $54,277 and interest income of $4,414. Consolidated interest expense of $380,991 primarily consists of $333,559 associated with short-term borrowings under financing arrangements and $47,360 associated with our convertible notes.

For the fiscal year ended April 30, 2019, our consolidated interest expense was $603,006, excluding amortization of debt discount of $1.15 million and interest income of $33,119. Consolidated interest expense of $603,006 consists of interest charges of $254,367 associated with our convertible notes and interest charges of $348,639 associated with short-term borrowings under financing arrangements.

Litigation Settlements and Other Non-operating Expenses

For the fiscal year ended April 30, 2020, our consolidated non-operating expenses include litigation settlements and other non-operating expenses of $6.0 million, including, among other things, a loss of $4.8 million from the settlement of legal claims and related legal expenses; a loss of $425,000 in connection with the Release and Settlement Agreement by and between the Company and 212 Technologies; a loss of $309,309 on impairment of a promissory note receivable; legal and other professional fees of $251,721 associated with settlement of various legal claims; and an impairment loss in the amount of $187,500 in connection with the Company’s investment in an unconsolidated entity.

For the fiscal year ended April 30, 2019, we recognized an impairment loss in the aggregate amount of $4.44 million in connection with our investments in unconsolidated entities as a result of an other than temporary decline in the value of the Company’s investment in 212 Technologies, LLC; 561 LLC; America Approved Commercial LLC; Medical Smart Care LLC and LEH Insurance Group LLC, as further discussed on Note 8 of the Notes to Consolidated Financial Statements in ITEM 8 — “Financial Statements and Supplementary Data” contained elsewhere in this Annual Report. In addition, the Company recognized a provision for losses of $655,789 in connection with a note receivable, a loss contingency of $300,000 and impairment losses of $245,250 in connection with certain other investment assets.

Net Change in Fair Value of Derivative Liabilities

The Company had no derivative liabilities during its fiscal year ended April 30, 2020. For the fiscal year ended April 30, 2019, the changes in the fair value of our derivative liabilities resulted in a net gain of $29.9 million. The Company accounts for the conversion features of its convertible notes, stock options and stock warrants under Accounting Standards Codification (“ASC”) Topic No. 815.

Provision for Income Taxes

During its fiscal year ended April 30, 2019, the Company’s consolidated operating loss was $1.1 million. During the fiscal year ended April 30, 2020, the Company’s consolidated operating earnings were $9.7 million. The Company believes it is probable it will utilize its available net operating losses in the foreseeable future and, for the fiscal year ended April 30, 2020, recognized a current provision for income taxes of $2.1 million and a deferred income tax benefit of $1.6 million. See Note 2 of the Notes to Consolidated Financial Statements in ITEM 8 — “Financial Statements and Supplementary Data” contained elsewhere in this Annual Report for information about the Company’s accounting policies regarding accounting for income taxes.

Net Earnings (Loss) and Earnings (Loss) per Share

As a result of the foregoing, for the fiscal year ended April 30, 2020, our consolidated net earnings were $2.8 million compared to $21.4 million for the fiscal year ended April 30, 2019 (please see “Net Change in Fair Value of Derivative Liabilities” above). For the fiscal year ended April 30, 2020, fully diluted earnings per share were $0.01 compared to $0.09 for the fiscal year ended April 30, 2019.

Liquidity and Capital Resources

We broadly define liquidity as our ability to generate sufficient cash, from internal and external sources, to meet our obligations and commitments. We believe that, for this purpose, liquidity cannot be considered separately from capital resources.

Working Capital

At April 30, 2020 and 2019, cash and cash equivalents were $11.7 million and $3.9 million, respectively. Based upon the current level of operations and anticipated investments necessary to grow our business, we believe that existing cash balances and anticipated funds from operations will likely be sufficient to meet our working capital requirements, and to fund potential acquisitions and capital expenditures, including potential investments in information technology, over the next 12 months. However, when needed to compensate for any temporary fluctuations in our working capital needs, compared to our operating cash flows, we may obtain occasional additional financing through the issuance of equity securities and secured and unsecured debt, including borrowings under convertible notes and short-term financing arrangements. Please see ITEM 1A – “RISK FACTORS” - “Our ability to generate sustained, positive cash flows from operations or to obtain additional financing, if needed, with which to fund our working capital needs, including servicing or refinancing our debt, now and in the future.”

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

The following table shows our cash flow activities for the fiscal year ended April 30, 2020, compared to the fiscal year ended April 30, 2019:

	Fiscal Year Ended April 30,		Increase
	2020	2019	(Decrease)
Net cash provided by operating activities	$11,316,924	$6,039,019	$5,277,905
Net cash used in investing activities	(229,146)	(4,868,653)	(4,639,507)
Net cash provided by (used in) financing activities	(3,257,185)	1,973,501	(5,230,686)
Net increase in cash and cash equivalents	$7,830,593	$3,143,867	$4,686,726

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities increased by $5.3 million, to $11.3 million, for the fiscal year ended April 30, 2020, compared to the fiscal year ended April 30, 2019. This increase was mainly due to an increase in profitability of $9.2 million, excluding non-cash items, such as depreciation and amortization, change in fair value of derivative liabilities, share-based compensation expense, deferred income tax benefit, amortization of debt discount, losses on impairment of investments in unconsolidated entities and notes receivable, and estimated settlement liability. This increase was partially offset by net changes in operating assets and liabilities of $3.9 million.

Net Cash Used in Investing Activities

Net cash used in investing activities decreased by $4.6 million, to $229,146, for the fiscal year ended April 30, 2020, compared to the fiscal year ended April 30, 2019. This decrease was due to change in accounts receivable from related parties of $3.7 million, lower issuances of notes receivable of $747,940, lower capital expenditures (consisting mainly of furniture and fixtures, computer equipment and software, and leasehold improvements) of $135,496, and a $20,000 decrease in cash paid for acquisitions.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by (used in) financing activities changed by $5.2 million, to cash used of $3.3 million, for the fiscal year ended April 30, 2020, compared to cash provided of $2.0 million for the fiscal year ended April 30, 2019. This change was mainly due to higher net repayments of borrowings under short-term financing arrangements and convertible promissory notes, in the aggregate, of $5.0 million, and lower proceeds from issuances of stock of $204,547.

Legal Proceedings

The information contained in PART I, ITEM 3 - “Legal Proceedings,” of this Annual Report is incorporated herein by reference.

Potential Future Acquisitions

Subject to approval by its Board of Directors, the Company may make strategic acquisitions and purchases of equity interests in businesses that complement its business competencies and growth strategy. Such potential acquisitions and purchases of equity interests are expected to be funded with cash and cash equivalents, cash provided by operations, and issuance of equity securities and debt.

Recent Issuances of Equity Securities

In the fiscal year ended April 30, 2020:

●	holders of 10,400,000 shares of the Company’s Series A convertible preferred stock and holders of 50,000 shares of the Company’s convertible Series C preferred stock converted their holdings into an equal number of shares of the Company’s common stock.

●	the Company issued 10,000,000 shares of its class A common stock to a director upon the exercise of stock warrants previously awarded in connection with the director’s employment agreement.

●	the holder of certain of the Company’s convertible promissory notes converted $28,000 in accrued but unpaid interest into 2,800,000 shares of the Company’s class A common stock.

●	the Company repurchased from a third-party (and retired) 1,500,000 shares of its class A common stock in exchange for $500 in cash.

●	the Company issued 215,325 shares of its class A common stock in exchange for services, and 30,000 shares for cash under prior subscription agreements.

Short-term Borrowings and Convertible Notes

Borrowings Under Short-term Financing Arrangements (Notes Payable)

In the fiscal year ended April 30, 2020, the Company paid in full all borrowings under financing arrangements with third-party lenders. As of April 30, 2020, there were no borrowings outstanding under financing arrangements. At April 30, 2019, borrowings under financing arrangements, in the aggregate, were $2,123,208, net of unamortized debt discount of $379,777. Borrowings under the Company’s financing arrangements were secured by a lien on the Company’s accounts receivable, inventory and property and equipment.

Convertible Notes Payable

At April 30, 2020 and 2019, convertible notes payable of $115,745 and $870,567, respectively, were outstanding, net of unamortized debt discount of $34,255 and $34,433, respectively. Please see Note 11 of the Notes to Consolidated Financial Statements in ITEM 8 — “Financial Statements and Supplementary Data” contained elsewhere in this Annual Report for more information about our convertible notes payable.

Capital Resources

During the two fiscal years in the period ended April 30, 2020, the Company did not have material commitments for capital expenditures. During the fiscal year ended April 30, 2020, our consolidated capital expenditures were $160,857, consisting of the purchase of primarily furniture and fixtures, computer equipment and software, and leasehold improvements in the ordinary course of our business.

Contractual Obligations

At April 30, 2020, the Company’s contractual obligations consist of (a) future principal and interest payments in the aggregate amount of $180,033 in connection with the Company’s debt and (b) obligations associated with Type B leases (as defined by Accounting Standards Codification (“ASC”) Topic 842, Leases) of $820,898. Please see Notes 11 and 13 of the Notes to Consolidated Financial Statements contained in Item 8 — “Financial Statements and Supplementary Data” of this Annual Report for more details.

On May 13, 2020, a commercial bank granted to the Company a loan (the “Loan”) in the amount of $1,040,400 pursuant to the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Company’s borrowings may be eligible for loan forgiveness if used for specified qualifying expenses incurred during the “covered period,” as defined in the CARES Act, except that the amount of any loan forgiveness is limited to the amount of qualifying expenses incurred during the 8-week period commencing on the loan effective date, and otherwise subject to limitations. The Company’s indebtedness, after any such loan forgiveness, is payable in 18 equal monthly installments commencing on December 13, 2020, with all amounts due and payable by May 13, 2022.

The Company is a Smaller Reporting Company, as defined in Rule 12b-2 of the Exchange Act, and, accordingly, has omitted the tabular presentation of its contractual obligations as permitted by applicable scaled disclosure rules.

Off-Balance Sheet Financing Arrangements

During the two fiscal years in the period ended April 30, 2020, the Company was not a party to letters of credits or off-balance sheet financing arrangements. Please see “Recent Accounting Pronouncements and Accounting Changes” below for information about the Company’s recent adoption of Accounting Standards Codification Topic 842, Leases.

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

Our critical accounting estimates relate to the valuation of inventory, assessment of long-lived assets for impairment, the valuation of derivative liabilities, and the valuation of share-based compensation awards.

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

Valuation of Share-Based Compensation Awards - The Company uses a multi-nominal lattice option pricing model to calculate the fair value of share-based compensation awards (such as stock options and warrants). The multi-nominal lattice pricing model requires six data inputs: (1) the contractual exercise or strike price, (2) the expected life (in years), (3) the risk-free interest rate, (4) the current stock price, (5) the expected volatility for the Company’s common stock, and (6) the expected dividend yield. Changes to these data inputs could result in a significantly higher or lower fair value measurement.

Recent Accounting Pronouncements and Accounting Changes

The information contained in Note 2 of the Notes to Consolidated Financial Statements, under the sub-headings: “Recently Issued Accounting Standards - Pending Adoption” and “Recently Issued Accounting Standards – Recently Adopted,” in ITEM 8 — “Financial Statements and Supplementary Data” below, is incorporated herein by reference.

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

SHARING SERVICES GLOBAL CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Sharing Services Global Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Sharing Services Global Corporation, formerly Sharing Services, Inc. (the “Company”) as of April 30, 2020 and 2019, and the related consolidated statements of operations, cash flows and stockholders’ equity (deficit), for the each of the years in the two-year period ended April 30, 2020 and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two year period ended April 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ankit Consulting Services, Inc.

We have served as the Company’s auditor since September 2017.

Rancho Santa Margarita, California

July 8, 2020

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of April 30,
	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$11,742,728	$3,912,135
Trade accounts receivable, net	4,076,851	4,406,704
Accounts receivable, related party (Note 15)	-	3,446,114
Notes receivable, net	118,047	425,197
Inventory	4,801,901	2,882,869
Other current assets	1,034,979	373,310
Total Current Assets	21,774,506	15,446,329
Property and equipment, net	298,383	307,524
Right-of-use assets, net	800,381	-
Deferred tax asset	1,649,018	-
Other assets	55,070	250,170
TOTAL ASSETS	$24,577,358	$16,004,023

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$771,050	$1,107,786
Notes payable	-	2,123,208
Accrued sales commission payable	7,983,536	7,402,659
Deferred sales revenues	3,495,571	3,209,288
Settlement liability	2,620,931	-
State and local taxes payable	2,285,514	1,913,638
Accrued and other current liabilities	2,779,169	695,135
Income taxes payable	920,305	-
Current portion of convertible notes payable, net of unamortized debt discount of $9,843 in 2020	90,157	855,000
Total Current Liabilities	20,946,233	17,306,714
Lease liability, long-term	343,948	-
Convertible notes payable, net of unamortized debt discount of $24,412 in 2020 and $34,433 in 2019	25,588	15,567
TOTAL LIABILITIES	21,315,769	17,322,281
Commitments and contingencies
Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value, 200,000,000 shares authorized:
Series A convertible preferred stock, $0.0001 par value, 100,000,000 shares designated, 32,478,750 and 42,878,750 shares issued and outstanding in 2020 and 2019, respectively	3,248	4,288
Series B convertible preferred stock, $0.0001 par value, 10,000,000 shares designated, 10,000,000 shares issued and outstanding	1,000	1,000
Series C convertible preferred stock, $0.0001 par value, 10,000,000 shares designated, 3,490,000 and 3,520,000 shares issued and outstanding in 2020 and 2019, respectively	349	352
Common Stock, $0.0001 par value, 500,000,000 Class A shares authorized, 126,072,386 shares and 104,077,061 shares issued and outstanding in 2020 and 2019, respectively	12,607	10,408
Common Stock, $0.0001 par value, 10,000,000 Class B shares authorized, 10,000,000 shares issued and outstanding	1,000	1,000
Additional paid in capital	38,871,057	31,870,020
Shares to be issued	11,785	21,000
Stock subscriptions receivable	(114,405)	(114,405)
Treasury Stock	(1,532,355)	-
Accumulated deficit	(33,992,697)	(33,111,921)
Total Stockholders’ Equity (Deficit)	3,261,589	(1,318,258)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$24,577,358	$16,004,023

The accompanying notes are an integral part of these consolidated financial statements.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended April 30,
	2020	2019
Net sales	$131,389,906	$85,923,221
Cost of goods sold	37,875,616	28,796,936
Gross profit	93,514,290	57,126,285
Operating expenses
Selling and marketing expenses	60,814,242	43,956,495
General and administrative expenses	23,004,747	14,269,984
Total operating expenses	83,818,989	58,226,479
Operating earnings (loss)	9,695,301	(1,000,194)
Other income (expense)
Interest expense, net	(430,854)	(1,724,396)
Litigation settlements and other non-operating expenses	(5,990,841)	(5,645,727)
Change in fair value of derivative liabilities	-	29,893,654
Total other income (expense), net	(6,421,695)	22,523,531
Earnings before income taxes	3,273,606	21,423,337
Income tax provision	485,001	-
Net earnings	$2,788,605	$21,423,337
Earnings per share:
Basic	$0.02	$0.27
Diluted	$0.01	$0.09
Weighted average shares:
Basic	131,472,281	80,487,890
Diluted	239,823,972	239,810,239

The accompanying notes are an integral part of these consolidated financial statements.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal Year Ended April 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$2,788,605	$21,423,337
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization, including amortization of right-of-use assets of $585,490 in 2020	714,350	83,035
Share-based compensation expense	6,949,178	3,554,451
Estimated settlement liability	2,620,931	-
Deferred income tax benefit	(1,649,018)	-
Litigation expenses recovered	(1,562,500)	-
Amortization of debt discount	393,927	1,154,510
Loss on impairment of note receivable	360,197	655,789
Loss (gain) on prepayment (modification) of convertible notes	(13,972)	123,435
Loss on impairment of investment and other	288,637	4,532,408
Change in fair value of derivative liabilities	-	(29,893,654)
Changes in operating assets and liabilities:
Accounts receivable	329,853	(2,850,232)
Inventory	(1,919,033)	(2,704,423)
Other current assets	(107,039)	(226,675)
Security deposits	7,600	(21,615)
Accounts payable	(336,736)	582,710
Income taxes payable	920,305	-
Lease liability	(564,973)	-
Accrued and other liabilities	2,156,612	9,625,943
Net Cash Provided by Operating Activities	11,316,924	6,039,019
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property and equipment	(160,857)	(296,353)
Cash paid for from acquisitions	-	(20,000)
Due to related parties	(10,242)	(3,746,314)
Issuance of notes receivable	(58,047)	(805,986)
Net Cash Used in Investing Activities	(229,146)	(4,868,653)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable	-	325,000
Repayment of convertible notes payable	(755,000)	(604,435)
Proceeds from promissory notes payable	-	4,574,000
Repayment of promissory notes payable	(2,502,985)	(2,526,911)
Repurchase of stock	(500)
Proceeds from issuance of stock	1,300	205,847
Net Cash Provided by (Used in) Financing Activities	(3,257,185)	1,973,501

Increase in cash and cash equivalents	7,830,593	3,143,867
Cash and cash equivalents, beginning of period	3,912,135	768,268
Cash and cash equivalents, end of period	$11,742,728	$3,912,135

Supplemental cash flow information
Cash paid for interest	$477,318	$497,904
Cash paid for taxes	$1,237,843	$-
Supplemented disclosure of non-cash investing and financing activities:
Convertible preferred stock issued for acquisitions	$-	$1,875,000
Derivative liability recognized as debt discount	-	$325,000
Settlement of related party note with common stock	3,446,114	-
Common stock repurchased in exchange for promissory note	-	300,000
Right-of-use assets recognized as lease liability	$1,385,871	$-

The accompanying notes are an integral part of these consolidated financial statements.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Class A and Class B Common Stock		Additional		Shares
	Number of	Par	Number of	Par	Number of	Par	Number of	Par	Paid In	Subscription	to be	Treasury	Accumulated
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Receivable	Issued	Stock	Deficit	Total
Balance - April 30, 2018	86,694,540	$8,669	10,000,000	$1,000	3,950,000	$395	66,170,000	$6,617	$25,423,589	$(114,405)	$196,500	-	$(54,535,258)	$(29,012,893)
Preferred shares issued for equity investments	7,500,000	750	-	-	-	-	-	-	1,874,250			-	-	1,875,000
Common stock issued for cash	-	-	-	-	-	-	870,000	87	217,413	-	(215,000)	-	-	2,500
Preferred stock issued for cash	-	-	-	-	170,000	17			42,483	-	(2,500)	-	-	40,000
Common stock issued for professional services	-	-	-	-	-	-	449,851	45	118,955	-	2,000	-	-	121,000
Common share subscriptions received in advance	-	-	-	-	-	-	-	-	-	-	40,000	-	-	40,000
Warrants issued for common stock	-	-	-	-	-	-	-	-	(258,132)	-	-	-	-	(258,132)
Reclassification of derivative	-	-	-	-	-	-	-	-	1,178,132	-	-	-	-	1,178,132
Conversions of preferred stock	(51,315,790)	(5,131)			(600,000)	(60)	51,915,790	5,191	-	-	-	-	-	-
Conversions of debt	-	-	-	-	-	-	3,200,000	320	15,680	-	-	-	-	16,000
Repurchase and retirement of common stock	-	-	-	-	-	-	(30,000,000)	(3,000)	(297,000)	-	-	-	-	(300,000)
Share-based compensation expense	-	-	-	-	-	-			3,554,451	-	-	-	-	3,554,451
Stock options and warrants exercised	-	-	-	-	-	-	21,471,420	2,148	200	-	-	-	-	2,348
Net earnings	-	-	-	-	-	-	-	-	-	-	-	-	21,423,337	21,423,337
Balance - April 30, 2019	42,878,750	$4,288	10,000,000	$1,000	3,520,000	$352	114,077,061	$11,408	$31,870,020	$(114,405)	$21,000	-	$(33,111,921)	$(1,318,258)
Common stock issued for cash	-	-	-	-	-	-	30,000	3	7,497	-	(7,500)	-	-	-
Preferred stock issued for cash	-	-	-	-	20,000	2	-	-	4,998	-	-	-	-	5,000
Common stock issued for professional services	-	-	-	-	-	-	215,325	21	56,979	-	(1,715)	-	-	55,285
Conversions of preferred stock	(10,400,000)	(1,040)	-	-	(50,000)	(5)	10,450,000	1,045	-	-	-	-	-	-
Conversion of interest payable	-	-	-	-	-	-	2,800,000	280	27,720	-	-	-	-	28,000
Repurchase and retirement of common stock	-	-	-	-	-	-	(1,500,000)	(150)	(350)	-	-	-	-	(500)
Share-based compensation expense	-	-	-	-	-	-	-	-	6,904,193	-	-	-	-	6,904,193
Stock warrants exercised	-	-	-	-	-	-	10,000,000	1,000	-	-	-	-	-	1,000
Purchase of treasury stock	-	-	-	-	-	-	-	-	-	-	-	(1,532,355)	-	(1,532,355)
Deemed dividend	-	-	-	-	-	-	-	-	-	-	-	-	(3,669,381)	(3,669,381)
Net earnings	-	-	-	-	-	-	-	-	-	-	-		2,788,605	2,788,605
Balance - April 30, 2020	32,478,750	$3,248	10,000,000	$1,000	3,490,000	$349	136,072,386	$13,607	$38,871,057	$(114,405)	$11,785	$(1,532,355)	$(33,992,697)	$3,261,589

The accompanying notes are an integral part of these consolidated financial statements.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF OPERATIONS

Sharing Services Global Corporation (“Sharing Services”, “we,” or the “Company”), formerly Sharing Services, Inc., markets and distributes its health and wellness products primarily in the United States and Canada. The Company is an emerging growth company and was incorporated in the State of Nevada in April 2015. It markets and distributes its products and services primarily through an independent sales force, which it refers to as “Elepreneurs,” using a marketing strategy which is a form of direct selling. The Company’s main operating subsidiaries are Elepreneurs Holdings, LLC and Elevacity Holdings, LLC.

The Company does not operate retail stores. It markets its products and services through its independent sales force and using its proprietary websites, including: www.elevacity.com. The Company’s fiscal year ends on April 30.

Corporate Name Change

In January 2019, Sharing Services, Inc. changed its corporate name to Sharing Services Global Corporation to better reflect the Company’s strategic intent to grow its business globally. In connection with the name change, the Company adopted the trading symbol SHRG effective April 4, 2019. Prior to this the Company’s common stock traded under the symbol SHRV.

Going Concern Reporting

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and settle its liabilities in the ordinary course of its business for the foreseeable future. The Company is an emerging growth company and, prior to its fiscal quarter ended January 31, 2018, the Company had virtually no sales. However, the Company’s net sales and/or gross margin generally have increased each quarter since the December 2017 launch of its Elevate health and wellness product line. For the full fiscal year ended April 30, 2020 and 2019, cash provided by operations was $11.3 million and $6.0 million, on sales of $131.4 million and $85.9 million, respectively. As of April 30, 2020, cash and cash equivalents were $11.7 million.

The Company believes it will be able to fund its working capital needs for the next 12 months with existing cash and cash equivalents, cash to be provided by operations, secured and unsecured debt, including through the issuance of convertible notes and short-term borrowings under financing arrangements, and capital transactions from time to time. Accordingly, the Company believes it will be able to continue to operate as a going concern, as defined by U.S. generally accepted accounting principles (“GAAP”), in the foreseeable future.

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

Comprehensive Income

For the fiscal periods covered by this Annual Report, the only component of the Company’s comprehensive income (loss) is the Company’s net earnings. Accordingly, the Company does not present a consolidated statement of comprehensive income.

Use of Estimates and Assumptions

The preparation of financial statements in accordance with GAAP requires the use of judgment and requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures about contingent assets and liabilities, if any. Matters that require the use of estimates and assumptions include: the recoverability of accounts receivable, the valuation of inventory, the useful lives of fixed assets, the assessment of long-lived assets for impairment, the nature and timing of satisfaction of multiple performance obligations resulting from contracts with customers, allocation of the transaction price to multiple performance obligations in a sales transaction, the measurement and recognition of right-of-use assets and related lease liabilities, the valuation of derivative liabilities, the valuation of share-based compensation awards, the measurement and recognition of uncertain tax positions, and the valuation of loss contingencies, if any. Actual results may differ from these estimates in amounts that may be material to our consolidated financial statements. We believe that the estimates and assumptions used in the preparation of our consolidated financial statements are reasonable.

Cash and cash equivalents

Cash and cash equivalents include cash on hand, demand deposits in banking institutions, and cash equivalents, if any. At April 30, 2020 and 2019, cash and cash equivalents also include $11.1 million and $3.5 million, respectively, of deposits with our merchant processors, consisting of proceeds from recent sales transactions, which are unrestricted and are not insured by any federal agency.

Cash equivalents, if any, represent highly liquid short-term investments with an original maturity of 90 days or less and are stated at cost, which approximates fair value.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consists primarily of amounts due from our merchant processors of $4.2 million and $4.5 million, as of April 30, 2020 and 2019, respectively, including $4.0 million and $4.1 million, respectively, receivable from one merchant processor. We assess the adequacy of our allowance for doubtful accounts, if any, on the basis of our historical collection data and current information. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Inventory and Cost of Goods Sold

Inventory consists of product held for sale in the normal course of our business. Inventory is stated at the lower of cost, determined using the first-in, first-out (“FIFO”) method, or net realizable value. Inventory cost reflects direct product costs and certain shipping and handling costs, such as in-bound freight. When estimating the net realizable value of inventory, we consider several factors including estimates of future demand for the product, historical turn-over rates, the age and sales history of the inventory, and historic and anticipated changes in our product offerings.

Physical inventory counts are performed at all facilities at least annually. Upon completion of physical inventory counts, our consolidated financial statements are adjusted to reflect actual quantities on hand. Between physical counts, we estimate inventory shrinkage based on our historical experience. We have policies and processes in place that are intended to minimize inventory shrinkage.

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

Property and Equipment

Property and equipment are recorded at cost and reported net of accumulated depreciation. Depreciation expense is recognized over an asset’s estimated useful life using the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the term of the related lease, including lease renewals considered reasonably assured. The estimated useful lives of other property and equipment are as follows:

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

Revenue Recognition

The Company derives revenue only from the sale of its products and services and recognizes revenue net of amounts due to taxing authorities (such as local and state sales tax). Our customers place sales orders online and through our “back-office” operations, which creates a contract and establishes the transaction price. The Company recognizes revenue when (or as) it transfers control of the promised goods and services to the customer. With respect to products sold, our performance obligation is satisfied upon receipt of the products by the customer. With respect to subscription-based revenue, including Elepreneurs membership fees, our performance obligation is satisfied over time (up to one year). The timing of our revenue recognition may differ from the time when we invoice and/or collect payment. The Company has elected to treat shipping and handling costs as an activity to fulfill its performance obligations, rather than a separate performance obligation.

Deferred sales revenue associated with product invoiced but not received by customers at the balance sheet date was $2.7 million and $2.5 million as of April 30, 2020 and 2019, respectively. In addition, as of April 30, 2020 and 2019, deferred sales revenue associated with our performance obligations for services offered on a subscription basis was $433,386 and $515,087, and deferred sales revenue associated with our performance obligations for customers’ right of return was $263,117 and $194,042, respectively. Deferred sales revenue is expected to be recognized over one year.

During the fiscal year ended April 30, 2020, no individual customer, or related group of customers, represents 10% or more of our consolidated net sales, and approximately 47% of our consolidated net sales were to recurring customers (which we refer to as “SmartShip” sales), approximately 26% were to new customers and approximately 27% were to our independent distributors. During the fiscal year ended April 30, 2020 and 2019, approximately 95% and 96%, respectively, of our consolidated net sales are to our customers and/or independent distributors located in the United States.

During the fiscal year ended April 30, 2020 and 2019, approximately 98% and 97%, respectively, of our consolidated net sales are from our health and wellness products (including approximately 25% from the sales of coffee and coffee-related products and approximately 52% from the sale of all other health and wellness products).

During the fiscal year ended April 30, 2020 and 2019, product purchases from one supplier accounted for approximately 98% and 96%, respectively, of our total product purchases.

The Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), effective May 1, 2018, using the cumulative effect transition method. The following table summarizes the impact of the adoption of ASC 606 on our condensed consolidated balance sheet as of April 30, 2019 and consolidated statement of operations for the fiscal year ended April 30, 2019:

Impact of Adoption on the Company’s Condensed Consolidated Balance Sheet

Caption	As Reported	Excluding the Impact of ASC 606	ASC 606 Impact
Inventory	$2,882,869	$2,282,468	$600,401
Other current assets	$373,310	$308,053	$65,257
Deferred sales revenues	$3,209,288	$1,611,126	$1,598,162

Impact of Adoption on the Company’s Condensed Consolidated Statement of Operations

Caption	As Reported	Excluding the Effect of ASC 606	ASC 606 Impact
Sales	$85,923,221	$87,521,383	$1,598,162
Cost of goods sold	28,796,936	29,462,594	665,658
Gross Profit	$57,126,285	$58,058,789	$932,504

The “ASC 606 Impact” indicated in the table above reflects the additional deferral of revenue (and related cost of goods sold) in connection with performance obligations yet to be satisfied at the balance sheet date. In addition, the “ASC 606 Impact” reflects recognition of a right to recover asset associated with our customers’ right of return.

Sales Commissions

The Company recognizes sales commission expense when incurred. In the fiscal year ended April 30, 2020 and 2019, sales commission expense was $59.0 million and $41.5 million, respectively, and is included in selling and marketing expenses in our consolidated statements of operations.

In the fiscal year ended April 30, 2019, the Company offered to members of its independent sales force who had met certain sales targets, fully vested warrants to purchase up to 11,000,000 shares its common stock with an estimated fair value of $1,805,287 (the “2019 Sales-related Warrants”). The warrants are exercisable for a period of two years from the issuance date, subject to certain default provisions, at the exercise price of $0.25 per share. The rights conferred by the warrants are not subject to service conditions and all other conditions necessary to earn the award have been satisfied, The Company deems the fair value of warrants to be an element of sales compensation expense. In the fiscal year ended April 30, 2019, the Company issued warrants to purchase up to 1,582,600 shares of its common stock, with a fair value of $267,620, pursuant to the program and recorded an estimated liability in the amount of $1,365,705 in connection with warrants offered but not issued. In the fiscal year ended April 30, 2020, the Company issued warrants to purchase up to 628,800 shares of its common stock, with a fair value of $95,445, pursuant to the program. The Company periodically assesses the amount of its estimated liability, including as it relates to the probability that the additional warrants will be issued pursuant to the program.

In the fiscal year ended April 30, 2019, sales commission expense includes $1,633,325 associated with the program, including the estimated liability discussed above. At April 30, 2020 and 2019, accrued sales commission payable was $7,983,536 and $7,402,659, respectively, and included $1,290,477 and $1,365,705, respectively, in estimated sales compensation payable with stock warrants in connection with the 2019 Sales-related Warrants.

Share-Based Payments

Prior to its fiscal quarter ended April 30, 2019, the Company accounted for share-based consideration issued in exchange of services by consultants in accordance with the provisions of ASC Topic No. 505, Equity: Equity-based Payments to Non-Employees, (“ASC 505”). Under ASC 505, the measurement of share-based payment transactions with non-employees is based on whichever is more reliably determinable: (a) the fair value of the goods or services received, or (b) the fair value of equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of the performance commitment date or the performance completion date.

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-07, Compensation – Stock Compensation (Topic 718) – Improvements to Nonemployee Share-based Payment Accounting which extended the provisions of ASC Topic 718, Compensation – Stock Compensation (“ASC 718”) to share-based awards issued to non-employees by public companies. Under ASC 718, among other things, share-based awards to non-employees must generally be measured at the grant-date fair value of the equity instrument that an entity is obligated to issue, provided that the services have been rendered and all other conditions necessary to earn the award have been satisfied. As permitted, the Company adopted the provisions of ASU 2018-07, prospectively, effective February 1, 2019.

In the fiscal year ended April 30, 2019, sales commission expense includes $1,633,325 in connection the 2019 Sales-related Warrants discussed above. Please see Note 16 – “Stockholders’ Equity (Deficit)” below for more information about the Company’s share-based awards.

Lease Accounting

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02), which requires lessees to report on their balance sheets a right-of-use asset and a lease liability in connection with most lease agreements classified as operating leases under the prior guidance (ASC Topic 840). Under the new guidance, codified as ASC Topic 842, the lease liability must be measured initially based on the present value of future lease payments, subject to certain conditions. The right-of-use asset must be measured initially based on the amount of the liability, plus certain initial direct costs. The new guidance further requires that leases be classified at inception as either (a) operating leases or (b) finance leases. For operating leases, periodic expense generally is flat (straight-line) throughout the life of the lease. For finance leases, periodic expense declines over the life of the lease. The new standard, as amended, provides an option for entities to use the cumulative-effect transition method. As permitted, the Company adopted ASC Topic 842 effective May 1, 2019 using the optional cumulative-effect transition method, and adoption resulted in an initial lease liability of approximately $1.4 million and a right to use asset in the same amount. The adoption of ASC Topic 842 did not otherwise have a material impact on the Company’s consolidated financial statements.

The Company leases space for its corporate headquarters, and additional office and warehouse space, under lease agreements classified as operating leases under the prior guidance. Please see Note 13 – “Leases” below for more information about the Company’s leases.

Income Taxes

The Company uses the asset and liability method in accounting for income taxes. Accordingly, we recognize deferred income taxes for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are anticipated to be recovered or settled. The effect on deferred taxes of a change in income tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets to the amount expected to be realized unless it is more-likely-than-not that such assets will be realized.

The Company uses the two-step approach to measure and recognize uncertain tax positions. First, we evaluate the tax position by determining if the weight of available evidence indicates it is more-likely-than-not that the position will be sustained on audit, including resolution through related appeals or litigation processes, if any. Secondly, we measure the tax position as the largest amount which is more-likely-than-not of being realized. The Company considers many factors when evaluating and estimating the Company’s tax positions, which may require periodic adjustments when new facts and circumstances become known. Please see Note 14 – “Income Taxes” below for more information about the Company’s accounting for income taxes.

Recently Issued Accounting Standard - Recently Adopted

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) which modifies the disclosure requirements on fair value measurements under ASC Topic No. 820, Fair Value Measurement, as amended (“ASC 820”). For public companies, ASU 2018-13 removes (a) the prior requirement to disclose the amount and reason for transfers between Level 1 and Level 2 of the fair value hierarchy (please see Note 3 – “Fair Value Measurements of Financial Instruments” below), (b) the policy for timing of transfers between levels, and (c) the valuation processes used for level 3 fair value measurements. For public companies, ASU 2018-13 also adds, among other things, a requirement to disclose the range and weighted average of significant unobservable inputs used in Level 3 fair value measurements. The Company adopted ASU 2018-13 effective February 1, 2020 and such adoption did not have a material effect on its consolidated financial statements.

Recently Issued Accounting Standards - Pending Adoption

In November 2019, the FASB issued ASU No. 2019-08, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements – Share-based Consideration Payable to a Customer (“ASU 2019-08”). ASU 2019-08 requires that an entity apply the guidance in ASC 718 to measure and classify share-based payment awards granted to a customer. Under ASC 718, among other things, share-based awards to non-employees must generally be measured at the grant-date fair value of the equity instrument. For entities that have adopted the provisions of ASU 2018-07, Compensation – Stock Compensation (Topic 718) – Improvements to Nonemployee Share-based Payment Accounting, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. As discussed above, the Company has adopted the provisions of ASU 2018-07. The Company has not adopted ASU 2019-08 but, based on its preliminary assessment, does not believe the impact of adoption will be material on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12, among other things, (a) eliminates the exception to the incremental approach for intra-period tax allocation when there is a loss from continuing operations and income (or a gain) from other items, (b) eliminates the exception to the general methodology for calculating income taxes in an interim period when the year-to-date loss exceeds the anticipated loss for the year, (c) requires than an entity recognize a franchise tax (or a similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, and (d) requires than an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation for the interim period that includes the enactment date. For public companies, these amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted but must involve the adoption of all amendments contained in ASU 2019-12 concurrently. The Company has not adopted ASU 2019-12 and is evaluating the potential impact of adoption on its consolidated financial statements.

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

Consistent with the valuation hierarchy contained in ASC 820, we categorized certain of our financial assets and liabilities as follows:

	April 30, 2020
	Total	Level 1	Level 2	Level 3
Assets
Accounts receivable, related party	$-	$-	$-	$-
Notes receivable	118,047	-	-	118,047
Investments in unconsolidated entities	20,000	-	-	20,000
Total assets	$138,047	$-	$-	$138,047
Liabilities
Convertible notes payable	$115,745	$-	$-	$115,745
Notes payable	-	-	-	-
Total liabilities	$115,745	$-	$-	$115,745

	April 30, 2019
	Total	Level 1	Level 2	Level 3
Assets
Accounts receivable, related party	$3,446,114	$-	$-	$3,446,114
Investments in unconsolidated entities	207,500	-	-	207,500
Total assets	$3,653,614	$-	$-	$3,653,614
Liabilities
Convertible notes payable	$870,567	$-	$-	$870,567
Notes payable	2,123,208	-	-	2,123,208
Total liabilities	$2,993,775	$-	$-	$2,993,775

The Company investments in unconsolidated entities are reported at cost in its consolidated financial statements and are $20,000 and $207,500 at April 30, 2020 and 2019, respectively. The investments are valued for purposes of this disclosure using unobservable inputs, since there are no observable market transactions for such investments. Please see Note 8 below for more information about our investments in unconsolidated entities. The fair values of accounts receivable, related party, and investments in unconsolidated entities approximate the carrying value of such assets.

At April 30, 2020 and 2019, convertible notes payable (including current maturities) are reported in our consolidated financial statements at amortized cost of $150,000 and $905,000, less unamortized debt discount of $34,255 and $34,433, respectively. Our notes and convertible notes payable are valued for purposes of this disclosure using the multi-nominal valuation model and observable inputs whenever available. There are no observable market transactions for our notes and convertible notes. Please see Notes 9 and 11 below for more information about our notes and convertible notes payable.

NOTE 4 – EARNINGS PER SHARE

We calculate basic earnings per share by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share is calculated similarly but reflects the potential impact of outstanding convertible preferred stock, stock warrants and other commitments to issue common stock, including shares issuable upon the conversion of convertible notes, except where the impact would be anti-dilutive. The calculation of diluted earnings per share also reflects an adjustment to earnings for the potential interest expense savings, net of applicable income tax, that would result if the Company’s convertible notes were converted at the beginning of the reporting period.

The following table sets forth the computations of basic and diluted earnings (loss) per share for the periods indicated:

	Fiscal Year Ended April 30,
	2020	2019
Net earnings	$2,788,605	$21,423,337
After-tax interest expense adjustment	37,414	279,950
Net earnings, if-converted basis	$2,826,019	$21,703,287
Weighted average basic shares	131,472,281	80,487,890
Dilutive securities:
Convertible preferred stock	46,125,389	90,914,381
Convertible notes	39,993,730	63,195,608
Stock options and warrants	22,232,572	5,212,360
Weighted average diluted shares	239,823,972	239,810,239
Earnings per share:
Basic	$0.02	$0.27
Diluted	$0.01	$0.09

NOTE 5 – NOTES RECEIVABLE

In the fiscal year 2020, the Company received a promissory note for $58,047 from a prior merchant processor in connection with amounts owed to the Company. In the fiscal year 2019, the Company received a promissory note for $106,404 from a prior merchant processor in connection with amounts owed to the Company. The Company and the issuer have been in negotiations aimed at settling this balance. In March 2020, the Company and the issuer of the note reached an agreement pursuant to which the Company expects to collect $60,000 in full payment of the balance owed to it. In January 2020, the Company recognized an impairment loss of $46,404 in connection therewith.

In March and April 2018, the Company entered into certain investment agreements with a third party pursuant to which the Company loaned an aggregate of $275,000 to the third party. Loans under the related promissory notes accrued at the rate of 12% per annum. In June 2019, the Company and the third party entered into a loan exchange agreement pursuant to which the Company received a promissory note for $309,309 in settlement of all amounts owed to the Company under the March and April 2018 loans, including loan principal of $275,000 and accrued but unpaid interest of $34,309. Loans under the June 2019 promissory note accrue interest at the rate of 8% per annum. In October 2019, after exhausting all efforts to collect the amounts due pursuant to the June 2019 promissory note, the Company recognized an impairment loss of $309,309 in connection therewith.

In July 2018, the Company and Hyten Global LLC (“Hyten”) entered into an Asset Purchase Agreement pursuant to which Sharing Services agreed to purchase certain operating assets from Hyten. In connection with the Asset Purchase Agreement, the Company had provided secured cash advances in the aggregate amount of $655,789. In September 2018, the Company and Hyten entered into a Rescission and Mutual Release agreement pursuant to which the parties agreed to terminate the transaction contemplated in the Asset Purchase Agreement and exchanged customary mutual releases. In addition, in September 2018, Hyten executed a promissory note in favor of the Company for $655,789 relating to the cash advances received from the Company prior to that date. The note bears interest at 5%. In April 2019, the Company determined that it is probable the Company will not recover its loan principal and, accordingly, the Company recognized a provision for uncollectible note receivable of $655,789 in connection therewith.

NOTE 6 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	As of April 30,
	2020	2019
Prepaid expenses	$404,089	$270,625
Right to recover asset	76,103	65,257
Employee advances and other	554,787	37,428
	$1,034,979	$373,310

Prepaid expenses consist of payments for goods and services (such as trade show expenses and insurance premiums) which are expected to be consumed in the Company’s operations in the next operating cycle. Right to recover asset is associated with our customers’ right of return and is expected to be recovered in one year or less. As of April 30, 2020, employee advances include $554,630 due from a director in connection with payroll tax obligations associated with the exercise of stock warrants.

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	As of April 30,
	2020	2019
Furniture and fixtures	$224,239	$193,737
Computer equipment and software	155,493	91,223
Leasehold improvements	106,877	82,981
Office equipment	31,652	30,601
Total property and equipment	518,261	398,542
Accumulated depreciation and amortization	(219,878)	(91,018)
Property and equipment, net	$298,383	$307,524

Depreciation and amortization expense for the fiscal year ended April 30, 2020 and 2019 was $128,860 and $83,035, respectively, excluding amortization of right-of-used assets on connection with the Company’s leases.

NOTE 8 – INVESTMENTS IN UNCOLSOLIDATED ENTITIES

At April 30, 2020 and 2019, investments in consolidated entities is $20,000 and $207,500, respectively. The Company has made from time to time investments in unconsolidated entities, including in entities engaged in developing, marketing and selling certain technology, media and travel products; online marketing and direct sales software systems; technology-based medical cards; and consumer insurance products. The Company does not, directly or indirectly, hold a controlling financial interest in any of these investees, as the phrase “controlling financial interest” is defined in GAAP. Thus, the Company does not report these investees on a consolidated basis. In addition, the Company does not exert influence over the operations or policies of the investees. For example, the Company’s officers, directors, and management are not involved in the operations or policies of the investees. Accordingly, the Company accounts for its investment in these investees on the cost basis.

In the fiscal year ended April 30, 2019, the Company recognized an impairment loss of $1.5 million in connection with its investments in 212 Technologies, an impairment loss of $1.25 million in connection with its investments in 561 LLC; an impairment loss of $1.25 million in connection with its investments in America Approved Commercial; an impairment loss of $250,000 in connection with its investments in Medical Smart Care LLC and an impairment loss of $187,500 in connection with its investments in LEH Insurance Group LLC as a result of a less than temporary decline in the value of the Company’s investments in these entities. In addition, in the fiscal year ended April 30, 2020, the Company recognized an impairment loss of $187,500 in connection with its investments in LEH Insurance Group LLC as a result of a less than temporary decline in the value of the Company’s investment. The Company’s impairment decisions were based on a number of economic and other factors common to these investees. These factors included, with respect to all investees named above, (a) failure by the investee to generate sustainable earnings and cash flows within a reasonable time after commencing operations, (b) failure by the investee to provide timely and accurate financial statements to the Company, and (c) failure by the investee to comply with certain covenants contained in the investment agreements. In addition, 561 LLC had never generated sales revenue and 212 Technology had been unable to bring to market commercially acceptable products. Based on these factors, we believe there is significant uncertainty about the ability of these investees to continue to operate as a going concern and, accordingly, about the ability of the Company to recover the Company’s investment in the foreseeable future.

Please see Note 17 – “Commitments and Contingencies” below for contingencies and other matters associated with the Company’s investments in unconsolidated entities.

NOTE 9 - NOTES PAYABLE

Notes payable consisted of the following at April 30, 2019:

Issuance Date	Maturity Date
November 2018	July 2019	$185,748
November 2018	July 2019	215,960
December 2018	December 2019	698,077
March 2019	September 2019	464,312
March 2019	September 2019	474,603
March 2019	September 2019	464,285
Total notes payable		2,502,985
Less: debt discount and deferred financing fees		(379,777)
		$2,123,208

In the fiscal year ended April 30, 2020, the Company paid in full all borrowings under financing arrangements with third-party lenders in the aggregate amount of $2.5 million, excluding accrued interest payable, which are shown on the table above.

In November 2018, the Company entered into financing agreements with two third-party lenders pursuant to which the Company agreed to sell certain future trade receipts, in the aggregate amount of $1,270,000, to the lenders. Net proceeds from these transactions aggregated $975,000, net of initial financing fees aggregating $25,000 and applicable financing costs calculated at an implied interest rate of 27%. In December 2018, the Company entered into a Loan Agreement and Promissory Note (the “loan agreement”) with Global Payroll Gateway pursuant to which the Company borrowed the principal amount of $1,000,000. Borrowings under the loan agreement were payable, with interest at 10%, in 52 weekly installments. In March 2019, the Company entered into financing agreements with three third-party lenders pursuant to which the Company agreed to sell certain future trade receipts, in the aggregate amount of $1,950,000, to the lenders. Net proceeds from these transactions aggregated $1,380,715, net of initial financing fees aggregating $119,285 and applicable financing costs calculated at an APR rate ranging from 79% to 80%.

Borrowings under the Company’s financing arrangements generally were secured by a lien on the Company’s accounts receivable, inventory, and property and equipment to the extent of borrowings outstanding at any point in time. In the fiscal year ended April 30, 2020 and 2019, interest expense associated with the Company’s promissory notes was $333,559 and $348,639, respectively, and is included in interest expense in our consolidated statements of operations.

NOTE 10 - ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consist of the following:

	As of April 30,
	2020	2019
Payroll and payroll related	$645,320	$37,807
Employee stock warrants liability	661,684	-
Accrued payroll and other taxes	554,630	-
Lease liability, current portion	476,950	-
Accrued shipping and freight	15,777	226,695
Accrued interest payable	15,419	139,746
Other operational accruals	409,389	290,887
	$2,779,169	$695,135

Employee stock warrants liability relates to stock warrants granted to directors, employees and consultants at an exercise price indexed to the market price of the Company’s common stock (please see Note 16 for more details). Lease liability, current portion, represent obligations due withing one year under operating leases for office space, automobiles, and office equipment. Please see Note 2 – “Significant Accounting Policies - Lease Accounting” above for information about the Company’s adoption of ASC Topic 842.

NOTE 11 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

		Conversion Price	As of April 30,
Issuance Date	Maturity Date	(per share)	2020	2019
October 2017	October 2022	$0.15	$50,000	$50,000
November 2017	On Demand	$0.0025	-	5,000
January 2018	On Demand	$0.0025	-	250,000
February 2018	On Demand	$0.0025	-	250,000
March 2018	On Demand	$0.01	-	250,000
April 2018	April 2021	$0.01	100,000	100,000
Total convertible notes payable			150,000	905,000
Less: unamortized debt discount and deferred financing fees			(34,255)	(34,433)
			115,745	870,567
Less: current portion of convertible notes payable			90,157	855,000
Long-term convertible notes payable			$25,588	$15,567

The Company’s convertible notes are convertible, at the option of the holder, into shares of the Company’s common stock at the conversion prices shown above. Borrowings on the Company’s convertible notes bear interest at the annual rate of 12%, except as otherwise indicated below.

On December 6, 2019, the Company and the holder of the Company’s convertible note dated April 13, 2018 (the “April 2018 Note”) entered into an addendum to the underlying promissory note. Pursuant to the addendum, the parties extended the maturity date of the April 2018 Note to April 13, 2021. In addition, after giving effect to the addendum, the April 2018 Note is non-interest bearing. All other terms of the April 2018 Note remain unchanged. The Company recorded this transaction as an exchange of debt instruments with substantially different terms. In connection therewith, the Company recognized a gain on extinguishment of debt of $13,972. The new debt was recorded net of an initial unamortized debt discount of $13,972, which is being amortized over the term of the April 2018 Note, as amended.

In the fiscal year ended April 30, 2020 and 2019, interest expense associated with the Company’s convertible notes was $47,360 and $254,367, respectively. The Company also recognized amortization expense related to the debt discounts and deferred financing fees in the aggregate amount of $14,151 and $1,154,510 for the fiscal year ended April 30, 2020 and 2019, respectively. These amounts are included in interest expense in our consolidated statements of operations.

In November 2018, the holder of a convertible note in the principal amount of $15,000 converted $6,000 of outstanding principal into 1,200,000 shares of the Company’s common stock and, in April 2019, converted $9,000 of outstanding principal and $1,000 of accrued but unpaid interest into 2,000,000 shares of the Company’s common stock. In addition, in December 2019, the holder of a convertible promissory note converted $28,000 in accrued but unpaid interest into 2,800,000 shares of the Company’s common stock.

As of April 30, 2018, certain of the Company’s notes had a conversion price based on a discount (39%) from the lowest two (2) prices for the Company’s common shares during the fifteen (15) trading days prior to conversion. The Company determined that the conversion feature of certain notes outstanding met the definition of “liability” in accordance with ASC Topic No. 815, “Derivatives and Hedging - Contracts in Entity’s Own Stock” (“ASC 815”) and, accordingly, bifurcated the embedded conversion option once each note became convertible, and accounted for it as a derivative liability. The fair value of the conversion feature was recorded as a debt discount and was amortized into interest expense over the term of each note. For this purpose, the Company valued the conversion feature using the Binomial option pricing valuation model. For notes issued during the period from inception (May 5, 2017) to April 30, 2018, the aggregate fair value of the derivative liability was $28,467,261. Of this amount, $1,199,000 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $27,268,261 was recognized as a “day 1” derivative loss.

During the fiscal year ended April 30, 2019, the Company repaid the convertible notes with a variable conversion rate, a conversion rate tied to the market price of the Company’s common stock. The remaining convertible notes and warrants outstanding have a fixed conversion rate and, accordingly, the number of shares issuable upon conversion is fixed. As a result of the repayment, the Company has recognized a decrease in its derivative liabilities resulting in the beneficial conversion feature associated with the remaining convertible notes and warrants of $1,187,242 (recognized as an increase to additional paid-in capital) and a gain on fair value of derivatives liabilities of $20,015,840. Please see Note 12 – “Derivative Liabilities” below for more information.

NOTE 12 - DERIVATIVE LIABILITIES

The Company had no derivative liability outstanding at any time during the fiscal year ended April 30, 2020. The Company analyzed the conversion option for derivative accounting consideration under ASC 815 and determined that the Company’s convertible notes and stock warrants outstanding at April 30, 2018 should be classified as a liability, under ASC 815, since the conversion options become effective at issuance and there is no explicit limit to the number of shares issuable upon conversion due to contingencies affecting the conversion rate. ASC 815 requires that we assess the fair market value of our derivative liabilities at the end of each reporting period and recognize the change in fair market value (“marked-to-market adjustments”) in measuring earnings.

The Company classifies its derivative liabilities under Level 3 of the three-level hierarchy for measuring fair value (please see Note 3– “Fair Value Measurements of Financial Instruments” above for more details) and uses a multi-nominal lattice model to calculate the fair value of these liabilities. The multi-nominal lattice model requires six data inputs including: (1) the exercise or conversion price, (2) the expected term (in years), (3) the expected volatility for the Company’s common stock, (4) the current stock price, (5) the risk-free interest rate, and (6) the expected dividend yield. Changes to these inputs could result in a significantly higher or lower fair value measurement.

The following weighted-average assumptions were used for the period indicated:

Fiscal Year Ended April 30, 2019
Expected term (in years)	1.0 – 5.0
Expected average volatility	107% – 237%
Risk-free interest rate	1.65% – 2.96%
Expected dividend yield	-

The following table summarizes the changes in the Company’s derivative liabilities:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at April 30, 2018	$30,488,655
Additions of new derivatives recognized as debt discounts	325,000
Additions of new derivatives recognized as loss on derivatives	679,032
Reclassifications of derivatives due to tainted instruments	258,132
Change in fair value of the derivative	(10,547,737)
Reclassification of derivative to additional paid-in capital	(1,187,242)
Change in derivative liabilities recognized as gain on derivative	(20,015,840)
Balance at April 30, 2019	$-

The following table summarizes the gain on derivative liability included in our consolidated statements of operations for the period indicated:

Fiscal Year Ended April 30, 2019
Day one loss due to derivative liabilities on convertible notes payable and warrants	$(679,032)
Change in derivative liabilities	20,015,840
Gain (loss) from marked-to-market adjustments	10,556,846
Net gain (loss) on derivative liabilities	$29,893,654

NOTE 13 – LEASES

The Company leases space for its corporate headquarters, and additional office and warehouse space, under lease agreements classified as “operating leases’” as defined in ASC Topic 842. The Company’s real estate lease agreements have remaining terms varying from one to two years, offer the Company customary renewal options, and contain provisions for customary common area maintenance (CAM) assessments by the lessor. Please see Note 2 – “Significant Accounting Policies” – “Property and Equipment” and “Lease Accounting” above for more information.

The following information pertains to the Company’s leases as of the balance sheet dates indicated:

Assets	Classification	As of April 30, 2020
Operating leases	Right-of-use assets, net	$800,381
Total leased assets		$800,381

Liabilities
Operating leases	Accrued and other current liabilities	$476,950
Operating leases	Lease liability, long-term	343,948
Total lease liability		$820,898

The following information pertains to the Company’s leases for the periods indicated:

		Fiscal Year Ended April 30,
Lease cost	Classification	2020	2019
Operating lease cost	General and administrative expenses	$637,876	$468,954
Operating lease cost	Depreciation and amortization	-	-
Operating lease cost	Interest expense, net	-	-
Total lease cost		$637,876	$468,954

The Company’s lease liability is payable as follows:

Fiscal year ended April 30,
2021	$476,950
2022	276,595
2023	50,630
2024	16,723
Thereafter	-
Total lease liability	$820,898

NOTE 14 – INCOME TAXES

The Company is an emerging growth company and, prior to its fiscal quarter ended October 31, 2018, had not generated earnings from its operations or pre-tax earnings. During its fiscal year ended April 30, 2018 and 2019, the Company had a consolidated operating loss of $6.0 million and $1.0 million, respectively. During the fiscal year ended April 30, 2020, the Company’s consolidated operating earnings were $9.7 million. The Company believes that it is probable it will utilize its available net operating losses entirely in the foreseeable future. During the fiscal year ended April 30, 2020, the Company recognized a current provision for income taxes of $2.1 million and a deferred income tax benefit of $1.6 million. Prior to the fiscal year ended April 30, 2020, the Company had not recognized a provision for (benefit from) income taxes.

In December 2017, the U.S. enacted comprehensive amendments to the Internal Revenue Code of 1986 (“U.S. Tax Reform of 2017”). Among other things, U.S. Tax Reform of 2017 reduced the federal statutory tax rate for corporate taxpayers to 21% and otherwise modified corporate tax rules in significant ways. The U.S. Tax Reform of 2017 did not otherwise have a material impact on the Company’s financial statements.

For the fiscal year ended April 30, 2020, our income tax rate reconciliation is as follows:

Federal statutory rate	21.0%
State income taxes and franchise tax	3.5%
Net operating loss utilization and other	(9.7)%
Effective tax rate	14.8%

For the fiscal year ended April 30, 2020, our consolidated provision for (benefit from) income taxes is as follows:

Current:
Federal	$2,020,305
State	113,714
Total current	2,134,019
Deferred:
Federal	(1,649,018)
State	-
Total deferred	(1,649,018)
Total consolidated income tax provision	$485,001

As of April 30, 2020, our deferred tax asset (liability) is as follows:

Gross deferred tax asset:
Share-based compensation	$1,098,622
Accruals and reserves not currently deductible	550,396
Total deferred tax asset	1,649,018
Total deferred tax liability	-
Total consolidated deferred tax asset	$1,649,018

NOTE 15 - RELATED PARTY TRANSACTIONS

Alchemist Holdings, LLC

In connection with the Company’s acquisition of Total Travel Media, Inc. in May 2017, the Company issued 7,500,000 shares of its Series B preferred stock and 7,500,000 shares of its Class B common stock to Alchemist Holdings, LLC (“Alchemist”), an entity which was under the operational control of the then Chairman of our Board of Directors. In connection with the Company’s acquisition of Four Oceans Holdings, Inc. in September 2017, the Company issued 50,000,000 shares of its Series A preferred stock to Alchemist. Such shares of Series A preferred stock have since been converted to shares of the Company’s Class A common stock. The information contained in Note 1 of Notes to the Consolidated Financial Statements located in ITEM 8 – Financial Statements and Supplementary Data in our Annual Report on Form 10-K for the fiscal year ended April 30, 2019 is incorporated herein by reference.

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

Related Party Sublease

The Company subleases warehouse and office space from Alchemist. During the fiscal years ended April 30, 2020 and 2019, rent expense associated with such sublease agreement was $91,980 and $8,184, respectively.

Accounts Receivable, Related Party

As disclosed earlier, in January 2019, the Company became aware of an unliquidated amount of potential liability arising from a series of cash advance loan transactions (the “Loan Transactions”) entered into by eight different lending sources and a Related Party entity (the “debtor entity”) at the time owned and/or controlled by a former Company officer. Without the knowledge of the Company and in contravention of the express provisions of both the Company’s Bylaws and the controlling Nevada Revised Statutes, this former officer also purported to obligate the Company (and two of the Company’s affiliates) to repay the amounts owed by the debtor entities under the Loan Transactions. The Company has settled all the debt associated with the Loan Transactions at a substantial discount from the amounts alleged by the holders of such debt. Additionally, in February 2019, the Company, the debtor entity, and the former Company officer entered into a comprehensive Settlement Agreement (the “February 2019 Settlement Agreement”), secured by substantial assets, pursuant to which the debtor entity and the former Company officer became obligated jointly and severally to repay the Company the sums expended by the Company in the resolution of the Loan Transactions. The Company had recorded an accounts receivable of $3.4 million from the debtor entity and the former Company officer in connection therewith. This amount was reported in accounts receivable, related party in our consolidated balance sheets.

In February 2020, the Company, the debtor entity, and the former Company officer entered into a Settlement Accommodation Agreement (the “Accommodation Agreement”) pursuant to which the debtor entity and the former Company officer agreed to transfer to the Company 22,683,864 shares of the Company’s common stock held by the debtor entity, in settlement of the obligations to the Company under the February 2019 Settlement Agreement. In addition, the Company, the debtor entity, and the former Company officer entered into a Securities Escrow Agreement (the “Escrow Agreement”). Under the terms of the Escrow Agreement, the Company acquired control of the 22,683,864 shares of the Company’s common stock to be transferred to the Company, which shares are to be transferred to the Company at a time that the Company, in its sole discretion, decides. In connection with Accommodation Agreement and Escrow Agreement, the Company recognized a deemed dividend in the amount of $2.6 million for the difference between the fair value of the 22,683,864 shares of the Company’s common stock on the effective date of such agreements, and the accounts receivable settled.

Under the terms of the Accommodation Agreement discussed in the preceding paragraph, the Company will also receive 15,625,000 shares of its common stock to offset certain legal and other expenses incurred by the Company in connection with various related-party legal claims. Under the terms of the Escrow Agreement discussed in the preceding paragraph, such shares are to be transferred to the Company at a time that the Company, in its sole discretion, decides. The Company has recognized a deemed dividend in the amount of $937,500 for the difference between the fair value of such 15,625,000 shares of the Company’s common stock and the settlement amount. In addition, under the terms of the Accommodation Agreement, the Company awarded to the debtor entity, a put option to sell to the Company up to 5.0 million shares of the Company’s common stock held by the debtor entity at $0.10 per share, subject to certain conditions. In connection therewith, the Company recorded a deemed dividend in the amount of $177,880 for the fair value of the put option.

See Note 17 – “Commitments and Contingencies” below for more information about our related parties.

NOTE 16 - STOCKHOLDERS’ EQUITY (DEFICIT)

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

In September 2017, the Company issued 75,000,000 shares of its Series A preferred stock in connection with the acquisition of Four Oceans Holdings, Inc. The Company recognized a deemed dividend of $18,750,000 in connection to the acquisition of Four Oceans.

During the fiscal year ended April 30, 2020 and 2019, stockholders converted an aggregate of 10,400,000 shares and 51,315,790 shares, respectively, of the Company’s Series A preferred stock into an equal number of shares of the Company’s common stock. During the fiscal year ended April 30, 2019, the Company issued 7,500,000 shares of its Series A preferred stock in connection with purchases of equity interest in unconsolidated entities, which were valued at a fair market value of $1,875,000.

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

In May 2017, the Company issued 10,000,000 shares of its Series B preferred stock in connection with the acquisition of Total Travel Media, Inc.

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

During the fiscal year ended April 30, 2020 and 2019, the Company issued 20,000 shares and 170,000 shares, respectively, of its Series C preferred stock in exchange for cash in the amount of $5,000 and $42,500, respectively, in connection with stock subscription agreements in the ordinary course of its business. During the fiscal year ended April 30, 2020 and 2019, holders of 50,000 shares and 600,000 shares, respectively, of the Company’s Series C preferred stock converted their holdings into an equal number of shares of the Company’s common stock.

Common Stock

The Company’s Board has authorized the issuance of up to 500,000,000 shares of common stock (Class A) and up to 10,000,000 shares of common stock (Class B), each with a par value of $0.0001 per share. Holders of our common stock are entitled to dividends, subject to the rights of the holders of other classes of capital stock outstanding having priority rights with respect to dividends. Our classes of common stock have the same rights, except that the holders of our Class B common stock have the right to elect a majority of our Board, while the holders of our Class A common stock together with our Series A preferred stock, Series B preferred stock and Series C preferred stock have the right to elect the rest of the directors. References to our “common stock” throughout this report include our Class A common stock and Class B common stock, unless otherwise indicated or the context otherwise requires.

During the fiscal year ended April 30, 2020 and 2019, the Company issued 30,000 shares and 870,000 shares, respectively, of its Class A common stock for cash in the amount of $7,500 and $217,500, respectively in connection with stock subscription agreements in the ordinary course of its business. In addition, in the fiscal year ended April 30, 2020 and 2019, the Company issued 215,325 shares and 449,851 shares, respectively, in exchange for consulting services with fair market value of $57,000 and $119,000, respectively. In the fiscal year ended April 30, 2018, the Company issued 10,000,000 shares of its Class B common stock in connection with the acquisition of Total Travel Media.

In the fiscal year ended April 30, 2020 and 2019, holders of 10,400,000 shares and 51,315,790 shares, respectively, of the Company’s Series A preferred stock, and holders of 50,000 shares and 600,000 shares, respectively, of the Company’s Series C preferred stock converted their holdings into an equal number of shares of the Company’s common stock.

In the fiscal year ended April 30, 2020 and 2019, holders of the Company’s convertible promissory notes converted $28,000 and $16,000, respectively, in notes principal and/or accrued interest into 2,800,000 shares and 3,200,000 shares, respectively, of the Company’s Class A common stock, pursuant to the terms of the underlying debt instruments.

In the fiscal year ended April 30, 2020 and 2019, the Company issued, in the aggregate, 10,000,000 shares and 21,470,620 shares, respectively, of its Class A common stock to officers and/or directors, at an exercise price of $0.0001 per share, upon the exercise of derivative instruments granted in conjunction with employment agreements disclosed previously. In addition, in the fiscal year ended April 30, 2019, the Company issued 800 shares of its Class A common stock in connection with stock warrants exercised, at an exercise price of $0.25 per share.

In addition, in the fiscal year ended April 30, 2020 and 2019, the Company repurchased in private transactions (and retired) 1,500,000 shares and 30,000,000 shares, respectively, of its Class A common stock.

Stock Options

In March 2018, the Company issued fully vested options to purchase up to 3,000,000 shares of its common stock to its Chief Financial Officer in connection with his employment agreement. The stock options had an exercise price of $0.0001 per share and were exercised in the fiscal year ended April 30, 2019.

Stock Warrants

In March 2018, the Company issued fully-vested warrants to purchase up to 5,000,000 shares of its Series A preferred stock and, in January 2019, fully-vested warrants to purchase up to 13,470,620 shares of the its Series A preferred stock to its President and Chief Executive Officer in connection with his employment agreement, as disclosed previously. All the stock warrants had an exercise price of $0.0001 per share and were exercised in the fiscal year ended April 30, 2019. In addition, the resulting shares of Series A preferred stock were converted into and equal number of the Company’s common stock.

In the fiscal year ended April 30, 2019, the Company sold 870,000 fully vested five-year warrants to purchase an equal number of shares of its common stock in connection with stock subscription agreements. The exercise price for these warrants is equal to 50% of the average closing bid price for the Company’s common stock for the 20-day trading period immediately prior to exercise.

In the fiscal year ended April 30, 2020, the Company issued stock warrants to purchase, in the aggregate, up to 32,000,000 shares of the its common stock, with an aggregate fair value of $6.8 million, to certain directors, employees and a consultant. These stock warrants have an exercise price equal to par ($0.0001 per share). In the fiscal year ended April 30, 2020, the Company issued 10,000,000 shares of its common stock to one director upon the exercise of warrants. In the fiscal year ended April 30, 2019, the Company issued warrants to purchase, in the aggregate, up to 160,000 shares of the its common stock to two consulting firms in exchange for consulting services with an aggregate fair value of $38,980.

In the fiscal year ended April 30, 2020 and 2019, the Company issued fully vested warrants to purchase up to 628,800 shares and 1,582,600 shares, respectively, of its common stock to members of its independent sales force, with a fair value of $95,445 and $267,620, respectively. The warrants are exercisable for a period of two years from the issuance date, subject to certain default provisions, at the exercise price of $0.25 per share. In the fiscal year ended April 30, 2019, the Company issued 800 shares of its common stock to members of its independent sales force in connection with stock warrants exercised.

The following table summarizes the activity relating to the Company’s stock warrants:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term
Outstanding at April 30, 2018	6,643,333	$0.04	8.7
Granted	16,083,220	0.31	2.6
Exercised	(18,471,420)	-	-
Expired or forfeited	-	-	-
Outstanding at April 30, 2019	4,255,133	$0.24	2.4
Granted	32,628,800	0.005	4.4
Exercised	(10,000,000)	0.0001	-
Expired or forfeited	-	-	-
Outstanding at April 30, 2020	26,883,933	$0.04	4.2

The following table summarizes additional information relating to stock warrants outstanding and exercisable:

Warrants Outstanding at April 30, 2020
Warrants Outstanding			Warrants Exercisable
	Weighted Average Remaining	Weighted Average		Weighted Average
Number of Shares	Contractual life (in years)	Exercise Price	Number of Shares	Exercise Price
22,000,000	4.7	$0.0001	22,000,000	$0.0001
2,180,000	3.1	$0.04	2,180,000	$0.04
2,270,600	0.9	$0.25	2,270,600	$0.25
100,000	1.9	$3.00	100,000	$3.00
333,333	2.4	$0.15	333,333	$0.15
26,883,933			26,883,933

The tables above do not include stock warrants issued to employees and consultants to purchase up to 11,575,000 shares of the Company’s common stock that have variable exercise prices and vest over time, including stock warrants to purchase up to 1,000,000 shares common stock that are fully vested at April 30, 2020. As of April 30, 2020, the Company has recognized a liability of $661,684 in connection with these stock warrants.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

Contingencies

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

As of September 16, 2019, the Company and 212 Technologies, LLC (“212 Technologies”) entered into a Release and Settlement Agreement (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the parties: (i) rescinded a certain “Stakeholder & Investment Agreement” dated May 21, 2017 (resulting in the return of 5,628,750 shares of the Company’s Series A Preferred Stock by 212 Technologies and the return of a 24% ownership stake in 212 Technologies by the Company) and (ii) terminated a certain “Software License Agreement” dated June 12, 2018 (the “SLA”) by and between 212 Technologies and Elepreneurs, LLC, a wholly owned subsidiary of the Company (“Elepreneurs”). In connection with the Settlement Agreement, Elepreneurs agreed to pay 212 Technologies the amount of $425,000 and to dismiss with prejudice a lawsuit it had previously filed concerning the functionality of the mobile application produced by 212 Technologies under the SLA, and the parties reached mutually accommodating terms and resolved all issues between their respective companies. The Company recognized a loss of $425,000 in connection with the Settlement Agreement. Please see Note 19 for more information.

Legal Proceedings – Related-Party Matters and Settlement Liability

On July 26, 2019, the Company and certain of its subsidiaries entered into a Settlement Agreement (the “July 26 Agreement”) with Company co-founder and former consultant Robert Oblon (“Oblon”). Pursuant to the July 26 Agreement and in compromise of a dispute concerning a prior contractual obligation and various competing claims, the Company agreed to pay Oblon the aggregate amount of $2.2 million, payable in 96 equal semi-monthly installments. On August 30, 2019, the Company ceased making the installment payments and filed a lawsuit against Oblon claiming, among other things, Oblon’s breach of contract related to the July 26 Agreement. During the fiscal year ended April 30, 2020, the Company made payments under the July 26 Agreement of $235,000. Effective as of February 28, 2020, the Company and the relevant subsidiaries, Oblon, certain officers and directors of the Company, and certain other corporate parties entered into a Settlement Agreement pursuant to which the relevant parties agreed to settle all prior disputes among them and the Company and Oblon terminated the July 26 Agreement. For the fiscal year ended April 30, 2020, the Company recognized expenses associated with settlement of several legal disputes, including the matter discussed in the preceding paragraph. These expenses include a loss of $2.7 million from the settlement of these matters.

Effective as of February 28, 2020, the Company and the relevant subsidiaries; Jordan Brock (“Brock”), a Co-Founder of the Company; Robert Oblon; certain officers and directors of the Company; and certain other corporate parties entered into a Multi-Party Settlement Agreement pursuant to which the foregoing parties agreed to settle all prior disputes among them. In addition, effective February 29, 2020, the Company, Alchemist and Brock entered into a Settlement Accommodation Agreement and an amendment to a previous founder’s agreement pursuant to which the Company agreed to pay to Brock the sum of $1.4 million over time, and the Company recognized a settlement liability for that amount. See Note 15 – “Related Party Transactions” above for more information.

As of April 30, 2020, the Company has a remaining settlement liability of $2,620,931 in connection with all matters discussed in the preceding two paragraphs.

Legal Proceedings – Other Matters

The Company from time to time is involved in various claims and lawsuits incidental to the conduct of its business in the ordinary course. We do not believe that the ultimate resolution of these matters will have a material adverse impact on our consolidated financial position, results of operations or cash flows.

(i) Cause No. 416-01969-2019; Larry Thompson, Sonya “Taylor” Thompson and Taylor Made Enterprises, Inc. v. Sharing Services Global Corporation f/k/a Sharing Services, Inc., filed in the 416th Judicial District of Collin County, Texas. On April 10, 2019, Larry Thompson, Sonya “Taylor” Thompson and Taylor Made Enterprises, Inc. filed a lawsuit against the Company, alleging they were due compensation as contractors on an oral contract. The Plaintiffs had signed a written contract with the Company that expired on November 30, 2018. A settlement was reached in this matter and the lawsuit was dismissed on October 3, 2019.

(j) Cause No. 296-02516-2019; Elepreneur, LLC and Elevacity Global LLC v. Larry Thompson, Sonya “Taylor” Thompson and Taylor Made Enterprises, Inc., filed in the 296th Judicial District of Collin County, Texas. On May 8, 2019, Elevacity and another of the Company’s subsidiaries, Elepreneur, LLC (“Elepreneur”) filed a lawsuit against Larry Thompson, Sonya “Taylor” Thompson and Taylor Made Enterprises, Inc. for disparagement of one of Elevacity’s products and the interference of Elevacity and Elepreneur’s distribution and sale of products. A settlement was reached in this matter and the lawsuit was dismissed on October 3, 2019.

(k) Case No. 4:19-cv-00386; Sharing Services Global Corporation, f/k/a Sharing Services, Inc. v. Taylor Made Enterprises, Inc., filed in the United States District Court for the Eastern District of Texas. On May 29, 2019, the Company filed a lawsuit in federal court asserting claims for violations of the Lanham Act and related claims arising from the Defendant’s claims relating to the trademark Elevate Pink™. A settlement was reached in this matter and the lawsuit was dismissed on October 3, 2019.

(l) Opposition No. 91249474; Sharing Services IP Holdings, LLC and Sharing Services Global Corporation v. Taylor Made Enterprises, Inc. On July 10, 2019, SHRG IP Holdings, LLC (“SHRG IP”) a subsidiary of the Company, and the Company filed a trademark opposition with the United States Patent and Trademark Office, relating to the pending registration of certain trademarks by Taylor Made Enterprises, Inc. due to the Company’s pending trademark applications for Elevate Pink™. A settlement was reached in this matter and a Withdrawal of Notice of Opposition was filed with the USPTO Trademark Trial and Appeal Board on October 2, 2019.

(m) Cause No. 416-02428-2019; Sharing Services Global Corporation, f/k/a Sharing Services, Inc. v. XIP Technologies, LLC, pending in the 416th Judicial District of Collin County, Texas. On May 6, 2019, the Company filed a lawsuit against XIP Technologies, LLC to recover money held by XIP Technologies, LLC that was owed to the Company. The Company obtained a writ of garnishment against a third-party holding funds for XIP Technologies, LLC. XIP Technologies, LLC has filed an answer denying the claims asserted against it. A settlement was reached in this matter and, upon final payment of the amounts due to the Company under the Settlement Agreement, the lawsuit will be dismissed.

(n) Cause No. 296-03925-2019; Elepreneur, LLC v. 212 Technologies, LLC, filed in the 296th Judicial District of Collin County, Texas. On July 23, 2019, Elepreneur filed a lawsuit against 212 Technologies, LLC for issues arising from a software license agreement. A settlement was reached in this matter and the lawsuit was dismissed on March 23, 2020.

(o) Cause No. 296-03589-2019; Pruvit Ventures, Inc. v. Elevacity, LLC, pending in the 296th Judicial District of Collin County, Texas. On July 3, 2019, Pruvit Ventures, Inc. filed a lawsuit against Elevacity, alleging a breach of contract claim. Elevacity has denied the claim of breach contract.

(p) Cause No. 219-04726-2019; Sharing Services Global Corporation v. Kenyatto M. Jones, Bear Bull Market Dividends, Inc. and Research and Referral, BZ, filed in the 219th Judicial District of Collin County, Texas. On August 22, 2019, the Company filed a lawsuit against Kenyatto M. Jones, Bear Bull Market Dividends, Inc. and Research and Referral, BZ for breach of contract, statutory fraud in a stock transaction, and violations of the Texas Securities Act. On April 13, 2020, the court issued a Final Default Judgment in favor of the Company finding Research and Referral, BZ (“R&R”) liable for the Company’s claims of fraud in the inducement and statutory fraud in a stock transaction. Further, the court ordered that the stock transaction between the Company and R&R be rescinded and the Company’s stock transferred in such transaction be returned to the Company. Due to the pending lawsuits in Nevada, described below, the Company elected to dismiss its claims against Kenyatto M. Jones and Bear Bull Market Dividends, Inc. without prejudice in Texas.

(i) Case No. A-19-802861-B; Sharing Services Global Corporation v. Bear Bull Market Dividends, Inc., Alchemist Holdings, LLC and Kenyatto M. Jones, pending in the District Court of Clark County, Nevada. On October 1, 2019, the Company filed suit against two shareholders, Bear Bull Market Dividends, Inc. and Alchemist Holdings, LLC, and the key principal of Bear Bull Market Dividends, Inc., Kenyatto M. Jones, concerning an amended certificate of designation filed by the Company, and for allegations of self-dealing by the two shareholders. An entry of default was made against two of the defendant shareholders as well as Mr. Jones, as a key principal. This matter remains pending.

(j) Case No. A-20-811265-C; Sharing Services Global Corporation v. Bear Bull Market Dividends, Inc., Research and Referral, BZ and Kenyatto M. Jones, pending in the District Court of Clark County, Nevada. On February 27, 2020, the Company filed suit against two shareholders, Bear Bull Market Dividends, Inc. and Research and Referral BZ, as well as a key principal of Bear Bull Market Dividends, Inc., Kenyatto M. Jones, concerning breach of contract, fraud, violations of state securities laws and alter ego relating to a stock exchange/transfer transaction, involving the Company’s stock. An entry of default was made against the two shareholders and key principal Jones and the matter remains pending.

(k) Cause No. 366-04941-2019; Sharing Services Global Corporation, Elepreneurs U.S., LLC and Elevacity, LLC v. Robert Oblon, filed in the 366th Judicial District of Collin County, Texas. On August 30, 2019, the Company and its affiliated entities filed a lawsuit against Robert Oblon for breach of contract, tortious interference with business relationships, and misappropriation of trade secrets, and sought injunctive relief. A settlement was reached in this matter and the lawsuit was dismissed on March 2, 2020. As part of the settlement, the Company agreed to pay amounts that were due to Oblon under a prior settlement agreement in the approximate amount of $2,000,000, to be paid in installments through June 1, 2020. The Company completed its final payment obligation in accordance with the settlement agreement.

(l) Cause No. 380-01007-2020; Elepreneurs Holdings, LLC, d/b/a Elepreneur, LLC v. Carissa Rogers and Barbie Williams, filed in the 380th Judicial District of Collin County, Texas. On February 20, 2020, Elepreneurs Holdings, LLC filed a lawsuit against two of its former distributors for breach of contract, tortious interference with business relationships, tortious interference with contracts, and disparagement of a perishable food product, and sought injunctive relief. A settlement was reached in this matter and Agreed Final Judgment and Permanent Injunction was entered on April 8, 2020.

(m) Cause No. DC-19-20587; Sharing Services Global Corporation f/k/a Sharing Services, Inc. v. Amber-Lynn Beers-Hutchinson, n/k/a Amber-Lynn Cantrell, pending in the 192nd Judicial District of Dallas County, Texas. On December 30, 2019, the Company filed a lawsuit against a former contractor for breach of contract. The defendant in this matter filed a counterclaim, asserting defamatory conduct engaged in by the Company. This matter remains pending.

(n) On December 4, 2019, Entrepreneur Media, Inc. (“EMI”) filed a Notice of Opposition in response to the “Elepreneurs” trademark application filed by SHRG IP Holdings, LLC, a wholly owned subsidiary of the Company. This opposition proceeding is now before the Trademark Trial and Appeal Board of the United States Patent and Trademark Office (“TTAB”). On April 13, 2020, SHRG IP Holdings, LLC filed an answer to the Notice of Opposition. Legal counsel for the parties held a mandatary discovery conference on May 12, 2020. This matter remains pending.

(o) On May 20, 2020, the Company (through its legal counsel, Jones, Davis & Jackson, PC) received a demand letter from legal counsel representing a former employee of the Company. The Company has denied the claim of this at-will employee and this matter remains pending.

(p) Company subsidiaries Elevacity Holdings, LLC, Elevacity U.S., LLC, Elepreneurs Holdings, LLC and Elepreneurs U.S., LLC (collectively, the “Subsidiaries”) received notice of a dispute with a former officer of such Subsidiaries regarding severance payments allegedly due under an executive employment agreement. The Company and its Subsidiaries have disputed this matter, and the issues between the parties remain outstanding.

(q) In March 2019, the Company engaged in preliminary discussions with various independent contractor distributors of the Subsidiaries regarding a previously reported dispute concerning the issuance of stock warrants based on the satisfaction of certain individual sales production metrics. The Company previously recorded a liability of $0.1644 per share for the projected resolution of this matter, which remains pending.

NOTE 18 - BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

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

The Company’s segment information is as follows:

	Fiscal Year Ended April 30,
	2020	2019
Net sales
Health and wellness products	$129,024,888	$83,483,841
Other	2,365,018	2,439,380
Total net sales	$131,389,906	$85,923,221
Operating earnings (loss):
Segment gross profit:
Health and wellness products	$91,831,033	$55,477,170
Other	1,683,257	1,649,115
Total segment gross profit	93,514,290	57,126,285
Selling and marketing expenses	60,814,242	43,956,495
General and administrative expenses	23,004,747	14,269,984
Consolidated operating earnings (loss)	$9,695,301	$(1,100,194)
Total Assets:
Health and wellness	$23,347,464	$14,442,146
Corporate	1,229,894	1,561,877
Consolidated total assets	$24,577,358	$16,004,023
Payments for property and equipment:
Health and wellness	$152,814	$281,535
Corporate	8,043	14,818
Consolidated payments for property and equipment	$160,857	$296,353
Depreciation and amortization:
Health and wellness	$122,417	$74,732
Corporate	6,443	8,303
Consolidated depreciation and amortization	$128,860	$83,035

Geographic Area Information

During the fiscal year ended April 30, 2020 and 2019, approximately 95% and 96%, respectively, of our consolidated net sales are to customers and/or independent distributors located in the U.S. (based on the customer’s shipping address). The Company expects its sales to customers and/or independent distributors located outside the U.S. to increase in the future and plans to provide disclosure about its sales by geographic area. All the Company assets are located in the U.S.

NOTE 19 - SUBSEQUENT EVENTS

On May 13, 2020, a commercial bank granted to the Company a loan (the “Loan”) in the amount of $1,040,400, which is administered under the authority and regulations of the U.S. Small Business Administration pursuant to the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Loan, which is evidenced by a note dated May 13, 2020, bears interest at an annual rate of 1.0% and matures on May 13, 2022. The Note may be prepaid without penalty, at the option of the Company, at any time prior to maturity. Proceeds from loans granted under the CARES Act are intended to be used for payroll, costs to continue employee group health care benefits, rent, utilities, and certain other qualified costs (collectively, “qualifying expenses”). The Company intends to use the loan proceeds for qualifying expenses. The Company’s borrowings under the Loan may be eligible for loan forgiveness if used for qualifying expenses incurred during the “covered period,” as defined in the CARES Act, except that the amount of loan forgiveness is limited to the amount of qualifying expenses incurred during the 8-week period commencing on the loan effective date. In addition, the amount of any loan forgiveness may be reduced if there is a decrease in the average number of full-time equivalent employees of the Company during the covered period, compared to the comparable period in the prior calendar year. The Company’s indebtedness, after any such loan forgiveness, is payable in 18 equal monthly installments commencing on December 13, 2020, with all amounts due and payable by the maturity date.

As discussed in Note 15, under the terms of the Accommodation Agreement, the Company awarded to the debtor entity, a put option to sell to the Company up to 5.0 million shares of the Company’s common stock at $0.10 per share, subject to certain conditions. Under the terms of the Accommodation Agreement, as amended, during the period from July 1, 2020 to June 30, 2021, the debtor entity has the option to sell to the Company no more than 1,000,000 shares in any 30-day period. Consistent with such terms, effective July 1, 2020, the debtor entity exercised its put option whereas the Company is obligated to purchase 1,000,000 shares on the first day of each month, commencing on July 1, 2020 and ending on November 1, 2020. The Company intends to pay for this share repurchase with cash on hand and future cash flows from operating activities.

As discussed in Note 17, In September 2019, the Company and 212 Technologies, LLC (“212 Technologies”) entered into a Release and Settlement Agreement (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the parties, among other things rescinded a certain “Stakeholder & Investment Agreement” dated May 21, 2017 and 212 Technologies returned 5,628,750 shares of the Company’s Series A Preferred Stock. On July 1, 2020, the Company retired these shares.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Background. This section includes information concerning the registrant’s disclosure controls and procedures, and internal control over financial reporting. This section should be read in conjunction with the certifications included elsewhere in this Annual Report for a more complete understanding of the topics presented.

Evaluation of Effectiveness of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of the end of the fiscal period covered by this Annual Report. Certifications of our CEO and our CFO, which are required in accordance with Rule 13a-14 and 15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, are attached as Exhibits 31.1 and 31.2 to this Annual Report.

Limitations on the Effectiveness of Controls. We do not expect that our disclosure controls and procedures will prevent all errors and all fraud. A system of disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. Because of the limitations in all such systems, no evaluation can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Furthermore, the design of any system of disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how unlikely. Because of these inherent limitations in a cost-effective system of controls and procedures, misstatements or omissions due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation. The evaluation of our disclosure controls and procedures included a review of their objectives and design, our implementation of the controls and procedures and the effect of the controls and procedures on the information generated for use in this Annual Report. In the course of the evaluation, we sought to identify whether we had any data errors, control problems or acts of fraud, and to confirm that appropriate corrective action, including process improvements, was being undertaken if needed. This type of evaluation is performed on a quarterly basis so that conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our Quarterly Reports on Form 10-Q and our Annual Reports on Form 10-K. Many of the components of our disclosure controls and procedures are also evaluated by our legal department and by personnel in our finance organization. The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures on an ongoing basis, and to maintain them as dynamic systems that can change as conditions warrant.

Conclusions Regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of April 30, 2020, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting.

Management of the Company, including the CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance to management and our Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), assessed the effectiveness of our internal control over financial reporting as of April 30, 2020. Based on this assessment, management has concluded that, as of April 30, 2020 our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting. During our most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In the fiscal year ended April 30, 2020, we conducted a comprehensive assessment of our information technology systems, with a view of implementing a system upgrade that can accommodate the Company’s current and anticipated growth. Implementation of this system upgrade, which is anticipated to be complete in the fiscal year ending April 30, 2021, is not expected to result in changes in our internal control over financial reporting that will materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as stated below, the information required by Item 10 of this Annual Report is incorporated herein by reference from our Proxy Statement related to the 2020 Annual Meeting of Stockholders under the headings “PROPOSAL 1 – ELECTION OF DIRECTORS,” “EXECUTIVE OFFICERS AND BOARD OF DIRECTORS,” and “CORPORATE GOVERNANCE AND BOARD MEMBERS.”

Executive Officers

The Company’s CEO serves on the Board of Directors of an entity that, as of April 21, 2020, owns 16,082,424 shares of the Company’s Class A common stock.

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

ITEM 11. EXECUTIVE COMPENSATION

We are a Smaller Reporting Company, as defined in Rule 12b-2 of the Exchange Act and, accordingly, have omitted certain information required by Item 11 of this Annual Report as permitted by applicable scaled disclosure rules.

The additional information required by Item 11 of this Annual Report is incorporated herein by reference from our Proxy Statement related to the 2020 Annual Meeting of Stockholders under the headings “EXECUTIVE COMPENSATION – DIRECTOR AND OFFICER COMPENSATION,” “SUMMARY COMPENSATION TABLE,” “DIRECTOR COMPENSATION” and “OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as stated below, the information required by Item 12 of this Annual Report, including information about securities granted under individual compensation arrangements with executives of the registrant, is incorporated herein by reference from our Proxy Statement related to the 2020 Annual Meeting of Stockholders under the headings “EXECUTIVE COMPENSATION” and “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”

Equity Compensation Plans

The table below reflects stock warrants issued to the Company’s directors, officers, employees, independent sales representatives and consultants in the fiscal year ended April 30, 2020:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)(2)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	24,370,600	$0.04	12,789,700
Total	24,370,600	$0.04	12,789,400

(1)

The Company’s Board of Directors (the “Board”) has authorized the issuance to the Company’s independent sales representatives, which the Company refers to as Elepreneurs, of fully vested warrants to purchase up to 15,000,000 shares of the Company’s common stock, at an exercise price of $0.25 per share. To date, the Company has issued stock warrants to purchase up to 2,210,600 shares of its common stock under this authorization.

(2)	In the fiscal year 2020, the Board authorized the issuance of fully vested stock warrants to purchase an aggregate of up to 32,000,000 shares of the Company’s common stock to certain directors, employees, and consultants, at an exercise price of $0.0001 per share. At April 30, 2020, stock warrants to purchase up to 22,000,000 shares under this authorization remain outstanding. The Board has authorized the issuance of fully vested stock warrants to purchase an aggregate of up to 160,000 shares of the Company’s common stock to two suppliers.

(3)	The table above does not reflect (i) stock warrants sold in connection with stock subscription agreements, to purchase up to 2,180,000 shares of the Company’s common stock, at an exercise price determined by the average trading price per share of the Company common stock, or (ii) stock warrants to purchase 333,333 shares of the Company’s common stock, at an exercise price of $0.15 per share, issued in October 2017 in connection with a loan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We are a Smaller Reporting Company, as defined in Rule 12b-2 of the Exchange Act and, accordingly, have omitted certain information required by Item 13 of this Annual Report as permitted by applicable scaled disclosure rules.

The additional information required by Item 13 of this Annual Report is incorporated herein by reference from our Proxy Statement related to the 2020 Annual Meeting of Stockholders under the heading “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of this Annual Report is incorporated herein by reference from our Proxy Statement related to the 2020 Annual Meeting of Stockholders under the heading “PROPOSAL 4 – RATIFICATION OF THE APPOINTMENT OF OUR INDEPENDENT AUDITORS.”

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Annual Report:

(a) List of Financial Statements and Financial Statement Schedules required by Item 8 of this Annual Report: Please see Consolidated Financial Statements beginning on Page 25 of this Annual Report. Certain financial statement schedules have been omitted because the required information does not apply or is contained in the registrant’s Consolidated Financial Statements, including the notes thereto.

(b) Exhibits

The following exhibits are filed as part of this Annual Report or are incorporated herein by reference:

3.1	Amended and Restated Articles of Incorporation of Sharing Services Global Corporation, which is incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 24, 2019

3.2	Bylaws of Sharing Services Global Corporation, which is incorporated herein by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 24, 2019

4.1	Certificate of Designations of Series A Preferred Stock, which is incorporated herein by reference from Exhibit 3.1.2 to the Company’s Current Report on Form 8-K filed on May 8, 2017

4.2	Certificate of Designations of Series B Preferred Stock, which is incorporated herein by reference from Exhibit 3.1.3 to the Company’s Current Report on Form 8-K filed on May 8, 2017

4.3	Amendment to Certificate of Designations of Series B Preferred Stock, which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on August 29, 2019

4.4	Certificate of Designations of Series C Preferred Stock, which is incorporated herein by reference from Exhibit 3.1.4 to the Company’s Current Report on Form 8-K filed on May 8, 2017

4.5	Convertible Promissory Note dated April 13, 2018 issued by Sharing Service, Inc. in favor of RB Capital Partners, Inc., which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on April 19, 2018

4.6	U. S. Small Business Administration Note dated May 13, 2020 issued by Sharing Services Global Corporation in favor of Prosperity Bank, which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on May 18, 2020

10.1	Share Exchange Agreement dated May 23, 2017 by and between Sharing Service, Inc., Total Travel Media, Inc., and the Equity Holders of Total Travel Media, Inc., which is incorporated herein by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed on September 21, 2017

10.2	Share Exchange Agreement dated September 29, 2017 by and between Sharing Service, Inc., Four Oceans Holdings, Inc., and the Equity Holders of Four Oceans Holdings, Inc., which is incorporated herein by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 5, 2017

10.3	Share Exchange Agreement dated October 4, 2017 by and between Sharing Service, Inc., 561 LLC, and the Equity Holders of 561 LLC, which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on October 10, 2017

10.4	Share Exchange Agreement dated October 4, 2017 by and between Sharing Service, Inc., America Approves Commercial LLC and the Equity Holders of America Approves Commercial LLC, which is incorporated herein by reference from Exhibit 1.2 to the Company’s Current Report on Form 8-K filed on October 10, 2017

10.5	Share Exchange Agreement dated October 4, 2017 by and between Sharing Service, Inc., Medical Smart Care LLC and the Equity Holder of Medical Smart Care LLC, which is incorporated herein by reference from Exhibit 1.3 to the Company’s Current Report on Form 8-K filed on October 10, 2017

10.6	Share Exchange Agreement dated October 4, 2017 by and between Sharing Service, Inc., LEH Insurance Group LLC and the Equity Holder of LEH Insurance Group LLC, which is incorporated herein by reference from Exhibit 1.4 to the Company’s Current Report on Form 8-K filed on October 10, 2017

10.7	Amended and Restated Executive Employment Agreement effective as of May 16, 2019 between Frank A. Walters and Sharing Service Global Corporation, which is incorporated herein by reference from Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on March 12, 2020

10.8	Amended and Restated Executive Employment Agreement effective as of May 16, 2019 between John “JT” Thatch and Sharing Service Global Corporation, which is incorporated herein by reference from Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on March 12, 2020

10.9	Contractor Agreement dated April 12, 2018 by and between Sharing Service, Inc. and Robert Oblon, which is incorporated herein by reference from Exhibit 1.2 to the Company’s Current Report on Form 8-K filed on April 19, 2018

10.10	Contractor Agreement dated April 26, 2018 by and between Sharing Service, Inc. and Jordan Brock, which is incorporated herein by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 23, 2018

10.11	Form of Elepreneur Agreement, which is incorporated herein by reference from Exhibit 10.20 to the Company’s registration Statement on Form 10-12G/A filed on December 13, 2018

10.12	Sharing Services Global Corporation Elepreneurs Compensation Plan of 2019, which is incorporated herein by reference from Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed on December 16, 2019

10.13	Loan Agreement and Promissory Note by and between Sharing Services, Inc. and Global Payroll Gateway, Inc., which is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 17, 2018

10.14	Letter of resignation of Jordan Brock, which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on January 29, 2019

10.15	Letter of resignation of Robert Oblon, which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on February 6, 2019

10.16	Agreement for the Purchase and Sale of Future Receipts dated March 5, 2019 between Sharing Services Global Corporation and eMerchant Advance LLC, which is incorporated herein by reference from Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on July 10, 2019

10.17	Agreement for the Purchase and Sale of Future Receipts dated March 5, 2019 between Sharing Services Global Corporation and Trust Capital Funding LLC, which is incorporated herein by reference from Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on July 10, 2019

10.18	Agreement of Sale of Future Receipts dated March 6, 2019 by and between Sharing Services Global Corporation and Libertas Funding LLC, which is incorporated herein by reference from Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on July 10, 2019

10.19	Letter of resignation from the Board of Frank A. Walters, which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on May 23, 2019

10.20	Settlement Agreement between Sharing Service Global Corporation and relevant subsidiaries, and Robert Oblon dated as of July 26, 2019, which is incorporated herein by reference from Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q filed on September 16, 2019

10.21	Multi-Party Settlement Agreement, effective as of February 28, 2020, by and between Sharing Services Global Corporation and relevant subsidiaries, Robert Oblon, Jordan Brock, certain officers and directors of Sharing Services Global Corporation, and certain other corporate parties *

21.1	List of Subsidiaries of Sharing Services Global Corporation *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101	The following financial information from our Annual Report on Form 10-K for the fiscal year ended April 30, 2020 and 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows and (iv) Consolidated Statements of Stockholders’ Equity (Deficit) *

*Included herewith

(c) Financial Statement Schedules – Not applicable

ITEM 16. FORM 10-K SUMMARY.

As permitted, the Company has elected to omit the information required by Item 16 of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of July 2020.

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

Signature	Title	Date

/s/ Keith R. Halls	Chairman of the Board of Directors	July 8, 2020
Keith R. Halls

/s/ John Thatch	President, Chief Executive Officer and	July 8, 2020
John Thatch	Director (Principal Executive Officer)

/s/ Chan Heng Fai Ambrose	Independent Director	July 8, 2020
Chan Heng Fai Ambrose

