Form 10-Q
period 2020-07-31
SHARING SERVICES GLOBAL Corp
filed 2020-09-11
CIK 1644488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2020

or

[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of September 9, 2020, there were 179,080,633 shares of the issuer’s class A common stock and 7,500,000 shares of the issuer’s class B common stock outstanding.

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

Readers should not place undue reliance upon the Company’s forward-looking statements, since such statements speak only as of the date they were made. Such forward-looking statements may refer to events that ultimately do not occur, or may occur to a different extent, or occur at a different time than such forward-looking statements describe. Except to the extent required by federal securities laws, the Company undertakes no obligation to publicly update or revise any forward-looking statements contained in this Quarterly Report and in any documents incorporated by reference herein, whether as a result of new information, future events, or otherwise. The Company acknowledges that all forward-looking statements involve risks and uncertainties that could cause actual events and/or results to differ materially from the events and/or results described in the forward-looking statements. Such risks and uncertainties include, but are not limited to, risks and uncertainties concerning:

●	Our dependence upon a direct selling system to sell our products, and the highly competitive and dynamic nature of the direct selling industry.

●	Our ability to attract and retain key personalities and independent distributors to promote our products; the ability of a key personality or distributor to successfully perform his or her role; and the potential adverse effect of the loss of a high-level distributor or a significant number of distributors for causes out of our control.

●	Changes to our sales compensation plan could be negatively received by members of our sales force, could fail to achieve the desired long-term goals, and could adversely impact future sales.

●	The success of our growth initiatives, including our efforts to attract and retain new customers, build brand awareness, and our efforts to generate recurring customer orders, which we call “SmartShip” orders.

●	Our ability to anticipate and effectively respond to changes in consumer preferences and buying trends in a timely manner.

●	Our dependence on one supplier for a substantial portion of the products we sell and the potential for material disruptions in our supply chain or potential increases in the prices of the products we purchase beyond what we can pass along to our customers.

●	Potential disruptions in the supply of raw materials used to manufacture our products or potential increases in the prices of such raw materials resulting in increased costs to us beyond what we can pass along to our customers.

●	Our dependence on one merchant processor for a material portion of our sales proceeds.

●	Our financial performance could be adversely affected by economic slowdowns, particularly over extended periods.

●	The potential impact of the COVID-19 virus outbreak and its impact on the United States economy.

●	Our ability to effectively manage and control our operating expenses.

●	Our quarterly financial performance and potential fluctuations therein.

●	Our ability to generate sustained, positive cash flows from operations or to obtain additional financing, if needed, with which to fund our working capital needs now and in the future.

●	Our ability to attract and retain talented employees and management.

●	Our ability to maintain a positive image and brand acceptance in the dynamic and sometimes unpredictable social media environment.

●	Our ability to comply with current laws and regulations or our becoming subject to new or more stringent laws and regulations in the future, including applicable laws and regulations in jurisdictions outside the United States.

●	Potential product liability claims could harm our business.

●	The success of our efforts to register our trademarks and protect our intellectual property rights.

●	Our potential unintended infringement on the intellectual property rights of others.

●	The potential impact if products sold by us were found to be defective in labeling or content.

●	The costs and effects of litigation and other claims.

●	Past or future reformulations of our products, including as a result of potential governmental enforcement action, could be negatively received by our sales force and customers and adversely impact future sales.

●	Our stated intension to expand into foreign markets may expose us to foreign currency exchange rate fluctuations and other risks inherent to foreign operations.

●	Our ability to effectively and cost-efficiently respond to any natural disasters, epidemics and other health emergencies, or acts of violence or terrorism that may affect our customers and/or our business.

●	Our dependence on the use of information technology and our ability to effectively and cost-efficiently respond to any disruption in our information technology systems and/or any acts of cyberterrorism.

●	If we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence in us and, as a result, the value of our securities.

●	Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

●	If securities or industry analysts do not publish research or reports about our business, if our operating results do not meet their expectations, or if they adversely change their recommendations regarding our common stock, our stock price and trading volume could decline.

●	Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, likely will be your sole source of gain.

●	Future sales and issuances of our common stock and/or rights to purchase our common stock, including pursuant to our equity incentive plans, will result in additional dilution of the percentage ownership of our stockholders and could cause our trading price to decline.

●	We will continue to incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance requirements as a result of our disclosed efforts to uplist our stock in the NASDAQ Capital Market.

4

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

The following condensed consolidated balance sheets as of July 31, 2020 and April 30, 2020, the condensed consolidated statements of operations, the condensed consolidated statements of cash flows and condensed consolidated statements of stockholders’ equity for the three months ended July 31, 2020 and 2019 are those of Sharing Services Global Corporation and subsidiaries.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2020	April 30, 2020
ASSETS
Current Assets
Cash and cash equivalents	$12,057,897	$11,742,728
Trade accounts receivable, net	4,033,263	4,076,851
Notes receivable, net	69,349	118,047
Inventory	4,987,540	4,801,901
Other current assets	1,749,691	1,034,979
Total Current Assets	22,897,740	21,774,506
Property and equipment, net	259,175	298,383
Right-of-use assets, net	591,197	800,381
Deferred tax assets	1,970,000	1,649,018
Other assets	43,470	55,070
TOTAL ASSETS	$25,761,582	$24,577,358

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$822,331	$771,050
Accrued sales commission payable	6,786,001	7,983,536
Deferred sales revenues	1,737,087	3,495,571
Employee stock warrants liability	3,306,564	661,684
Settlement liability	1,445,714	2,620,931
State and local taxes payable	1,776,115	2,285,514
Accrued and other current liabilities	2,044,871	2,117,485
Income taxes payable	981,810	920,305
Current portion of convertible notes payable, net of unamortized debt discount of $7,241 in July and $9,843 in April	92,759	90,157
Total Current Liabilities	18,993,252	20,946,233
Lease liability, long-term	131,610	343,948
Note payable	1,040,400	-
Convertible notes payable, net of unamortized debt discount of $21,892 in July and $24,412 in April	28,108	25,588
TOTAL LIABILITIES	20,193,370	21,315,769
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.0001 par value, 200,000,000 shares authorized:
Series A convertible preferred stock, $0.0001 par value, 100,000,000 shares designated, 26,850,000 and 32,478,750 shares issued and outstanding in July and April, respectively	2,685	3,248
Series B convertible preferred stock, $0.0001 par value, 10,000,000 shares designated, 10,000,000 shares issued and outstanding	1,000	1,000
Series C convertible preferred stock, $0.0001 par value, 10,000,000 shares designated, 3,490,000 shares issued and outstanding in July and April	349	349
Common Stock, $0.0001 par value, 500,000,000 Class A shares authorized, 166,072,386 shares and 126,072,386 shares issued and outstanding in July and April, respectively	16,607	12,607
Common Stock, $0.0001 par value, 10,000,000 Class B shares authorized, 10,000,000 shares issued and outstanding	1,000	1,000
Additional paid in capital	44,667,620	38,871,057
Shares to be issued	11,785	11,785
Stock subscriptions receivable	(114,405)	(114,405)
Treasury Stock	(1,532,355)	(1,532,355)
Accumulated deficit	(37,486,074)	(33,992,697)
Total Stockholders’ Equity	5,568,212	3,261,589
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25, 761,582	$24,577,358

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended July 31,
	2020	2019
Net sales	$21,899,160	$35,481,917
Cost of goods sold	5,889,026	10,051,457
Gross profit	16,000,134	25,430,460
Operating expenses
Selling and marketing expenses	9,601,832	15,828,098
General and administrative expenses	7,545,221	9,626,202
Total operating expenses	17,147,053	25,454,300
Operating loss	(1,146,919)	(23,840)
Other income (expense)
Interest expense, net	(9,127)	(325,949)
Litigation settlements and other non-operating expenses	(78,822)	(204,717)
Total other income (expense), net	(87,949)	(530,666)
Loss before income taxes	(1,234,868)	(554,506)
Income tax (benefit) provision	(141,491)	300,000
Net loss	$(1,093,377)	$(854,506)
Loss per share:
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)
Weighted average shares:
Basic	140,202,821	123,869,895
Diluted	140,202,821	123,869,895

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended July 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,093,377)	$(854,506)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	42,217	30,281
Stock-based compensation expense	2,644,880	5,595,267
Deferred income tax benefit	(567,777)	-
Amortization of debt discount and other	6,759	312,237
Loss on impairment or disposal of assets	20,000	14,153
Changes in operating assets and liabilities:
Accounts receivable	43,588	192,784
Inventory	(185,639)	(580,499)
Other current assets	(714,713)	101,219
Accounts payable	51,281	254,502
Income taxes payable	308,300	300,000
Accrued and other liabilities	(4,318,040)	1,697,631
Net Cash (Used in) Provided by Operating Activities	(3,762,521)	7,063,069
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property and equipment	(3,008)	(51,116)
Collection of notes receivable	48,698	-
Due to related parties and other	(8,400)	(30,924)
Net Cash Provided by (Used in) Investing Activities	37,290	(82,040)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	3,000,000	6,300
Repayment of convertible notes payable	-	(255,000)
Repurchase of common stock	-	(500)
Proceeds from issuance of promissory notes	1,040,400	-
Repayment of promissory notes payable	-	(1,688,292)
Net Cash Provided by (Used in) Financing Activities	4,040,400	(1,937,492)

Increase in cash and cash equivalents	315,169	5,043,537
Cash and cash equivalents, beginning of period	11,742,728	3,912,135
Cash and cash equivalents, end of period	$12,057,897	$8,955,672

Supplemental cash flow information
Cash paid for interest	$1,706	$321,826
Cash paid for income taxes	$4,398	$-
Supplemented disclosure of non-cash investing and financing activities:
Settlement obligation satisfied with shares of common stock	$400,000	$-
Right-of-use assets recognized as lease liability	$-	$1,299,385

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Class A and Class B Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid in Capital	Subscription Receivable	Shares to be Issued	Treasury Stock	Accumulated Deficit	Total
Balance – April 30, 2020	32,478,750	$3,248	10,000,000	$1,000	3,490,000	$349	136,072,386	$13,607	$38,871,057	$(114,405)	$11,785	$(1,532,355)	$(33,992,697)	$3,261,589
Common stock issued for cash	-	-	-	-	-	-	30,000,000	3,000	5,397,000	-	-		(2,400,000)	3,000,000
Common stock issued upon settlement of litigation	-	-	-	-	-	-	10,000,000	1,000	399,000	-	-		-	400,000
Preferred stock retired	(5,628,750)	(563)	-	-	-	-	-	-	563	-	-		-	-
Conversions of preferred stock	-	-	-	-	-	-	-	-	-	-	-		-	-
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	-		-	-
Stock warrants exercised	-	-	-	-	-	-	-	-	-	-	-		-	-
Net earnings	-	-	-	-	-	-	-	-	-	-	-		(1,093,377)	(1,093,377)
Balance – July 31, 2020	26,850,000	$2,685	10,000,000	$1,000	3,490,000	$349	176,072,386	$17,607	$44,667,620	$(114,405)	$11,785	$(1,532,355)	$(37,486,074)	$5,568,212

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Class A and Class B Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid in Capital	Subscription Receivable	Shares to be Issued	Treasury Stock	Accumulated Deficit	Total
Balance – April 30, 2019	42,878,750	$4,288	10,000,000	$1,000	3,520,000	$352	114,077,061	$11,408	$31,870,020	$(114,405)	$21,000	-	$(33,111,921)	$(1,318,258)
Common stock issued for professional services	-	-	-	-	-	-	29,558	3	5,997	-	300	-	-	6,300
Conversions of preferred stock	(10,250,000)	(1,025)	-	-	(40,000)	(4)	10,290,000	1,029	-	-	-	-	-	-
Repurchase of common stock	-	-	-	-	-	-	(1,500,000)	(150)	(350)	-	-	-	-	(500)
Stock-based compensation expense	-	-	-	-	-	-	-	-	5,595,267	-	-	-	-	5,595,267
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(854,506)	(854,506)
Balance – July 31, 2019	32,628,750	$3,263	10,000,000	$1,000	3,480,000	$348	122,896,619	$12,290	$37,470,934	$(114,405)	$21,300	-	$(33,966,427)	$3,428,303

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

In 2019, Sharing Services, Inc. changed its corporate name to Sharing Services Global Corporation to better reflect the Company’s strategic intent to grow its business globally. In connection with the name change, the Company adopted the over-the-counter trading symbol “SHRG.”

The condensed consolidated interim financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted as permitted pursuant to the rules and regulations of the SEC, although we believe that the disclosures made are adequate to make the information not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2020.

NOTE 2 –SIGNIFICANT ACCOUNTING POLICIES

We adhere to the same accounting policies in the preparation of our condensed consolidated interim financial statements as we do in the preparation of our full year consolidated financial statements. As permitted under GAAP, interim accounting for certain expenses, including our provision for income taxes, is based on full-year assumptions.

Reclassifications

Certain reclassifications have been made to the prior year data to conform with the current period’s presentation.

Comprehensive Income

For the fiscal periods included in this Quarterly Report, the only component of the Company’s comprehensive income is the Company’s net earnings. Accordingly, the Company does not present a consolidated statement of comprehensive income.

Use of Estimates and Assumptions

The preparation of financial statements in accordance with GAAP requires the use of judgment and requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures about contingent assets and liabilities, if any. Matters that require the use of estimates and assumptions include: the recoverability of accounts receivable, the valuation of inventory, the useful lives of fixed assets, the assessment of long-lived assets for impairment, the nature and timing of satisfaction of multiple performance obligations resulting from contracts with customers, allocation of the transaction price to multiple performance obligations in a sales transaction, the measurement and recognition of right-of-use assets and related lease liabilities, the valuation of share-based compensation awards, the measurement and recognition of uncertain tax positions, and the valuation of loss contingencies, if any. Actual results may differ from these estimates in amounts that may be material to our consolidated financial statements. We believe that the estimates and assumptions used in the preparation of our consolidated financial statements are reasonable.

However, we believe that the public’s fear of exposure to and/or the actual impact of the COVID-19 virus, as well as actions taken to mitigate the spread of the virus, have had and continue to have a materially adverse impact on the economy of the U. S. and Canada, and has resulted in a significant number of workers becoming unemployed in both countries. Consumer demand for discretionary products such as ours is sensitive to downturns in the economy, increases in unemployment or decreases in perceived employment security. The full impact on our business of changes in consumer demand resulting from the current economic downturn, widespread unemployment, reduced consumer confidence, and public fear of exposure to the virus cannot reasonably be determined, but the impact may be significant and protracted. Accordingly, it is possible that estimates made in the Company’s consolidated financial statements have been, or will be, materially impacted as a result of these uncertainties. This may include estimates regarding losses on inventory, impairment losses related to long-lived assets, the nature and timing of satisfaction of performance obligations resulting from contracts with customers, and the valuation of loss contingencies.

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

Deferred sales revenue associated with product invoiced but not received by customers at the balance sheet date was $1.1 million and $2.7 million as of July 31, 2020 and April 30, 2020, respectively. In addition, as of July 31, 2020 and April 30, 2020, deferred sales revenue associated with our performance obligations for services offered on a subscription basis was $341,102 and $433,386, and deferred sales revenue associated with our performance obligations for customers’ right of return was $200,588 and $263,117, respectively. Deferred sales revenue is expected to be recognized over one year.

During the fiscal quarter ended July 31, 2020, no individual customer, or related group of customers, represents 10% or more of our consolidated net sales, and approximately 46% of our consolidated net sales were to recurring customers (which we refer to as “SmartShip” sales), approximately 27% were to new customers and approximately 27% were to our independent distributors. During the fiscal quarter ended July 31, 2020 and 2019, approximately 93% and 96%, respectively, of our consolidated net sales are to our customers and/or independent distributors located in the United States.

During the fiscal quarter ended July 31, 2020, approximately 98% of our consolidated net sales are from our health and wellness products (including approximately 6% from the sale of coffee and coffee-related products, 57% from the sale of other Nutraceutical products, and approximately 35% from the sale of all other health and wellness products). During the three months ended July 31, 2019, approximately 97% of our consolidated net sales are from the sale of our Elevate product line (including 21% from the sales of coffee and coffee-related products, 50% from the sale of other Nutraceutical products, and approximately 26% from the sale of all other health and wellness products).

During the fiscal quarter ended July 31, 2020 and 2019, product purchases from one supplier accounted for approximately 98% and 96%, respectively, of our total product purchases.

Sales Commission

The Company recognizes sales commission expense, when incurred, in accordance with GAAP. During the three months ended July 31, 2020 and 2019, sales commission expense was $9.4 million and $15.4 million, respectively.

At July 31, 2020 and April 30, 2020, accrued sales commission payable was $6,786,001 and $7,983,536, respectively, and included $1,290,477, at both dates, in estimated sales commission payable with stock warrants in connection with the 2019 Sales-related Warrants.

Recently Issued Accounting Standards - Not Yet Adopted

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (ASU 2020-06), which simplifies the accounting for certain convertible instruments. Among other things, under ASU 2020-06, the embedded conversion features no longer are separated from the host contract for convertible instruments with conversion features not required to be accounted for as derivatives., or that do not result in substantial premiums accounted for as paid-in capital. ASU 2020-06 also eliminates the use of the treasury stock method when calculating the impact of convertible instruments on diluted Earnings per Share. For the Company, the provisions of ASU 2020-06 are effective for its fiscal quarter beginning on May 1, 2024. Early adoption is permitted, subject to certain limitations.

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

Consistent with the valuation hierarchy contained in ASC Topic 820, we categorized certain of our financial assets and liabilities as follows:

	July 31, 2020
	Total	Level 1	Level 2	Level 3
Assets
Notes receivable	$69,349	$-	$-	$69,349
Total assets	$69,349	$-	$-	$69,349
Liabilities
Note Payable	$1,040,400	$-	$-	$1,040,400
Convertible notes payable	120,867	-	-	120,867
Total liabilities	$1,161,267	$-	$-	$1,161,267

	April 30, 2020
	Total	Level 1	Level 2	Level 3

Assets
Notes receivable	$118,047	$-	$-	$118,047
Investments in unconsolidated entities	20,000	-	-	20,000
Total assets	$138,047	$-	$-	$138,047
Liabilities
Convertible notes payable	$115,745	$-	$-	$115,745
Total liabilities	$115,745	$-	$-	$115,745

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

The following table sets forth the computations of basic and diluted earnings (loss) per share:

	Three Months Ended July 31,
	2020	2019
Net loss	$(1,093,377)	$(854,506)
Weighted average basic shares	140,202,821	123,869,895
Weighted average diluted shares	140,202,821	123,869,895
Loss per share:
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

The following potentially dilutive securities and instruments were outstanding during the three months ended July 31, 2020 and 2019 but excluded from the calculation of loss per share because their impact would be anti-dilutive:

	2020	2019
Convertible notes	10,406,100	60,231,439
Convertible preferred stock	44,133,288	32,628,750
Stock warrants	27,695,037	31,899,133
Total incremental shares	82,234,425	124,759,322

NOTE 5 – NOTES RECEIVABLE

In the fiscal year 2020, the Company received a promissory note for $58,047 from a prior merchant processor in connection with amounts owed to the Company. At July 31, 2020 and April 30, 2020, the principal balance of $19,349 and $58,047, respectively, remains outstanding.

In the fiscal year 2019, the Company received a promissory note for $106,404 from a prior merchant processor in connection with amounts owed to the Company. The Company and the issuer of one of the promissory notes engaged in negotiations aimed at settling this balance. In January 2020, the Company recognized an impairment loss of $46,404 in connection therewith. At July 31, 2020 and April 30, 2020, the principal balance of $50,000 and $60,000, respectively, remains outstanding.

NOTE 6 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	July 31, 2020	April 30, 2020
Prepaid expenses, including $1,077,040 for inventory purchases in July	$1,342,552	$404,089
Right to recover asset	57,523	76,103
Employee advances and other	349,616	554,787
	$1,749,691	$1,034,979

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	July 31, 2020	April 30, 2020
Furniture and fixtures	$224,239	$224,239
Computer equipment and software	158,501	155,493
Leasehold improvements	106,877	106,877
Office equipment	31,652	31,652
Total property and equipment	521,269	518,261
Accumulated depreciation and amortization	(262,094)	(219,878)
Property and equipment, net	$259,175	$298,383

Depreciation and amortization expense were $42,217 and $30,280 for the three months ended July 31, 2020 and 2019, respectively.

NOTE 8 - NOTE PAYABLE

In May 2020, the Company applied for and was granted a loan (the “PPP Loan”) by a commercial bank in the amount of $1,040,400, pursuant to the Paycheck Protection Program features of the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”). The PPP Loan is evidenced by a promissory note, matures on May 13, 2022 and bears interest at an annual rate of 1.0%. The PPP Loan may be prepaid without penalty, at the option of the Company, at any time prior to maturity. Proceeds from loans granted under the CARES Act are intended to be used for payroll, costs to continue employee group health care benefits, rent, utilities, and certain other qualified costs (“qualifying expenses”). The Company used the loan proceeds for qualifying expenses.

The Company’s borrowings under the PPP Loan may be eligible for loan forgiveness if used for qualifying expenses incurred during the “covered period,” as defined in the CARES Act, except that the amount of loan forgiveness is limited to the qualifying expenses incurred during the 8-week period commencing on the loan effective date. In addition, the amount of any loan forgiveness may be reduced if there is a decrease in the average number of full-time equivalent employees of the Company during the covered period as compared to the comparable period in the prior calendar year. The Company anticipates that some or all of its obligation under the PPP Loan will qualify for loan forgiveness. The Company’s indebtedness, after any such loan forgiveness, is payable in 18 equal monthly installments commencing on December 13, 2020, with all amounts due and payable by the maturity date.

At July 31, 2020, note principal in the amount of $1,040,400, excluding accrued but unpaid interest of $2,223, remains outstanding.

NOTE 9 - ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consist of the following:

	July 31, 2020	April 30, 2020
Payroll and employee benefits	$1,275,458	$1,199,950
Lease liability, current portion	481,741	476,950
Accrued interest payable	19,155	15,419
Other operational accruals	268,517	425,166
	$2,044,871	$2,117,485

Lease liability, current portion, represent obligations due withing one year under operating leases for office space, automobiles, and office equipment.

NOTE 10 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

		Conversion Price
Issuance Date	Maturity Date	(per share)	July 31, 2020	April 30, 2020
October 2017	October 2022	$0.15	$50,000	$50,000
April 2018	April 2021	$0.01	100,000	100,000
Total convertible notes payable			150,000	150,000
Less: unamortized debt discount and deferred financing fees			(29,133)	(34,255)
			120,867	115,745
Less: current portion of convertible notes payable			92,759	90,157
Long-term convertible notes payable			$28,108	$25,588

The Company’s convertible notes are convertible, at the option of the holder, into shares of the Company’s common stock at the conversion prices shown above. Borrowings on the Company’s convertible notes bear interest at the annual rate of 12%, except as otherwise indicated below.

Pursuant to the terms of the Company’s convertible note dated October 6, 2017, the Company is currently reviewing the conversion terms of the note. Accordingly, the conversion price that shows on the table above is subject to change as a result of such review. This is a related party note. Please see note 13 for more details.

In December 2019, the Company and the holder of the Company’s convertible note dated April 13, 2018 (the “April 2018 Note”) entered into an addendum to the underlying promissory note. Pursuant to the addendum, the parties extended the maturity date of the April 2018 Note to April 2021. In addition, after giving effect to the addendum, the April 2018 Note is non-interest bearing. All other terms of the April 2018 Note remain unchanged.

During the three months ended July 31, 2020 and 2019, interest expense in connection with the Company’s convertible notes was $1,512 and $27,567, respectively, excluding amortization of debt discount of $2,519 and $2,519, respectively. These amounts are included in interest expense in our consolidated statements of operations.

NOTE 11 – LEASES

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

The following information pertains to the Company’s leases as of the balance sheet dates indicated:

Assets	Classification	July 31, 2020	April 30, 2020
Operating leases	Right-of-use assets, net	$591,197	$800,381
Total leased assets		$591,197	$800,381

Liabilities
Operating leases	Accrued and other current liabilities	$481,741	$476,950
Operating leases	Lease liability, long-term	131,610	343,948
Total lease liability		$613,351	$820,898

The following information pertains to the Company’s leases for the periods indicated:

		Three Months Ended July 31,
Lease cost	Classification	2020	2019
Operating lease cost	General and administrative expenses	$140,223	$178,035
Operating lease cost	Depreciation and amortization	-	-
Operating lease cost	Interest expense, net	-	-
Total lease cost		$140,223	$178,035

The Company’s lease liability is payable as follows:

Twelve months ending July 31,
2021	$481,741
2022	127,789
2023	3,821
2024-2025	-
Thereafter	-
Total lease liability	$613,351

NOTE 12 – INCOME TAXES

The Company is an emerging growth company and, prior to its fiscal quarter ended October 31, 2018, had not generated earnings from its operations or pre-tax earnings. During its fiscal year ended April 30, 2020, the Company’s consolidated operating earnings were $9.7 million and, during its fiscal year ended April 30, 2019, the Company had a consolidated operating loss of $1.0 million. The Company believes that it is probable it will utilize its available net operating losses entirely in the foreseeable future.

During the three months ended July 31, 2020, the Company recognized a current provision for federal income taxes of $308,300, a provision for state and local income taxes of $117,986 and a deferred income tax benefit of $567,777 million. In addition, during the fiscal year ended April 30, 2020, the Company recognized a current provision for income taxes of $2.1 million and deferred income tax benefits of $1.6 million.

For the three months ended July 31, 2020, our income tax rate reconciliation is as follows:

Federal statutory rate	21.0%
State income taxes and franchise tax	(9.6)%
Stock-based compensation and other	0.1%
Effective tax rate	11.5%

For the three months ended July 31, 2020, our consolidated provision for (benefit from) income taxes is as follows:

Current:
Federal	$308,300
State and local	117,986
Total current	426,286
Deferred:
Federal	(567,777)
State and local	-
Total deferred	(567,777)
Total consolidated income tax benefit	$(141,491)

As of July 31, 2020, our deferred tax asset (liability) is as follows:

Gross deferred tax asset:
Share-based compensation	$1,654,047
Accruals and reserves not currently deductible	315,953
Total deferred tax assets	1,970,000
Total deferred tax liability	-
Total consolidated deferred tax assets, net	$1,970,000

NOTE 13 - RELATED PARTY TRANSACTIONS

Decentralized Sharing Systems, Inc.

On July 22, 2020, the Company and Chan Heng Fai Ambrose, an independent director of the Company, entered into a Stock Purchase and Share Subscription Agreement (the “SPA Agreement”) pursuant to which Mr. Chan agreed to invest $3.0 million in the Company in exchange for 30.0 million shares of the Company’s Class A Common Stock and a fully vested Stock Warrant to purchase up to 10.0 million shares of the Company’s Class A Common Stock at an exercise price of $0.20 per share. Simultaneously with the SPA Agreement, Mr. Chan and Decentralized Sharing Systems, Inc. (“DSS”) , a subsidiary of Document Security Systems, Inc., a major shareholder of the Company, entered into an Assignment and Assumption Agreement pursuant to which Mr. Chan assigned to DSS all interests in the SPA Agreement. On July 23, 2020, the Company issued 30.0 million of its Class A Common Stock to DSS, an “accredited investor” as defined in the Securities Act, pursuant to the SPA Agreement. Under the terms of the SPA Agreement, the shares of Class A Common Stock issued to DSS are subject to a one (1) year restriction. In addition, the Stock Warrant issued pursuant to the SPA Agreement expires on the third anniversary from the issuance date, unless exercised earlier.

As of July 30, 2020, DSS and its affiliates owned 62.4 million shares of the Company’s Class A Common Stock, excluding 10.0 million shares issuable upon the exercise of warrants held by DSS. Mr. Chan, an independent director of the Company, also serves on the Board of Directors of DSS and its parent, Document Security Systems, Inc. In addition, John (JT) Thatch, the Company’s President, CEO and Director, also serves on the Board of Directors of Document Security Systems, Inc. The Company recognized a deemed dividend of $2.4 million in connection with its sale of 30.0 million shares of its Class A Common Stock and a fully vested Stock Warrant to purchase up to 10.0 million shares of its class A common stock to DSS.

In October 2017, the Company issued a convertible note in the principal amount of $50,000 to HWH International, Inc (“HWH”). HWH is affiliated with Chan Heng Fai Ambrose, an independent director of the Company. The note matures in October 2022. Please see Note 10 above for more details.

Bear Bull Market Dividends, Inc.

On July 22, 2020, the Company, Bear Bull Market Dividends, Inc. (“BBMD”), a purported shareholder of the Company, Kenyatto Montez Jones (“Jones”), and MLM Mafia, Inc. (“MLM”) entered into a Settlement Accommodation Agreement [Including Stock Disposition And Release Provisions] (the “SAA”) pursuant to which the relevant parties agreed to settle all prior disputes between the Company, on the one part, and BBMD and Jones, on the other, concerning the status of BBMD as a valid shareholder of the Company, and the ownership, operation, management and control of the Company, all of which has been the subject of various pending lawsuits. In addition to other provisions discussed herein, the parties agreed to dismiss such pending lawsuits and exchanged customary mutual releases.

Under the terms of the SAA, the Disputed Stock in its entirety will be converted into 25.0 million shares of the Company’s Class A Common Stock (the “Converted Stock”). In addition, under the terms of the SAA, all 25.0 million shares of the Converted Stock will be placed in escrow with the Company’s stock transfer agent, VStock Transfer, LLC, and to be governed by a Securities Escrow And Disposition Agreement dated as of July 29, 2020.

Upon completion of the foregoing actions, MLM will purchase from BBMD 20.0 million shares of the Converted Stock at the purchase price of $0.0525 per share, and BBMD will remain the holder of 5.0 million shares of the Converted Stock.

Upon completion of the actions discussed in the preceding paragraph, the Company will buy-back from MLM 17.5 million shares of the Converted Stock at the purchase price of $0.0514 per share, and MLM will remain the holder of 2.5 million shares of the Converted Stock. Upon completion of this buy-back transaction, the Company presently intends to retire the 17.5 million shares repurchased.

NOTE 14 - STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

During the three months ended July 31, 2020, the Company issued 30,000,000 shares of its class A common stock and a fully vested Stock Warrant to purchase up to 10.0 million shares of the Company’s class A common stock, at the exercise price of $0.20 per share, to DSS in exchange for $3.0 million in cash (please see Note 12 above). In addition, the Company issued 10,000,000 shares of its class A common stock to Robert Oblon, a co-founder of the Company, pursuant to the Multi-Party Settlement Agreement discussed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2020.

As of July 31, 2020, 166,072,386 shares of our class A common stock and 10,000,000 shares of our Class B common stock remained issued and outstanding.

Stock Warrants

The following table summarizes the activity relating to the Company’s warrants during the three months ended July 31, 2020:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term
Outstanding at April 30, 2020	26,883,933	$0.04	4.2
Granted	10,000,000	$0.20	3.0
Exercised	-
Outstanding at July 31, 2020	36,883,933	$0.08	3.7

The following table summarizes certain information relating to outstanding and exercisable warrants:

Warrants Outstanding at July 31, 2020
Warrants Outstanding			Warrants Exercisable
	Weighted Average Remaining	Weighted Average		Weighted Average
Number of Shares	Contractual life (in years)	Exercise Price	Number of Shares	Exercise Price
22,000,000	4.5	$0.0001	22,000,000	$0.0001
10,000,000	3.0	$0.20	10,000,000	$0.20
2,270,600	1.1	$0.25	2,270,600	$0.25
2,180,000	3.3	$0.10	2,180,000	$0.10
333,333	2.7	$0.15	333,333	$0.15
100,000	1.7	$3.00	100,000	$3.00

During the three months ended July 31, 2020, the Company issued a fully vested Stock Warrant to purchase up to 10.0 million shares of the Company’s Class A Common Stock at an exercise price of $0.20 per share to DSS. Please see Note 13 above for more details.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

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

(a) Cause No. 416-02428-2019; Sharing Services Global Corporation, f/k/a Sharing Services, Inc. v. XIP Technologies, LLC, pending in the 416th Judicial District of Collin County, Texas. On May 6, 2019, the Company filed a lawsuit against XIP Technologies, LLC to recover money held by XIP Technologies, LLC that was owed to the Company. The Company obtained a writ of garnishment against a third-party holding funds for XIP Technologies, LLC. XIP Technologies, LLC has filed an answer denying the claims asserted against it. On March 2, 2020, a settlement was reached in this matter and XIP Technologies, LLC is to make twelve (12) monthly installment payments to the Company. Upon receipt of final payment of the amounts due to the Company under the Settlement Agreement, the lawsuit will be dismissed.

(b) Cause No. 296-03589-2019; Pruvit Ventures, Inc. v. Elevacity, LLC, pending in the 296th Judicial District of Collin County, Texas. On July 3, 2019, Pruvit Ventures, Inc. filed a lawsuit against Elevacity, alleging a breach of contract claim. Elevacity has denied the claim of breach contract.

(c) Case No. A-19-802861-B; Sharing Services Global Corporation v. Bear Bull Market Dividends, Inc., Alchemist Holdings, LLC and Kenyatto M. Jones, pending in the District Court of Clark County, Nevada. On October 1, 2019, the Company filed suit against two shareholders, Bear Bull Market Dividends, Inc. and Alchemist Holdings, LLC, and the key principal of Bear Bull Market Dividends, Inc., Kenyatto M. Jones, concerning an amended certificate of designation filed by the Company, and for allegations of self-dealing by the two shareholders. An entry of default was made against two of the defendant shareholders as well as Mr. Jones, as a key principal. This matter remains pending, but upon the fulfillment of all requirements of the settlement agreement described in Note 13 the Company plans to dismiss its claim.

(d) Case No. A-20-811265-C; Sharing Services Global Corporation v. Bear Bull Market Dividends, Inc., Research and Referral, BZ and Kenyatto M. Jones, pending in the District Court of Clark County, Nevada. On February 27, 2020, the Company filed suit against two shareholders, Bear Bull Market Dividends, Inc. and Research and Referral BZ, as well as a key principal of Bear Bull Market Dividends, Inc., Kenyatto M. Jones, concerning breach of contract, fraud, violations of state securities laws and alter ego relating to a stock exchange/transfer transaction, involving the Company’s stock. An entry of default was made against the two shareholders and key principal Jones and the matter remains pending, but upon the fulfillment of all requirements of the settlement agreement described in Note 13 the Company plans to dismiss its claims against Jones.

(e) Cause No. 366-04941-2019; Sharing Services Global Corporation, Elepreneurs U.S., LLC and Elevacity, LLC v. Robert Oblon, filed in the 366th Judicial District of Collin County, Texas. On August 30, 2019, the Company and its affiliated entities filed a lawsuit against Robert Oblon for breach of contract, tortious interference with business relationships, and misappropriation of trade secrets, and sought injunctive relief. A settlement was reached in this matter and the lawsuit was dismissed on March 2, 2020. As part of the settlement, the Company agreed to pay amounts that were due to Oblon under a prior settlement agreement in the approximate amount of $2,000,000, to be paid in installments through June 1, 2020. The Company completed its final payment obligation in accordance with the settlement agreement.

(f) Cause No. DC-19-20587; Sharing Services Global Corporation f/k/a Sharing Services, Inc. v. Amber-Lynn Beers-Hutchinson, n/k/a Amber-Lynn Cantrell, pending in the 192nd Judicial District of Dallas County, Texas. On December 30, 2019, the Company filed a lawsuit against a former contractor for breach of contract. The defendant in this matter filed a counterclaim, asserting defamatory conduct engaged in by the Company. This matter remains pending.

(g) On December 4, 2019, Entrepreneur Media, Inc. (“EMI”) filed a Notice of Opposition in response to the “Elepreneurs” trademark application filed by SHRG IP Holdings, LLC, a wholly owned subsidiary of the Company. This opposition proceeding is now before the Trademark Trial and Appeal Board of the United States Patent and Trademark Office (“TTAB”). On April 13, 2020, SHRG IP Holdings, LLC filed an answer to the Notice of Opposition. Legal counsel for the parties held a mandatary discovery conference on May 12, 2020. This matter remains pending.

(h) On May 20, 2020, the Company (through its legal counsel, Jones, Davis & Jackson, PC) received a demand letter from legal counsel representing a former employee of the Company. The Company has denied the claim of this at-will employee and this matter remains pending.

(i) Company subsidiaries Elevacity Holdings, LLC, Elevacity U.S., LLC, Elepreneurs Holdings, LLC and Elepreneurs U.S., LLC (collectively, the “Subsidiaries”) received notice of a dispute with a former officer of such Subsidiaries regarding severance payments allegedly due under an executive employment agreement. The Company and its Subsidiaries have disputed this matter, and the issues between the parties remain outstanding.

(j) In March 2019, the Company engaged in preliminary discussions with various independent contractor distributors of the Subsidiaries regarding a previously reported dispute concerning the issuance of stock warrants based on the satisfaction of certain individual sales production metrics. The Company previously recorded a liability of approximately $1.3 million for the projected resolution of this matter, which remains pending.

NOTE 16 - SUBSEQUENT EVENTS

Pursuant to the Settlement Accommodation Agreement [Including Stock Disposition And Release Provisions] between the Company, Bear Bull Market Dividends, Inc. (“BBMD”), a purported shareholder of the Company, Kenyatto Montez Jones, and MLM Mafia, Inc. (“MLM”) discussed in Note 13 above, the Company repurchased 17,500,000 shares of its Class A Common Stock in exchange for $899,500 in cash. After completion of this transaction, BBMD remains the holder of 5,000,000 shares of Company’s Class A Common Stock and MLM remains the holder of 2,500,000 shares of Company’s Class A Common Stock. The Company recognized the repurchased shares as treasury stock in accordance with GAAP.

On September 11, 2020, the Company and Alchemist Holdings, LLC (“Alchemist”), a major shareholder of the Company, entered into an agreement pursuant to which Alchemist will convert 7,500,000 shares of the Company’s Series B preferred stock and 7,500,000 shares of the Company’s Class B common stock into 15,000,000 shares of the Company’s Class A common stock. After giving effect to this stock conversion, Alchemist will hold 65,000,000 shares of the Company’s Class A common stock. All the shares held by Alchemist continue to be subject to a series of agreements favorable to the Company regarding the voting of those shares of stock and the prohibition of such shareholder of taking actions which are adverse to the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following section discusses management’s views of the financial condition and the results of operations and cash flows of Sharing Services Global Corporation (formerly Sharing Services, Inc.) and consolidated subsidiaries. This section should be read in conjunction with (a) our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2020, and (b) our condensed consolidated financial statements included elsewhere in this Quarterly Report. This section may contain forward-looking statements. See “Cautionary Notice Regarding Forward-Looking Statements” above for a discussion of forward-looking statements and the inherent uncertainties, risks and assumptions associated therewith, which could cause actual results to differ materially from the projections contained in such forward-looking statements.

Highlights for the Three Months Ended July 31, 2020:

●	For the three months ended July 31, 2020, our consolidated net sales decreased by $13.6 million, or 38.3%, to $21.9 million, compared to the three months ended July 31, 2019.

●	For the three months ended July 31, 2020, our consolidated gross profit decreased by $9.5 million, or 37.3%,to $16.0 million, compared to the three months ended July 31, 2019. Our consolidated gross margin was 73.1% for the three months ended July 31, 2020, compared to 71.7% for the three months ended July 31, 2019.

●	For the three months ended July 31, 2020, our consolidated operating expenses decreased by $8.3 million, or 32.6%,to $17.1 million, compared to the three months ended July 31, 2019.

●	For the three months ended July 31, 2020, our consolidated operating loss was $1.1 million compared to $23,840 for the three months ended July 31, 2019.

●	For the three months ended July 31, 2020, our consolidated net non-operating expenses were $87,949 compared to $530,666 for the three months ended July 31, 2019.

●	For the three months ended July 31, 2020, our consolidated net loss was $1.1 million compared to $854,506 for the three months ended July 31, 2019. For both the three months ended July 31, 2020 and 2019, diluted loss per share was $0.01.

●	For the three months ended July 31, 2020, our consolidated net cash used in operating activities was $3.8 million compared to cash provided of $7.1 million for the three months ended July 31, 2019.

●	During the three months ended July 31, 2020, we obtained a loan in the amount of $1,040,400 pursuant to the Paycheck Protection Program of the CARES Act.

●	During the three months ended July 31, 2020, we issued 30.0 million shares of our common stock and a fully vested Stock Warrant to purchase up to 10.0 million shares of our common stock, at an exercise price of $0.20 per share, to Decentralized Sharing Systems, Inc. (“DSS”) in exchange for $3.0 million in cash. See Note 13 of Notes to Condensed Consolidated Financial Statements.

●	In July 2020, the Company and a purported shareholder of the Company entered into a Settlement Accommodation Agreement pursuant to which the parties agreed to settle all prior disputes between the Company and the purported shareholder, which disputes are the subject of various pending lawsuits. See Note 13 of Notes to Condensed Consolidated Financial Statements.

Overview

Summary Description of Business

The Company, through its subsidiaries, markets and distributes health and wellness products under the “Elevate” brand, primarily in the United States and Canada. The Company is an emerging growth company and was incorporated in the State of Nevada in April 2015. It markets and distributes its products and services primarily through an independent sales force, which it refers to as “Elepreneurs,” using a marketing strategy which is a form of direct selling. The Company does not operate retail stores. It markets its products and services through its independent sales force and using its proprietary website: www.elevacity.com. The Company’s fiscal year ends on April 30.

The Company had no significant sales history prior to December 2017, when the Company launched its current Elevate health and wellness product line. The launch of this product line accelerated the Company’s growth and enabled the Company to expand its consolidated sales volume and operations at a rapid pace.

In January 2019, Sharing Services, Inc. changed its corporate name to Sharing Services Global Corporation to better reflect the Company’s strategic intent to grow its business globally. In connection with the name change, the Company adopted the OTC trading symbol SHRG effective April 4, 2019. Prior to this the Company’s common stock traded under the symbol SHRV.

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

Industry and Business Trends

The information in “Industry and Business Trends” included in ITEM 1 — “Business” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2020 is incorporated herein by reference.

Significant Uncertainty Regarding the Potential Impact of Ongoing COVID-19 Virus Outbreak

In early 2020, in response to the growing COVID-19 public health emergency, the U.S. and several Canadian provinces declared states of emergency. In an effort to help control the spread of COVID-19, state, provincial and local governments in the U.S. and Canada mandated or recommended various containment measures, including social distancing, quarantine and stay-at-home or shelter-in-place directives, limitations on the size of gatherings, the forced closure of schools, public buildings and businesses not deemed “essential”, and the cancellation of gatherings and events, including sporting events, concerts, conferences and meetings. At the time of this Quarterly Report, some of these mandated or recommended safety measures remain in place.

We believe that the public’s fear of exposure to and/or the actual impact of the COVID-19 virus, as well as actions taken to mitigate the spread of the virus, have had and continue to have a materially adverse impact on the economy of the U. S. and Canada, and has resulted in a significant number of workers becoming unemployed in both countries. Consumer demand for discretionary products such as ours is sensitive to significant downturns in the economy, increases in unemployment or decreases in perceived employment security. The full impact on our business of changes in customer demand resulting from the current economic downturn, widespread unemployment, reduced consumer confidence, and consumer fear of exposure to the virus cannot reasonably be determined at this point, but the impact may be significant and protracted.

In response to these conditions, the Company has instituted a number of preventive measures, including temporarily transitioning a significant number of our corporate headquarter employees to working remotely, and transitioning our sales conventions to a virtual convention platform, which has increased our already significant reliance on telephone and computer systems and on the availability continued and impeded access to the internet to operate these systems. At the time of this Quarterly Report, we are unable to determine with certainty when these temporary measures can be eased or reversed altogether.

As a result of the foregoing, we cannot predict the ultimate scope, duration and impact of the COVID-19 public health emergency, but we believe it may have a material adverse impact on our business, financial condition, cash flows and liquidity, and results of operations (including revenues and profitability), and those of our key suppliers. The impact of the COVID-19 public health emergency may also have the effect of exacerbating some of the other risks described in our Annual Report on Form 10-K for the fiscal year ended April 30, 2020.

Results of Operations

The Three Months Ended July 31, 2020 Compared to the Three Months Ended July 31, 2019

Net Sales

For the three months ended July 31, 2020, our consolidated net sales decreased by $13.6 million, or 38.3%, to $21.9 million, compared to the three months ended July 31, 2019. The decrease in net sales mainly reflects (a) continuation of the decline in consumer orders that we experienced in the fourth quarter of the fiscal year 2020, (b) a decline in independent distributor orders and in the number of new independent distributors, (c) a decline in the number of continuingly active distributors, including as a result of recent product reformulations and increased competition for independent distributors, and (d) the generally adverse impact on consumer buying trends resulting from the COVID-19 virus and actions taken to help mitigate the spread of the outbreak in the U.S. and Canada. In efforts to restore strong sales growth, in the fiscal year 2021, we have further intensified our efforts to recruit, develop and reward our distributors and our efforts reach new consumers through the continued launch of new products and the introduction of new-generation back-office technologies.

We believe there continues to be significant uncertainty about the potentially adverse impact of this health crisis on the economies and employment markets of several countries, including the U.S. and Canada. Please see Significant Uncertainty Regarding the Potential Impact of Ongoing COVID-19 Virus Outbreak above.

The $13.6 million decrease in consolidated net sales reflects a decrease in number of comparable product units sold ($23.4 million) and the impact of products discontinued since July 31, 2019 ($0.6 million), partially offset by sales of products introduced since July 31, 2019 of $10.5 million.

During the three months ended July 31, 2020 and 2019, the Company derived approximately 98% and 97%, respectively, of its consolidated net sales from the sale of its Elevate health and wellness product line, launched in December 2017.

During the three months ended July 31, 2020, approximately 46% of our consolidated net sales were to recurring customers (which we refer to as “SmartShip” sales), approximately 27% were to new customers and approximately 27% were to our independent distributors.

Gross Profit

For the three months ended July 31, 2020, our consolidated gross profit decreased by $9.5 million, or 37.3%, to $16.0 million, compared to the three months ended July 31, 2019, and our consolidated gross margin was 73.1% and 71.7%, respectively. During the three months ended July 31, 2020, our consolidated gross margin benefited from selective price increases implemented in the fiscal year ended April 30, 2020 and a favorable shift in product mix (towards the sale of products with a relatively higher average gross margin) resulting from changes in customer preferences in the ordinary course of business.

Selling and Marketing Expenses

For the three months ended July 31, 2020, our consolidated selling and marketing expenses decreased by $6.2 million, to $9.6 million, or 43.9% of consolidated net sales, compared to $15.8 million, or 44.6% of consolidated net sales, for the three months ended July 31, 2019. The decrease in consolidated selling and marketing expenses is due primarily to lower sales commissions of $6.0 million (which reflects decrease in our consolidated net sales discussed above) and lower promotional trade show and sales convention expenses of $0.3 million, mainly as a result of the adoption of a virtual convention platform in response to the COVID-19 health emergency.

General and Administrative Expenses

For the three months ended July 31, 2020, our consolidated general and administrative expenses (which include corporate employee compensation and benefits, share-based compensation, professional fees, rent and other occupancy costs, certain consulting fees, telephone and information technology expenses, insurance premiums, and other administrative expenses) decreased to $7.5 million, or 34.5% of consolidated net sales compared to $9.6 million, or 26.7% of consolidated net sales, for the three months ended July 31, 2019. The $2.1 million decrease in consolidated general and administrative expenses was due primarily to lower share-based compensation expense of $2.9 million and lower consulting and professional fees of $0.3 million, partially offset by higher estimated severance and severance-related expenses of $1.1 million.

Interest Expense, Net

For the three months ended July 31, 2020, our consolidated interest expense was $5,441, excluding amortization of debt discount of $5,121 and interest income of $1,435. Consolidated interest expense of $5,441 primarily consists of $3,929 associated with borrowings under short-term financing arrangements and $1,512 associated with our convertible notes.

For the three months ended July 31, 2019, our consolidated interest expense was $300,969, excluding amortization of debt discount of $32,998. Consolidated interest expense of $300,969 consisted of interest of $273,402 associated with short-term borrowings under financing arrangements with third-party lenders and interest of $27,567 associated with our convertible notes. In the fiscal year ended April 30, 2020, the Company paid in full all borrowings under prior financing arrangements with third-party lenders.

Litigation Settlements and Other Non-operating Expenses

For the three months ended July 31, 2020, our consolidated non-operating expenses include litigation settlements and other non-operating expenses of $78,822, including a loss of $58,822 from the settlement of legal claims and related legal expenses, and loss on impairment of investments of $20,000.

For the three months ended July 31, 2019, our consolidated non-operating expenses include litigation settlements and other non-operating expenses of $204,717.

Provision for (Benefit from) Income Taxes

During the three months ended July 31, 2020, the Company’s recognized a current provision for federal income taxes of $308,300, a provision for state and local taxes of $117,986 and a deferred income tax benefit of $567,777. See Note 2 of the Notes to Consolidated Financial Statements in ITEM 8 — “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the fiscal year ended April 30, 2020 for information about the Company’s accounting policies regarding accounting for income taxes.

Net Loss and Loss per Share

As a result of the foregoing, for the three months ended July 31, 2020, our consolidated net loss was $1.1 million compared to $854,506 for the three months ended July 31, 2019. For both the three months ended July 31, 2020 and 2019, fully diluted loss per share was $0.01.

Liquidity and Capital Resources

We broadly define liquidity as our ability to generate sufficient cash, from internal and external sources, to meet our obligations and commitments. We believe that, for this purpose, liquidity cannot be considered separately from capital resources.

Working Capital

As of July 31, 2020, cash and cash equivalents were $12.1 million. Based upon the current level of operations and anticipated investments necessary to grow our business, we believe that existing cash balances and anticipated funds from operations will likely be sufficient to meet our working capital requirements, and to fund potential acquisitions and capital expenditures, including potential investments in information technology, over the next 12 months. However, when needed to compensate for any temporary fluctuations in our working capital needs, compared to our operating cash flows, we may obtain occasional additional financing through the issuance of equity securities and secured and unsecured debt, including borrowings under convertible notes and short-term financing arrangements.

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

The following table summarizes our cash flow activities for the three months ended July 31, 2020, compared to the three months ended July 31, 2019:

	Three Months Ended July 31,
	2020	2019	Increase (Decrease)
Net cash provided by (used in) operating activities	$(3,762,521)	$7,063,069	$(10,825,590)
Net cash provided by (used in) investing activities	37,290	(82,040)	119,330
Net cash provided by (used in) financing activities	4,040,400	(1,937,492)	5,977,892
Net increase in cash and cash equivalents	$315,169	$5,043,537	$(4,728,368)

Net Cash Provided by (Used in) Operating Activities

Net cash provided by (used in) operating activities changed by $10.8 million, to a net use of cash of $3.8 million, for the three months ended July 31, 2020, compared to cash provided of $7.1 million for the three months ended July 31, 2019. The $10.8 million change was due to net changes in operating assets and liabilities of $7.0 million, and to a decrease in profitability of $3.8 million, excluding non-cash items, such as depreciation and amortization, change in fair value of derivative liabilities, stock-based compensation expense, amortization of debt discount, losses on impairment of investments in unconsolidated entities and a note receivable, and estimated settlement liability.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by (used in) investing activities changed by $119,330, to cash provided of $37,290, for the three months ended July 31, 2020, compared to a net use of cash of $82,040 for the three months ended July 31, 2019. The $119,330 change was due to collection of a note receivable of $48,698, lower capital expenditures of $48,285 and lower changes in due to related party of $30,924. The change was partially offset by payments for intangible assets of $8,400 in the current interim period.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by (used in) financing activities changed by $6.0 million, to cash provided of $4.0 million, for the three months ended July 31, 2020, compared to a net use of cash of $1.9 million for the three months ended July 31, 2019. The $6.0 million change was mainly due to higher net proceeds ($3.0 million) of borrowings under short-term financing arrangements and/or convertible promissory notes, and due to higher proceeds from issuances of stock of $3.0 million.

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

Recent Issuances of Equity Securities

Common Stock

During the three months ended July 31, 2020:

●	the Company issued 30,000,000 shares of its class A common stock and a fully vested Stock Warrant to purchase up to 10.0 million shares of the Company’s class A common stock, at the exercise price of $0.20 per share, to DSS in exchange for $3.0 million in cash; and

●	the Company issued 10,000,000 shares of its class A common stock to Robert Oblon, a co-founder of the Company, pursuant to the Multi-Party Settlement Agreement discussed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2020.

The Company recognized a deemed dividend of $2.4 million in connection with its sale of 30.0 million shares of its Class A Common Stock and a fully vested Stock Warrant to purchase up to 10.0 million shares of its class A common stock to DSS.

Short-term Borrowings and Convertible Notes

Borrowing Under Financing Arrangements (Note Payable)

In May 2020, the Company applied for and was granted a loan (the “PPP Loan”) by a commercial bank in the amount of $1,040,400, pursuant to the Paycheck Protection Program features of the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”). The PPP Loan is evidenced by a promissory note, matures on May 13, 2022 and bears interest at an annual rate of 1.0%. The PPP Loan may be prepaid without penalty, at the option of the Company, at any time prior to maturity.

The Company’s borrowings under the PPP Loan may be eligible for partial or total loan forgiveness, subject to certain limiting conditions. The Company’s indebtedness, after any such loan forgiveness, is payable in 18 equal monthly installments commencing on December 13, 2020, with all amounts due and payable by the maturity date. See Note 8 of the Condensed Notes to Consolidated Financial Statements in ITEM 1 — “Financial Statements” contained elsewhere in this Quarterly Report for more information about the PPP Loan.

Convertible Notes Payable

As of July 31, 2020, convertible notes payable consists of a note in the amount of $100,000 held by an unaffiliated lender and a note in the amount of $50,000 held by an affiliate of DSS, excluding unamortized debt discount of $29,133. See Notes 10 and 13 of the Condensed Notes to Consolidated Financial Statements in ITEM 1 — “Financial Statements” contained elsewhere in this Quarterly Report for more information about our Convertible Notes Payable and about DSS.

Capital Requirements

During the three months ended July 31, 2020, capital expenditures for property and equipment (consisting of furniture and fixtures, computer equipment and software, other office equipment and leasehold improvements) in the ordinary course of our business were $3,008.

Contractual Obligations

There were no material changes to our contractual cash obligations during the three months ended July 31, 2020, except for our repayment of borrowings under under short-term financing arrangements and convertible notes described above.

Off-Balance Sheet Financing Arrangements

As of July 31, 2020, we had no off-balance sheet financing arrangements.

Inflation

We believe inflation did not have a material effect on our results of operations during the periods presented in this Quarterly Report.

Critical Accounting Estimates

While the Company is not aware of material changes to its critical accounting estimates or assumptions since April 30, 2020, it is reasonably possible that estimates made in the Company’s consolidated financial statements have been, or will be, materially impacted as a result of the ultimate resolution of the uncertainties associated with the COVID-19 health crisis. This may include estimates regarding losses on inventory, impairment losses related to long-lived assets, the nature and timing of satisfaction of performance obligations resulting from contracts with customers, and the valuation of loss contingencies. Please see Significant Uncertainty Regarding the Potential Impact of Ongoing COVID-19 Virus Outbreak above.

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

Item 4. Controls and Procedures.

Controls Evaluation and Related CEO and CFO Certifications. Our management, with the participation of our principal executive officer (“CEO”) and principal financial officer (“CFO”), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2020.

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

Conclusions regarding Disclosure Controls. Based upon the aforementioned evaluation of our disclosure controls and procedures, our CEO and CFO concluded that, as of July 31, 2020, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

(a) Cause No. 416-02428-2019; Sharing Services Global Corporation, f/k/a Sharing Services, Inc. v. XIP Technologies, LLC, pending in the 416th Judicial District of Collin County, Texas. On May 6, 2019, the Company filed a lawsuit against XIP Technologies, LLC to recover money held by XIP Technologies, LLC that was owed to the Company. The Company obtained a writ of garnishment against a third-party holding funds for XIP Technologies, LLC. XIP Technologies, LLC has filed an answer denying the claims asserted against it. On March 2, 2020 a settlement was reached in this matter and XIP Technologies, LLC is to make twelve (12) monthly installment payments to the Company. Upon receipt of final payment of the amounts due to the Company under the Settlement Agreement, the lawsuit will be dismissed.

(b) Cause No. 296-03589-2019; Pruvit Ventures, Inc. v. Elevacity, LLC, pending in the 296th Judicial District of Collin County, Texas. On July 3, 2019, Pruvit Ventures, Inc. filed a lawsuit against Elevacity, alleging a breach of contract claim. Elevacity has denied the claim of breach contract.

(c) Case No. A-19-802861-B; Sharing Services Global Corporation v. Bear Bull Market Dividends, Inc., Alchemist Holdings, LLC and Kenyatto M. Jones, pending in the District Court of Clark County, Nevada. On October 1, 2019, the Company filed suit against two shareholders, Bear Bull Market Dividends, Inc. and Alchemist Holdings, LLC, and the key principal of Bear Bull Market Dividends, Inc., Kenyatto M. Jones, concerning an amended certificate of designation filed by the Company, and for allegations of self-dealing by the two shareholders. An entry of default was made against two of the defendant shareholders as well as Mr. Jones, as a key principal. This matter remains pending, but upon the fulfillment of all requirements of the settlement agreement described in Note 13 the Company plans to dismiss its claim.

(d) Case No. A-20-811265-C; Sharing Services Global Corporation v. Bear Bull Market Dividends, Inc., Research and Referral, BZ and Kenyatto M. Jones, pending in the District Court of Clark County, Nevada. On February 27, 2020, the Company filed suit against two shareholders, Bear Bull Market Dividends, Inc. and Research and Referral BZ, as well as a key principal of Bear Bull Market Dividends, Inc., Kenyatto M. Jones, concerning breach of contract, fraud, violations of state securities laws and alter ego relating to a stock exchange/transfer transaction, involving the Company’s stock. An entry of default was made against the two shareholders and key principal Jones and the matter remains pending, but upon the fulfillment of all requirements of the settlement agreement described in Note 13 the Company plans to dismiss its claims against Jones.

(e) Cause No. 366-04941-2019; Sharing Services Global Corporation, Elepreneurs U.S., LLC and Elevacity, LLC v. Robert Oblon, filed in the 366th Judicial District of Collin County, Texas. On August 30, 2019, the Company and its affiliated entities filed a lawsuit against Robert Oblon for breach of contract, tortious interference with business relationships, and misappropriation of trade secrets, and sought injunctive relief. A settlement was reached in this matter and the lawsuit was dismissed on March 2, 2020. As part of the settlement, the Company agreed to pay amounts that were due to Oblon under a prior settlement agreement in the approximate amount of $2,000,000, to be paid in installments through June 1, 2020. The Company completed its final payment obligation in accordance with the settlement agreement.

(f) Cause No. DC-19-20587; Sharing Services Global Corporation f/k/a Sharing Services, Inc. v. Amber-Lynn Beers-Hutchinson, n/k/a Amber-Lynn Cantrell, pending in the 192nd Judicial District of Dallas County, Texas. On December 30, 2019, the Company filed a lawsuit against a former contractor for breach of contract. The defendant in this matter filed a counterclaim, asserting defamatory conduct engaged in by the Company. This matter remains pending.

(g) On December 4, 2019, Entrepreneur Media, Inc. (“EMI”) filed a Notice of Opposition in response to the “Elepreneurs” trademark application filed by SHRG IP Holdings, LLC, a wholly owned subsidiary of the Company. This opposition proceeding is now before the Trademark Trial and Appeal Board of the United States Patent and Trademark Office (“TTAB”). On April 13, 2020, SHRG IP Holdings, LLC filed an answer to the Notice of Opposition. Legal counsel for the parties held a mandatary discovery conference on May 12, 2020. This matter remains pending.

(h) On May 20, 2020, the Company (through its legal counsel, Jones, Davis & Jackson, PC) received a demand letter from legal counsel representing a former employee of the Company. The Company has denied the claim of this at-will employee and this matter remains pending.

(i) Company subsidiaries Elevacity Holdings, LLC, Elevacity U.S., LLC, Elepreneurs Holdings, LLC and Elepreneurs U.S., LLC (collectively, the “Subsidiaries”) received notice of a dispute with a former officer of such Subsidiaries regarding severance payments allegedly due under an executive employment agreement. The Company and its Subsidiaries have disputed this matter, and the issues between the parties remain outstanding.

(j) In March 2019, the Company engaged in preliminary discussions with various independent contractor distributors of the Subsidiaries regarding a previously reported dispute concerning the issuance of stock warrants based on the satisfaction of certain individual sales production metrics. The Company previously recorded a liability of $1.3 million for the projected resolution of this matter, which remains pending.

Item 1A. Risk Factors.

In addition to the factors contained in ITEM 1A, — “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2010, you should consider the following risk factor:

The dynamic nature of the COVID-19 pandemic and actions to mitigate the spread of the virus have caused an economic downturn, widespread unemployment, and an adverse impact on consumer sentiment. Such negative factors could continue for an extended period and may more adversely impact our business.

In early 2020, in response to the growing COVID-19 public health emergency, the U.S. and several Canadian provinces declared states of emergency. In an effort to help control the spread of COVID-19, state, provincial and local governments in the U.S. and Canada mandated or recommended various containment measures, including social distancing, quarantine and stay-at-home or shelter-in-place directives, limitations on the size of gatherings, the forced closure of schools, public buildings and businesses not deemed “essential”, and the cancellation of meetings and events, including sporting events, concerts, conferences and meetings. At the time of this Quarterly Report, some of these mandated or recommended safety measures remain in place.

We believe that the public’s fear of exposure to and/or the actual impact of the COVID-19 virus, as well as actions taken to mitigate the spread of the virus, have had and continue to have a materially adverse impact on the economy of the U. S. and Canada, and has resulted in a significant number of workers becoming unemployed in both countries. Consumer demand for discretionary products such as ours is sensitive to significant downturns in the economy, increases in unemployment or decreases in perceived employment security. The full impact on our business of changes in customer demand resulting from the current economic downturn, widespread unemployment, reduced consumer confidence, and consumer fear of exposure to the virus cannot reasonably be determined at this point, but the impact may be significant and protracted.

In response to these conditions, the Company has instituted a number of preventive measures, including temporarily transitioning a significant number of our corporate headquarter employees to working remotely, and transitioning our sales conventions to a virtual convention platform, which has increased our already significant reliance on telephone and computer systems and on the availability of continued and impeded access to the Internet to operate these systems. At the time of this Quarterly Report, we are unable to determine with certainty when these temporary measures can be eased or reversed altogether.

As a result of the foregoing, we cannot predict the ultimate scope, duration and impact of the COVID-19 public health emergency, but we believe it may have a material adverse impact on our business, financial condition, cash flows and liquidity, and results of operations (including revenues and profitability), and those of our key suppliers. The impact of the COVID-19 public health emergency may also have the effect of exacerbating some of the other risks described in our Annual Report on Form 10-K for the fiscal year ended April 30, 2020.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

(a) Unregistered Sales of Securities

On July 17, 2020, the Company issued 10,000,000 shares of its class A common stock to Robert Oblon, a co-founder of the Company, pursuant to the Multi-Party Settlement Agreement previously disclosed.

On July 23, 2020, the Company issued 30,000,000 shares of its class A common stock and a fully vested Stock Warrant to purchase up to 10.0 million shares of the Company’s class A common stock, at the exercise price of $0.20 per share, to Decentralized Sharing Systems, Inc. in exchange for $3.0 million in cash. Proceeds from this stock sale will be used for general corporate purposes.

In both cases above, no underwriters were involved, and the issuances were made in reliance on the exemption from the registration requirements of the Securities Act of 1933 provided under Section 4(a)(2) thereof.

(b) Not applicable

(c) Not applicable

Item 3. Defaults Upon Senior Securities.

(a) Not applicable

(b) Not applicable

Item 4. Mining Safety Disclosures.

Not applicable

Item 5. Other Information.

(a) Not applicable

(b) Not applicable

Item 6. Exhibits.

The following exhibits are filed as part of this Quarterly Report unless otherwise indicated:

3.1	Amended and Restated Articles of Incorporation of Sharing Services Global Corporation, which is incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 24, 2019

3.2	Bylaws of Sharing Services Global Corporation, which is incorporated herein by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 24, 2019

4.1	Certificate of Designations of Series A Preferred Stock, which is incorporated herein by reference from Exhibit 3.1.2 to the Company’s Current Report on Form 8-K filed on May 8, 2017

4.2	Certificate of Designations of Series B Preferred Stock, which is incorporated herein by reference from Exhibit 3.1.3 to the Company’s Current Report on Form 8-K filed on May 8, 2017

4.3	Amendment to Certificate of Designations of Series B Preferred Stock, which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on August 29, 2019

4.4	Certificate of Designations of Series C Preferred Stock, which is incorporated herein by reference from Exhibit 3.1.4 to the Company’s Current Report on Form 8-K filed on May 8, 2017

4.5	Convertible Promissory Note dated April 13, 2018 issued by Sharing Service, Inc. in favor of RB Capital Partners, Inc., which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on April 19, 2018

10.1	Share Exchange Agreement dated May 23, 2017 by and between Sharing Service, Inc., Total Travel Media, Inc., and the Equity Holders of Total Travel Media, Inc., which is incorporated herein by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed on September 21, 2017

10.2	Share Exchange Agreement dated September 29, 2017 by and between Sharing Service, Inc., Four Oceans Holdings, Inc., and the Equity Holders of Four Oceans Holdings, Inc., which is incorporated herein by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 5, 2017

10.3	Share Exchange Agreement dated October 4, 2017 by and between Sharing Service, Inc., 561 LLC, and the Equity Holders of 561 LLC, which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on October 10, 2017

10.4	Share Exchange Agreement dated October 4, 2017 by and between Sharing Service, Inc., America Approves Commercial LLC and the Equity Holders of America Approves Commercial LLC, which is incorporated herein by reference from Exhibit 1.2 to the Company’s Current Report on Form 8-K filed on October 10, 2017

10.5	Share Exchange Agreement dated October 4, 2017 by and between Sharing Service, Inc., Medical Smart Care LLC and the Equity Holder of Medical Smart Care LLC, which is incorporated herein by reference from Exhibit 1.3 to the Company’s Current Report on Form 8-K filed on October 10, 2017

10.6	Share Exchange Agreement dated October 4, 2017 by and between Sharing Service, Inc., LEH Insurance Group LLC and the Equity Holder of LEH Insurance Group LLC, which is incorporated herein by reference from Exhibit 1.4 to the Company’s Current Report on Form 8-K filed on October 10, 2017

10.7	Amended and Restated Executive Employment Agreement effective as of May 16, 2019 between Frank A. Walters and Sharing Service Global Corporation, which is incorporated herein by reference from Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on March 12, 2020

10.8	Amended and Restated Executive Employment Agreement effective as of May 16, 2019 between John “JT” Thatch and Sharing Service Global Corporation, which is incorporated herein by reference from Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on March 12, 2020

10.9	Form of Elepreneur Agreement, which is incorporated herein by reference from Exhibit 10.20 to the Company’s Registration Statement on Form 10-12G/A filed on December 13, 2018

10.10	Sharing Services Global Corporation Elepreneurs Compensation Plan of 2019, which is incorporated herein by reference from Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed on December 16, 2019

10.11	U. S. Small Business Administration Note dated May 13, 2020 issued by Sharing Services Global Corporation in favor of Prosperity Bank, which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on May 18, 2020

10.12	Multi-Party Settlement Agreement, effective as of February 28, 2020, by and between Sharing Services Global Corporation and relevant subsidiaries, Robert Oblon, Jordan Brock, certain officers and directors of Sharing Services Global Corporation, and certain other corporate parties, which is incorporated herein by reference from Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on July 8, 2020

10.13	Stock Purchase and Share Subscription Agreement dated as of July 22, 2020 by and between Sharing Services Global Corporation and Chan Heng Fai Ambrose, which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on July 24, 2020

10.14	Settlement Accommodation Agreement [Including Stock Disposition and Release Provisions] dated July 22, 2020 by and between Sharing Services Global Corporation, Bear Bull Market Dividends, Inc., Kenyatto Montez Jones, and MLM Mafia, Inc., which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on July 30, 2020

31.1	Certification of John Thatch pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Frank A. Walters pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of John Thatch pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Frank A. Walters pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101	The following financial information from our Quarterly Report on Form 10-Q for the three months ended July 31, 2020 and 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) Condensed Consolidated Statements of Stockholders’ Equity and (v) Notes to Condensed Consolidated Financial Statements *

* Included herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHARING SERVICES GLOBAL CORPORATION
(Registrant)
Date: September 11, 2020
	By:	/s/ John Thatch
John Thatch
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: September 11, 2020

	By:	/s/ Frank A. Walters
Frank A. Walters
Secretary and Chief Financial Officer
(Principal Financial Officer)

