Form 10-Q
period 2020-10-31
SHARING SERVICES GLOBAL Corp
filed 2020-12-14
CIK 1644488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2020

or

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

As of December 9, 2020, there were 196,810,833 shares of the issuer’s Class A common stock outstanding.

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

Readers should not place undue reliance upon the Company’s forward-looking statements, since such statements speak only as of the date they were made. Such forward-looking statements may refer to events that ultimately do not occur, or may occur to a different extent, or occur at a different time than such forward-looking statements describe. Except to the extent required by federal securities laws, the Company undertakes no obligation to publicly update or revise any forward-looking statements contained in this Quarterly Report and in any documents incorporated by reference herein, whether as a result of new information, future events, or otherwise. The Company acknowledges that all forward-looking statements involve risks and uncertainties that could cause actual events and/or results to differ materially from the events and/or results described in the forward-looking statements. Such risks and uncertainties include, but are not limited to, risks and uncertainties concerning:

●	Our dependence upon a direct selling system to sell our products, and the highly competitive and dynamic nature of the direct selling industry.

●	Our ability to attract and retain key personalities and independent distributors to promote our products; the ability of a key personality or distributor to successfully perform his or her role; and the potential adverse effect of the loss of a high-level distributor or a significant number of distributors for causes out of our control.

●	Changes to our sales compensation plan could be negatively received by members of our sales force, could fail to achieve the desired long-term goals, and could adversely impact future sales.

●	The success of our growth initiatives, including our efforts to attract and retain new customers, build brand awareness, and our efforts to generate recurring customer orders, which we call “SmartShip” orders.

●	Our ability to anticipate and effectively respond to changes in consumer preferences and buying trends in a timely manner.

●	Our dependence on one supplier for a substantial portion of the products we sell and the potential for material disruptions in our supply chain or potential increases in the prices of the products we purchase beyond what we can pass along to our customers.

●	Potential disruptions in the supply of raw materials used to manufacture our products or potential increases in the prices of such raw materials resulting in increased costs to us beyond what we can pass along to our customers.

●	Our dependence on one merchant payment processor for a material portion of our sales proceeds.

●	Our financial performance could be adversely affected by economic slowdowns, particularly over extended periods.

●	The potential impact of the COVID-19 virus outbreak and its impact on the national and worldwide economy.

●	Our ability to effectively manage and control our operating expenses.

●	Our quarterly financial performance and potential fluctuations therein.

●	Our ability to generate sustained, positive cash flows from operations or to obtain additional financing, if needed, with which to fund our working capital needs now and in the future.

●	Our ability to attract and retain talented employees and management.

●	Our ability to maintain a positive image and brand acceptance in the dynamic and sometimes unpredictable social media environment.

●	Our ability to comply with current laws and regulations or our becoming subject to new or more stringent laws and regulations in the future, including applicable laws and regulations in jurisdictions outside the United States.

●	Potential product liability claims could harm our business.

●	The success of our efforts to register our trademarks and protect our intellectual property rights.

●	Our potential unintended infringement on the intellectual property rights of others.

●	The potential impact if products sold by us were found to be defective in labeling or content.

●	The costs and effects of litigation and other claims.

●	Past or future reformulations of our products, including as a result of potential governmental enforcement action, could be negatively received by our sales force and customers and adversely impact future sales.

●	Our stated intension to expand into foreign markets may expose us to foreign currency exchange rate fluctuations and other risks inherent to foreign operations.

●	Our ability to effectively and cost-efficiently respond to any natural disasters, epidemics and other health emergencies, or acts of violence or terrorism that may affect our customers and/or our business.

●	Our dependence on the use of information technology and our ability to effectively and cost-efficiently respond to any disruption in our information technology systems and/or any acts of cyberterrorism.

●	If we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence in us and, as a result, the value of our securities.

●	Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

●	If securities or industry analysts do not publish research or reports about our business, if our operating results do not meet their expectations, or if they adversely change their recommendations regarding our common stock, our stock price and trading volume could decline.

●	Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, likely will be your sole source of gain.

●	Future sales and issuances of our common stock and/or rights to purchase our common stock, including pursuant to our equity incentive plans, will result in additional dilution of the percentage ownership of our stockholders and could cause our trading price to decline.

●	We will continue to incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance requirements as a result of our disclosed efforts to uplist our stock in the NASDAQ Capital Market.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

The following condensed consolidated balance sheets as of October 31, 2020 and April 30, 2020, the condensed consolidated statements of operations for the three and six months ended October 31, 2020 and 2019, the condensed consolidated statements of cash flows and condensed consolidated statements of stockholders’ equity for the six months ended October 31, 2020 and 2019 are those of Sharing Services Global Corporation and its subsidiaries.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2020	April 30, 2020
ASSETS
Current Assets
Cash and cash equivalents	$10,646,501	$11,742,728
Trade accounts receivable, net	4,028,728	4,076,851
Notes receivable, net	30,000	118,047
Inventory	4,452,248	4,801,901
Other current assets	1,571,965	1,034,979
Total Current Assets	20,729,442	21,774,506
Property and equipment, net	233,298	298,383
Right-of-use assets, net	477,871	800,381
Deferred tax assets	1,468,844	1,649,018
Other assets	43,470	55,070
TOTAL ASSETS	$22,952,925	$24,577,358

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$664,183	$771,050
Accrued sales commission payable	5,012,956	7,983,536
Deferred sales revenues	1,502,608	3,495,571
Employee stock warrants liability	2,665,058	661,684
Settlement liability	1,333,786	2,620,931
State and local taxes payable	1,049,729	2,285,514
Accrued and other current liabilities	2,072,183	2,117,485
Income taxes payable	309,552	920,305
Current portion of convertible notes payable, net of unamortized debt discount of $4,640 in October 31 and $9,843 in April 30	95,360	90,157
Total Current Liabilities	14,705,415	20,946,233
Lease liability, long-term	42,595	343,948
Note payable	1,040,400	-
Convertible notes payable, net of unamortized debt discount of $19,373 at October 31 and $24,412 at April 30	30,627	25,588
TOTAL LIABILITIES	15,819,037	21,315,769
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.0001 par value, 200,000,000 shares authorized:
Series A convertible preferred stock, $0.0001 par value, 100,000,000 shares designated, 6,100,000 and 32,478,750 shares issued and outstanding at October 31 and April 30, respectively	610	3,248
Series B convertible preferred stock, $0.0001 par value, 10,000,000 shares designated, issued and outstanding at April 30, none outstanding at October 31	-	1,000
Series C convertible preferred stock, $0.0001 par value, 10,000,000 shares designated, 3,380,000 shares issued and outstanding at October 31 and April 30	338	349
Common Stock, $0.0001 par value, 500,000,000 Class A shares authorized, 196,700,833 shares and 126,072,386 shares issued and outstanding at October 31 and April 30, respectively	19,670	12,607
Common Stock, $0.0001 par value, 10,000,000 Class B shares authorized, issued and outstanding at April 30, none outstanding at October 31	-	1,000
Additional paid in capital	44,380,715	38,871,057
Shares to be issued	14,032	11,785
Stock subscriptions receivable	(114,405)	(114,405)
Treasury Stock	(1,532,355)	(1,532,355)
Accumulated deficit	(35,634,717)	(33,992,697)
Total Stockholders’ Equity	7,133,888	3,261,589
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,952,925	$24,577,358

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2020	2019	2020	2019
Net sales	$19,450,347	$38,850,453	$41,339,507	$74,332,371
Cost of goods sold	5,059,607	11,436,308	10,948,633	21,487,765
Gross profit	14,390,740	27,414,145	30,390,874	52,844,606
Operating expenses
Selling and marketing expenses	8,769,088	19,015,783	18,370,919	34,843,882
General and administrative expenses	3,209,542	4,517,530	10,754,763	14,143,732
Total operating expenses	11,978,630	23,533,313	29,125,682	48,987,614
Operating earnings	2,412,110	3,880,832	1,265,192	3,856,992
Other income (expense)
Interest expense, net	(8,271)	(145,787)	(17,399)	(471,737)
Interest income, related party	-	138,546	-	138,546
Litigation settlements and other non-operating income (expense)	(55,000)	(4,029,813)	(133,822)	(4,234,529)
Total other income (expense), net	(63,271)	(4,037,054)	(151,221)	(4,567,720)
Earnings (loss) before income taxes	2,348,839	(156,222)	1,113,971	(710,728)
Income tax provision	497,483	1,075,000	355,991	1,375,000
Net earnings (loss)	$1,851,356	$(1,231,222)	$757,980	$(2,085,728)
Earnings (loss) per share:
Basic	$0.01	$(0.01)	$0.01	$(0.02)
Diluted	$0.01	$(0.01)	$0.00	$(0.02)
Weighted average shares:
Basic	203,227,398	132,500,548	171,497,718	128,185,221
Diluted	260,855,287	132,500,548	241,376,383	128,185,221

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended October 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$757,980	$(2,085,728)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	84,601	111,550
Stock-based compensation expense	2,003,374	5,640,252
Deferred income tax benefit	(66,622)	-
Amortization of debt discount and other	11,880	373,276
Loss on impairment of notes receivable		313,794
Loss on impairment of investment and other	20,000	226,234
Changes in operating assets and liabilities:
Accounts receivable	48,122	19,052
Inventory	349,653	(1,530,375)
Other current assets	(536,986)	26,182
Security deposits	-	7,600
Accounts payable	(106,867)	526,152
Income taxes payable	(363,957)	275,000
Accrued and other liabilities	(6,518,124)	8,224,787
Net Cash (Used in) Provided by Operating Activities	(4,316,946)	12,127,776
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property and equipment	(19,516)	(114,038)
Collection of notes receivable	88,047	-
Due to related parties and other	(8,400)	(5,637)
Net Cash Provided by (Used in) Investing Activities	60,131	(119,675)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	3,019,688	1,300
Repayment of convertible notes payable	-	(755,000)
Repurchase of common stock	(899,500)	(500)
Proceeds from issuance of promissory notes	1,040,400	-
Repayment of promissory notes payable	-	(2,376,062)
Net Cash Provided by (Used in) Financing Activities	3,160,588	(3,130,262)

Increase (decrease) in cash and cash equivalents	(1,096,227)	8,877,839
Cash and cash equivalents, beginning of period	11,742,728	3,912,135
Cash and cash equivalents, end of period	$10,646,501	$12,789,974

Supplemental cash flow information
Cash paid for interest	$3,606	$493,708
Cash paid for income taxes	$416,093	$1,147,620
Supplemented disclosure of non-cash investing and financing activities:
Settlement obligation satisfied with shares of common stock	$400,000	$-
Right-of-use assets recognized as lease liability	$-	$1,385,871

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Class A and Class B Common Stock		Additional		Shares
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Paid in Capital	Subscription Receivable	to be Issued	Treasury Stock	Accumulated Deficit	Total
Balance – April 30, 2020	32,478,750	$3,248	10,000,000	$1,000	3,490,000	$349	136,072,386	$13,607	$38,871,057	$(114,405)	$11,785	$(1,532,355)	$(33,992,697)	$3,261,589
Common stock issued for cash	-	-	-	-	-	-	30,000,000	3,000	5,397,000	-	-	-	(2,400,000)	3,000,000
Common stock issued upon settlement of litigation	-	-	-	-	-	-	10,000,000	1,000	399,000	-	-	-	-	400,000
Preferred stock retired	(5,628,750)	(563)	-	-	-	-	-	-	563	-	-	-	-	-
Conversions of preferred stock	(20,750,000)	(2,075)	(10,000,000)	(1,000)	(110,000)	(11)	30,860,000	3,086	-	-	-	-	-	-
Conversion of interest payable	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Repurchase of common stock	-	-	-	-	-	-	(17,500,000)	(1,750)	(897,750)	-	-	-	-	(899,500)
Stock-based compensation expense	-	-	-	-	-	-	-	-	1,186,554	-	-	-	-	1,186,554
Proceeds from common stock warrants exercised	-	-	-	-	-	-	-	-	-	-	19,688	-	-	19,688
Stock warrants exercised	-	-	-	-	-	-	7,268,447	727	(575,709)	-	(17,441)	-	-	(592,423)
Net earnings	-	-	-	-	-	-	-	-	-	-	-	-	757,980	757,980
Balance – October 31, 2020	6,100,000	$610	-	$-	3,380,000	$338	196,700,833	$19,670	$44,380,715	$(114,405)	$14,032	$(1,532,355)	$(35,634,717)	$7,133,888

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Class A and Class B Common Stock		Additional		Shares
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Paid in Capital	Subscription Receivable	to be Issued	Treasury Stock	Accumulated Deficit	Total
Balance – April 30, 2019	42,878,750	$4,288	10,000,000	$1,000	3,520,000	$352	114,077,061	$11,408	$31,870,020	$(114,405)	$21,000	-	$(33,111,921)	$(1,318,258)
Common stock issued for cash	-	-	-	-	-	-	30,000	3	7,497	-	(7,500)	-	-	-
Common stock issued for professional services	-	-	-	-	-	-	215,325	22	11,993	-	(1,715)	-	-	10,300
Conversions of preferred stock	(10,400,000)	(1,040)	-	-	(50,000)	(5)	10,450,000	1,045	-	-	-	-	-	-
Repurchase of common stock	-	-	-	-	-	-	(1,500,000)	(150)	(350)	-	-	-	-	(500)
Stock-based compensation expense	-	-	-	-	-	-	-	-	5,640,252	-	-	-	-	5,640,252
Stock warrants exercised	-	-	-	-	-	-	10,000,000	1,000	-	-	-	-	-	1,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(2,085,728)	(2,085,728)
Balance – October 31, 2019	32,478,750	$3,248	10,000,000	$1,000	3,470,000	$347	133,272,386	$13,328	$37,529,412	$(114,405)	$11,785	-	$(35,197,649)	$2,247,066

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 –DESCRIPTION OF OPERATIONS AND BASIS OF PRESENTATION

Sharing Services Global Corporation (“Sharing Services”, “we,” or the “Company”), formerly Sharing Services, Inc., markets and distributes its health and wellness products primarily in the United States and Canada. The Company is an emerging growth company and was incorporated in the State of Nevada in April 2015. It markets and distributes its products and services through its wholly owned subsidiaries, using a marketing strategy driven by a form of direct selling.

The Company does not operate retail stores. It markets its products and services through an independent contractor sales force, which it refers to as “Elepreneurs,” and using its proprietary websites, including: www.elevacity.com. The Company’s fiscal year ends on April 30.

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

Use of Estimates and Assumptions

The preparation of financial statements in accordance with GAAP requires the use of judgment and requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures about contingent assets and liabilities, if any. Matters that require the use of estimates and assumptions include: the recoverability of accounts receivable, the valuation of inventory, the useful lives of fixed assets, the assessment of long-lived assets for impairment, the nature and timing of satisfaction of performance obligations resulting from contracts with customers, allocation of the transaction price to multiple performance obligations in a sales transaction, the measurement and recognition of right-of-use assets and related lease liabilities, the valuation of stock-based compensation awards, the measurement and recognition of uncertain tax positions, and the valuation of loss contingencies, if any. Actual results may differ from these estimates in amounts that may be material to our consolidated financial statements. We believe that the estimates and assumptions used in the preparation of our consolidated financial statements are reasonable.

However, we believe that the public’s fear of exposure to and/or the actual impact of the COVID-19 virus, as well as past actions taken to mitigate the spread of the virus, have had and continue to have a materially adverse impact on the economy of the U. S. and Canada, and has resulted in a significant number of workers becoming unemployed or underemployed in both countries. Consumer demand for discretionary products such as ours is sensitive to downturns in the economy, increases in unemployment, or decreases in perceived employment security. The full impact on our business of changes in consumer demand resulting from the current economic downturn, increased unemployment, reduced consumer confidence, and public fear of exposure to the virus cannot reasonably be determined, but the impact may be significant and protracted. Accordingly, it is possible that estimates made in the Company’s consolidated financial statements have been, or will be, materially impacted as a result of these uncertainties. These may include, among other things, estimates regarding losses on inventory, impairment losses related to long-lived assets, the nature and timing of satisfaction of performance obligations resulting from contracts with customers, and the valuation of loss contingencies.

Revenue Recognition

The Company derives revenue only from the sale of its products and services and recognizes revenue net of amounts due to taxing authorities (such as local and state sales tax). Our customers place sales orders online and through our “back-office” operations, which creates a contract and establishes the transaction price. The Company recognizes revenue when (or as) it transfers control of the promised goods and services to the customer. With respect to products sold, our performance obligation is satisfied upon receipt of the products by the customer. With respect to subscription-based revenue, including Elepreneurs membership fees, our performance obligation is satisfied over time (up to one year). The timing of our revenue recognition may differ from the time when we invoice the customer and/or collect payment. The Company has elected to treat shipping and handling costs as an activity to fulfill its performance obligations, rather than a separate performance obligation.

Deferred sales revenue associated with product invoiced but not received by customers at the balance sheet date was $1.1 million and $2.7 million as of October 31, 2020 and April 30, 2020, respectively. In addition, as of October 31, 2020 and April 30, 2020, deferred sales revenue associated with our unfulfilled performance obligations for services offered on a subscription basis was $260,182 and $433,386, and deferred sales revenue associated with our performance obligations for customers’ right of return was $120,914 and $263,117, respectively. Deferred sales revenue is expected to be recognized over one year.

During the six months ended October 31, 2020, no individual customer, or related group of customers, represents 10% or more of our consolidated net sales, and approximately 45% of our consolidated net sales were to recurring customers (which we refer to as “SmartShip” sales), approximately 28% were to new customers and approximately 27% were to our independent distributors. During the six months ended October 31, 2020 and 2019, approximately 94% and 95%, respectively, of our consolidated net sales are to our customers and/or independent distributors located in the United States.

During the six months ended October 31, 2020, approximately 99% of our consolidated net sales are from our health and wellness products (including approximately 5% from the sale of coffee and coffee-related products, 48% from the sale of other Nutraceutical products, and approximately 46% from the sale of all other health and wellness products). During the six months ended October 31, 2019, approximately 98% of our consolidated net sales are from the sale of our Elevate product line (including 25% from the sales of coffee and coffee-related products, 52% from the sale of other Nutraceutical products, and approximately 21% from the sale of all other health and wellness products).

During both the six months ended October 31, 2020 and 2019, product purchases from one supplier accounted for approximately 98% of our total product purchases.

Sales Commissions

The Company recognizes sales commission expense, when incurred, in accordance with GAAP. During the three months ended October 31, 2020 and 2019, sales commission expense was $8.4 million and $18.2 million, respectively. During the six months ended October 31, 2020 and 2019, sales commission expense was $17.8 million and $33.6 million, respectively.

In the six months ended October 31, 2020, the Company issued to members of its independent sales force who had been offered stock warrants under the 2019 Sales-Related Warrants program more fully discussed in Note 2 of the Notes to Consolidated Financial Statements for our fiscal year ended April 30, 2020 and met other qualifications (mainly related to remaining active distributors), fully vested warrants to purchase up to 3,747,600 shares its common stock with an estimated aggregate fair value of $1.4 million (the “2020 Sales-Related Warrants”). The 2020 Sales-Related Warrants are exercisable for a period of one year from the issuance date at the exercise price of $0.01 per share. The rights conferred by the 2020 Sales-Related Warrants are not subject to service conditions and all other conditions necessary to earn the award have been satisfied. The Company deems the fair value of the warrants granted to members of its independent contractor sales force to be an element of sales compensation expense. The Company recognized incremental sales compensation expense of $140,911 in connection with stock warrants issued under the 2020 Sales-Related Warrants program to holders of unexercised equity-based awards under the predecessor plan that are deemed modified, as defined by GAAP. In addition, the Company recognized sales compensation expense of $1,045,644 in connection with stock warrants issued under the 2020 Sales-Related Warrants program to participants of the predecessor plan who had not yet accepted the terms of the 2019 Sales-Related Warrants (but accepted the new award).

Further, in the six months ended October 31, 2020, the Company derecognized sales compensation expense of $1.1 million in connection with stock warrants previously offered under the 2019 Sales-Related Warrants program that were terminated or forfeited, including warrants no longer deemed probable of exercise. At October 31, 2020 and April 30, 2020, accrued sales compensation payable was $5,012,957 and $7,983,536, respectively, including $101,510 and $1,290,477, respectively, in estimated sales compensation contingently payable with stock warrants in connection with the 2019 Sales-Related Warrants program.

Recently Issued Accounting Standards - Recently Adopted

In November 2019, the FASB issued ASU No. 2019-08, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements – Share-based Consideration Payable to a Customer (“ASU 2019-08”). ASU 2019-08 requires that an entity apply the guidance in ASC 718 to measure and classify share-based payment awards granted to a customer. Under ASC 718, among other things, share-based awards to non-employees must generally be measured at the grant-date fair value of the equity instrument. For entities that have adopted the provisions of ASU 2018-07, Compensation – Stock Compensation (Topic 718) – Improvements to Nonemployee Share-based Payment Accounting, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. As discussed in Note 2 of the Notes to Consolidated Financial Statements for our fiscal year ended April 30, 2020, the Company has adopted the provisions of ASU 2018-07. Accordingly, the Company adopted the provisions of ASU 2019-08 effective on May 1, 2020 and such adoption did not have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) which modifies the disclosure requirements on fair value measurements under ASC Topic No. 820, Fair Value Measurement, as amended (“ASC 820”). For public companies, ASU 2018-13 removes (a) the prior requirement to disclose the amount and reason for transfers between Level 1 and Level 2 of the fair value hierarchy (please see Note 3 – “Fair Value Measurements of Financial Instruments” below), (b) the policy for timing of transfers between levels, and (c) the valuation processes used for level 3 fair value measurements. For public companies, ASU 2018-13 also adds, among other things, a requirement to disclose the range and weighted average of significant unobservable inputs used in Level 3 fair value measurements. The Company adopted ASU 2018-13 effective on February 1, 2020 and such adoption did not have a material impact on its consolidated financial statements.

Recently Issued Accounting Standards - Pending Adoption

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (ASU 2020-06), which simplifies the accounting for certain convertible instruments. Among other things, under ASU 2020-06, the embedded conversion features no longer are separated from the host contract for convertible instruments with conversion features not required to be accounted for as derivatives, or that do not result in substantial premiums accounted for as paid-in capital. ASU 2020-06 also eliminates the use of the treasury stock method when calculating the impact of convertible instruments on diluted Earnings per Share. For the Company, the provisions of ASU 2020-06 are effective for its fiscal quarter beginning on May 1, 2024. Early adoption is permitted, subject to certain limitations. The Company is evaluating the potential impact of adoption on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12, among other things, (a) eliminates the exception to the incremental approach for intra-period tax allocation when there is a loss from continuing operations and income (or a gain) from other items, (b) eliminates the exception to the general methodology for calculating income taxes in an interim period when the year-to-date loss exceeds the anticipated loss for the year, (c) requires than an entity recognize a franchise tax (or a similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, and (d) requires than an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation for the interim period that includes the enactment date. For public companies, these amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted but must involve the adoption of all amendments contained in ASU 2019-12 concurrently. The Company is evaluating the potential impact of adoption on its consolidated financial statements.

NOTE 3 – FAIR VALUE MEASURENTS OF FINANCIAL INSTRUMENTS

Our financial instruments consist of cash equivalents, if any, accounts receivable, notes receivable, investments in unconsolidated entities, accounts payable and notes payable. The carrying amounts of cash equivalents, if any, trade accounts receivable, notes receivable and accounts payable approximate their respective fair values due to the short-term nature of these financial instruments.

Consistent with the valuation hierarchy contained in ASC Topic 820, we categorized certain of our financial assets and liabilities as follows:

	October 31, 2020
	Total	Level 1	Level 2	Level 3
Assets
Notes receivable	$30,000	$-	$-	$30,000
Total assets	$30,000	$-	$-	$30,000
Liabilities
Note Payable	$1,040,400	$-	$-	$1,040,400
Convertible notes payable	125,987	-	-	125,987
Total liabilities	$1,166,387	$-	$-	$1,166,387

	April 30, 2020
	Total	Level 1	Level 2	Level 3
Assets
Notes receivable	$118,047	$-	$-	$118,047
Investments in unconsolidated entities	20,000	-	-	20,000
Total assets	$138,047	$-	$-	$138,047
Liabilities
Convertible notes payable	$115,745	$-	$-	$115,745
Total liabilities	$115,745	$-	$-	$115,745

NOTE 4 – EARNINGS (LOSS) PER SHARE

We calculate basic earnings (loss) per share by dividing net earnings (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share is calculated similarly but reflects the potential impact of shares issuable upon the conversion or exercise of outstanding convertible preferred stock, convertible notes payable, stock warrants and other commitments to issue common stock, except where the impact would be anti-dilutive.

The calculation of diluted earnings per share also reflects an adjustment to net earnings for the potential reduction to the reporting period’s interest expense, net of applicable income tax, that would result if the Company’s convertible notes payable were converted at the beginning of the period.

The following table sets forth the computations of basic and diluted earnings (loss) per share:

	Three Months Ended October 31,		Six Months Ended October 31,
	2020	2019	2020	2019
Net earnings (loss), as reported	$1,851,356	$(1,231,222)	$757,980	$(2,085,728)
After tax interest adjustment	6,354	-	11,594	-
Net earnings (loss), if-converted basis	$1,857,710	$(1,231,222)	$769,574	$(2,085,728)
Weighted average basic shares	203,227,398	132,500,548	171,497,718	128,185,221
Dilutive securities and instruments:
Convertible preferred stock	18,476,413	-	31,304,851	-
Convertible notes	10,406,100	-	10,406,100	-
Stock options and warrants	28,745,376	-	28,167,714	-
Weighted average diluted shares	260,855,287	132,500,548	241,376,383	128,185,221
Earnings (loss) per share:
Basic	$0.01	$(0.01)	$0.00	$(0.02)
Diluted	$0.01	$(0.01)	$0.00	$(0.02)

The following potentially dilutive securities and instruments were outstanding during the three and six months ended October 31, 2019 but excluded from the calculation of loss per share because their impact would be anti-dilutive:

Convertible notes	69,259,756
Convertible preferred stock	46,285,924
Stock warrants	21,585,167
Total incremental shares	137,130,847

NOTE 5 – NOTES RECEIVABLE

In the fiscal year 2020, the Company received a promissory note for $58,047 from a prior merchant payment processor in connection with amounts owed to the Company. At October 31, 2020, the note was paid in full. At April 30, 2020, the principal balance of $58,047 remained outstanding.

In the fiscal year 2019, the Company received a promissory note for $106,404 from a prior merchant payment processor in connection with amounts owed to the Company. In the fiscal year 2020, the Company and the issuer of the promissory notes engaged in negotiations aimed at settling this balance. In January 2020, the Company recognized an impairment loss of $46,404 in connection therewith. At October 31, 2020 and April 30, 2020, the principal balance of $30,000 and $60,000, respectively, remains outstanding.

NOTE 6 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	October 31, 2020	April 30, 2020
Prepaid expenses, including $878,315 for inventory-related deposits as of October 31	$1,188,578	$404,089
Right to recover asset	33,621	76,103
Employee advances and other	349,766	554,787
	$1,571,965	$1,034,979

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	October 31, 2020	April 30, 2020
Furniture and fixtures	$230,685	$224,239
Computer equipment and software	168,563	155,493
Leasehold improvements	106,877	106,877
Office equipment	31,652	31,652
Total property and equipment	537,777	518,261
Accumulated depreciation and amortization	(304,479)	(219,878)
Property and equipment, net	$233,298	$298,383

Depreciation and amortization expense were $42,384 and $16,961 for the three months ended October 31, 2020 and 2019, respectively, and, for the six months ended October 31, 2020 and 2019, $84,601 and $47,242, respectively.

NOTE 8 - NOTE PAYABLE

In May 2020, the Company was granted a loan (the “PPP Loan”) by a commercial bank in the amount of $1,040,400, pursuant to the Paycheck Protection Program features of the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”). The PPP Loan is evidenced by a promissory note, matures on May 13, 2022 and bears interest at an annual rate of 1.0%. The PPP Loan may be prepaid without penalty, at the option of the Company, at any time prior to maturity. Proceeds from loans granted under the CARES Act are intended to be used for payroll, costs to continue employee group health care benefits, rent, utilities, and certain other qualified costs (“qualifying expenses”). The Company used the loan proceeds for qualifying expenses.

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

At October 31, 2020, note principal in the amount of $1,040,400, excluding accrued but unpaid interest of $4,760, remains outstanding.

NOTE 9 - ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consist of the following:

	October 31, 2020	April 30, 2020
Payroll and employee benefits	$340,696	$1,199,950
Lease liability, current portion	457,430	476,950
Accrued interest payable	23,204	15,419
Other operational accruals, including accrued severance expense of $1,005,000 as of October 31	1,250,853	425,166
	$2,072,183	$2,117,485

Lease liability, current portion, represent obligations due withing one year under operating leases for office space, automobiles, and office equipment.

NOTE 10 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

		Conversion Price
Issuance Date	Maturity Date	(per share)	October 31, 2020	April 30, 2020
October 2017	October 2022	$0.15	$50,000	$50,000
April 2018	April 2021	$0.01	100,000	100,000
Total convertible notes payable			150,000	150,000
Less: unamortized debt discount and deferred financing fees			24,013	34,255
			125,987	115,745
Less: current portion of convertible notes payable			95,360	90,157
Long-term convertible notes payable			$30,627	$25,588

The Company’s convertible notes are convertible, at the option of the holder, into shares of the Company’s common stock at the conversion prices shown above. Borrowings on the Company’s convertible notes bear interest at the annual rate of 12%, except as otherwise indicated below.

Pursuant to the terms of the Company’s convertible note dated October 6, 2017, the Company is currently reviewing the conversion terms of the note. Accordingly, the conversion price shown on the table above is subject to change as a result of such review. This is a related party note. Please see Note 13 for more details.

In December 2019, the Company and the holder of the Company’s convertible note dated April 13, 2018 (the “April 2018 Note”) entered into an amendment to the underlying promissory note. Pursuant to the amendment, the parties extended the maturity date of the note to April 2021. In addition, after giving effect to the amendment, the April 2018 Note is non-interest bearing. All other terms of the April 2018 Note remain unchanged.

During the three months ended October 31, 2020 and 2019, interest expense in connection with the Company’s convertible notes was $1,512 and $16,802, respectively, excluding amortization of debt discount of $5,120 and $2,519, respectively. During the six months ended October 31, 2020 and 2019, interest expense in connection with the Company’s convertible notes was $3,025 and $43,711, respectively, excluding amortization of debt discount of $10,242 and $5,040, respectively. These amounts are included in interest expense in our consolidated statements of operations.

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

The following information pertains to the Company’s leases as of the balance sheet dates indicated:

Assets	Classification	October 31, 2020	April 30, 2020
Operating leases	Right-of-use assets, net	$477,871	$800,381
Total leased assets		$477,871	$800,381

Liabilities
Operating leases	Accrued and other current liabilities	$457,430	$476,950
Operating leases	Lease liability, long-term	42,595	343,948
Total lease liability		$500,025	$820,898

The following information pertains to the Company’s leases for the periods indicated:

		Three Months Ended October 31,
Lease cost	Classification	2020	2019
Operating lease cost	General and administrative expenses	$130,275	$148,066
Operating lease cost	Depreciation and amortization	-	-
Operating lease cost	Interest expense, net	-	-
Total lease cost		$130,275	$148,066

		Six Months Ended October 31,
Lease cost	Classification	2020	2019
Operating lease cost	General and administrative expenses	$270,498	$298,782
Operating lease cost	Depreciation and amortization	-	-
Operating lease cost	Interest expense, net	-	-
Total lease cost		$270,498	$298,782

The Company’s lease liability is payable as follows:

Twelve months ending October 31,
2021	$457,430
2022	42,595
2023-2025	-
Thereafter	-
Total lease liability	$500,025

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

During the three months ended October 31, 2020, the Company recognized a current benefit for federal income taxes of $200,000, a provision for state and local income taxes of $196,327 and a deferred income tax provision of $501,156. During the six months ended October 31, 2020, the Company recognized a current provision for federal income taxes of $108,300, a provision for state and local income taxes of $314,312 and a deferred income tax benefit of $66,621. In addition, during the fiscal year ended April 30, 2020, the Company recognized a current provision for income taxes of $2.1 million and deferred income tax benefits of $1.6 million.

For the six months ended October 31, 2020, our income tax rate reconciliation is as follows:

Federal statutory rate	21.0%
State income taxes and franchise tax	28.2%
Stock-based compensation and other	(17.2)%
Effective tax rate	32.0%

Our consolidated provision for (benefit from) income taxes is as follows:

	Three Months Ended October 31, 2020	Six Months Ended October 31, 2020
Current:
Federal	$(200,000)	$108,300
State and local	196,327	314,312
Total current	(3,673)	422,612
Deferred:
Federal	501,156	(66,621)
State and local	-	-
Total deferred	501,156	(66,621)
Total consolidated income tax provision	$497,483	$355,991

As of October 31, 2020, our deferred tax asset (liability) is as follows:

Gross deferred tax asset:
Stock-based compensation	$1,200,299
Accruals and reserves not currently deductible	268,545
Total deferred tax assets	1,468,844
Total deferred tax liability	-
Total consolidated deferred tax assets, net	$1,468,844

NOTE 13 - RELATED PARTY TRANSACTIONS

Decentralized Sharing Systems, Inc.

On July 22, 2020, the Company and Chan Heng Fai Ambrose, a Director of the Company, entered into a Stock Purchase and Share Subscription Agreement (the “SPA Agreement”) pursuant to which Mr. Chan agreed to invest $3.0 million in the Company in exchange for 30.0 million shares of the Company’s Class A Common Stock and a fully vested Stock Warrant to purchase up to 10.0 million shares of the Company’s Class A Common Stock at an exercise price of $0.20 per share. On the issuance date, the closing price for the Company’s common stock was $0.177 per share and the Company recognized a deemed dividend of $2.4 million. Simultaneously with the SPA Agreement, Mr. Chan and Decentralized Sharing Systems, Inc. (“DSS”), a subsidiary of Document Security Systems, Inc., and, together with Document Security Systems, Inc., a major shareholder of the Company, entered into an Assignment and Assumption Agreement pursuant to which Mr. Chan assigned to DSS all interests in the SPA Agreement. On July 23, 2020, the Company issued 30.0 million shares of its Class A Common Stock to DSS, an “accredited investor” as defined in the Securities Act, pursuant to the SPA Agreement. Under the terms of the SPA Agreement, the shares of Class A Common Stock issued to DSS are subject to a one (1) year restriction. The Stock Warrant issued pursuant to the SPA Agreement expires on the third anniversary from the issuance date, unless exercised earlier.

As of October 31, 2020, DSS and its affiliates owned 74.1 million shares of the Company’s Class A Common Stock, excluding 10.0 million shares issuable upon the exercise of warrants held by DSS. Mr. Chan, a Director of the Company, also serves on the Board of Directors of DSS and its parent, Document Security Systems, Inc. In addition, John (“JT”) Thatch, the President, CEO and Interim Chairman of the Board of Directors of the Company, also serves on the Board of Directors of Document Security Systems, Inc. Further, Frank D. Heuszel, a Director of the Company, also serves on the Board of Directors of DSS and its parent, Document Security Systems, Inc.

In October 2017, the Company issued a convertible note in the principal amount of $50,000 to HWH International, Inc (“HWH”). HWH is affiliated with Chan Heng Fai Ambrose, who in April 2020 became a Director of the Company. The note matures in October 2022. Please see Note 10 above for more details.

Bear Bull Market Dividends, Inc.

On July 22, 2020, the Company, Bear Bull Market Dividends, Inc. (“BBMD”), a purported shareholder of the Company, Kenyatto Montez Jones (“Jones”), and MLM Mafia, Inc. (“MLM”) entered into a Settlement Accommodation Agreement [Including Stock Disposition And Release Provisions] (the “SAA”) pursuant to which the relevant parties agreed to settle all prior disputes between the Company, on the one part, and BBMD and Jones, on the other, concerning the status of BBMD as a valid shareholder of the Company, and the ownership, operation, management and control of the Company, all of which has been the subject of various pending lawsuits. In addition, the parties agreed to dismiss such pending lawsuits and exchanged customary mutual releases.

In August 2020, as provided under the SAA, the Disputed Stock, as defined in the SAA, was converted into 25.0 million shares of the Company’s Class A Common Stock (the “Converted Stock”). In addition, under the terms of the SAA and the related Securities Escrow And Disposition Agreement, in August 2020, MLM purchased from BBMD 20.0 million shares of the Converted Stock at the purchase price of $0.0525 per share (or $1,050,000). Further, as provided under the SAA and the related Securities Escrow And Disposition Agreement, the Company repurchased from MLM 17.5 million shares of the Converted Stock at the repurchase price of $0.0514 per share (or $899,500) in cash and the Company has retired the 17.5 million shares repurchased. After these transactions, BBMD remained the holder of 5.0 million shares of the Company’s Class A Common Stock and MLM remained the holder of 2.5 million shares of the Company’s Class A Common Stock. The Company recognized the repurchased shares as treasury stock in accordance with GAAP. In October 2020, the Company retired the 17.5 million repurchased shares, pursuant to Nevada Revised Statutes, Section 78.283.

NOTE 14 - STOCKHOLDERS’ EQUITY

Preferred Stock

Series A Convertible Preferred Stock – As more fully discussed in Note 13 above, in August, BBMD, then the purported holder of 20,000,000 shares of the Company’s Series A preferred stock, converted such holdings into 20,000,000 shares of the Company’s Class A common stock. In addition, during the six months ended October 31, 2020, the holder of 750,000 shares of the Company’s Series A preferred stock converted such holdings into 750,000 shares of the Company’s Class A common stock. As of October 31, 2020, 6,100,000 shares of the Company’s Series A preferred stock remain outstanding.

Series B Convertible Preferred Stock – In August 2020, as more fully discussed in Note 13 above, BBMD, then the purported holder of 2,500,000 shares of the Company’s Series B preferred stock, converted such holdings into 2,500,000 shares of the Company’s Class A common stock. In addition, in September 2020, the Company and Alchemist Holding, LLC (“Alchemist”), another major shareholder of the Company, agreed to convert 7,500,000 shares of the Company’s Series B preferred stock then held by Alchemist into 7,500,000 shares of the Company’s Class A common stock. As of October 31, 2020, no shares of the Company’s Series B preferred stock remain outstanding.

Series C Convertible Preferred Stock – During the six months ended October 31, 2020, holders of 110,000 shares of the Company’s Series C preferred stock converted such holdings into 110,000 shares of the Company’s Class A common stock. As of October 31, 2020, 3,380,000 shares of the Company’s Series C preferred stock remain outstanding.

Common Stock

During the six months ended October 31, 2020, the Company issued 30,000,000 shares of its Class A common stock and a fully vested Stock Warrant to purchase up to 10.0 million shares of the Company’s Class A common stock, at the exercise price of $0.20 per share, to DSS in exchange for $3.0 million in cash (please see Note 13 above). In addition, the Company issued 10,000,000 shares of its Class A common stock to Robert Oblon, a co-founder of the Company, pursuant to the Multi-Party Settlement Agreement discussed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2020. Further, during the six months ended October 31, 2020, the Company issued 5,488,247 shares of its Class A common stock in connection with the exercise of warrants by Company employees and 1,780,200 shares of its Class A common stock in connection with the exercise of warrants by Company distributors.

During the six months ended October 31, 2020, the holders of 10,000,000 shares of the Company’s Series B preferred stock and 10,000,000 shares of the Company’s Class B common stock converted their holdings into 20,000,000 shares of the Company’s Class A common stock. In addition, during the six months ended October 31, 2020, as discussed above, BBMD, then the purported holder of 20,000,000 shares of the Company’s Series A preferred stock, converted such holdings into 20,000,000 shares of the Company’s Class A common stock. Further, during the six months ended October 31, 2020, the holder of 750,000 shares of the Company’s Series A preferred stock converted such holdings into 750,000 shares of the Company’s Class A common stock and holders of 110,000 shares of the Company’s Series C preferred stock converted such holdings into 110,000 shares of the Company’s Class A common stock. As discussed above, during the six months ended October 31, 2020, the Company repurchased 17.5 million shares of the Converted Stock for cash and retired such repurchased shares.

As of October 31, 2020, 196,700,833 shares of our Class A common stock remained issued and outstanding.

In August 2020, as more fully discussed in Note 13 above, BBMD, then the purported holder of 2,500,000 shares of the Company’s Class B common stock, converted such holdings into 2,500,000 shares of the Company’s Class A common stock. In addition, in September 2020, the Company and Alchemist agreed to convert 7,500,000 shares of the Company’s Class B common stock then held by Alchemist into 7,500,000 shares of the Company’s Class A common stock. As of October 31, 2020, no shares of the Company’s Class B common stock remain outstanding.

Stock Warrants

The following table summarizes the activity relating to the Company’s warrants during the six months ended October 31, 2020:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term
Outstanding at April 30, 2020	26,883,933	$0.04	4.2
Warrants granted	29,275,800	$0.15
Warrants exercised	(10,780,200)	$0.0017
Outstanding at October 31, 2020	45,379,533	$0.11	4.0

The following table summarizes certain information relating to outstanding and exercisable warrants:

Warrants Outstanding at October 31, 2020
Warrants Outstanding			Warrants Exercisable
	Weighted Average Remaining	Weighted Average		Weighted Average
Number of Shares	Contractual life (in years)	Exercise Price	Number of Shares	Exercise Price
13,000,000	4.3	$0.0001	13,000,000	$0.0001
16,500,000	5.4	$0.13	10,906,580	$0.13
10,000,000	2.7	$0.20	10,000,000	$0.20
1,298,800	.4	$0.25	1,298,800	$0.25
2,180,000	2.6	$0.04	2,180,000	$0.04
1,967,400	.9	$0.01	1,967,400	$0.01
333,333	1.9	$0.15	333,333	$0.15
100,000	1.4	$3.00	100,000	$3.00

During the six months ended October 31, 2020, as more fully discussed in Note 13 above, the Company issued a fully vested Stock Warrant to purchase up to 10.0 million shares of the Company’s Class A Common Stock at an exercise price of $0.20 per share to DSS. In addition, during the six months ended October 31, 2020, the Company issued 5,488,247 shares of its Class A common stock in connection with warrants to purchase 9,000,000 shares exercised by Company employees and 1,780,200 shares of its Class A common stock in connection with the exercise of warrants by Company distributors. The 5,488,247 shares issued to employees are net of shares retained to satisfy the related exercise price and employee payroll tax obligations.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company from time to time is involved in various claims and lawsuits incidental to the conduct of its business in the ordinary course. We do not believe that the ultimate resolution of these matters will have a material adverse impact on our consolidated financial position, results of operations or cash flows.

Acquisition-Related Contingencies

In October 2017, the Company entered into a Share Exchange Agreement pursuant to which it acquired a 25% equity interest in 561 LLC. Pursuant to the terms of the Share Exchange Agreement, in May 2018, the Company increased its cumulative equity interest in 561 LLC to 40% in exchange for 2,500,000 shares of its Series A Preferred Stock. Under the terms of the Share Exchange Agreement, the sellers would be entitled to an additional 2,500,000 shares of our Series A Preferred Stock if/when both of the following conditions have been met: (a) one year has passed from the Closing Date and (b) the closing bid price of the Company’s common stock equals or exceeds $5.00 per share, as reported by the OTC Markets. In accordance with GAAP, the Company has not recorded a liability in connection with this contingency.

In October 2017, the Company entered into a Share Exchange Agreement pursuant to which it acquired a 25% equity interest in America Approved Commercial LLC (“AAC”). Pursuant to the terms of the Share Exchange Agreement, in May 2018, the Company increased its cumulative equity interest in AAC to 40% in exchange for 2,500,000 shares of its Series A Preferred Stock. Under the terms of the Share Exchange Agreement, the sellers would be entitled to an additional 2,500,000 shares of the Company’s Series A Preferred Stock in/when both of the following conditions have been met: (a) one year has passed from the Closing Date and (b) the closing bid price of the Company’s common stock equals or exceeds $5.00 per share, as reported by the OTC Markets. In accordance with GAAP, the Company has not recorded a liability in connection with this contingency.

Legal Proceedings – Other Matters

The Company from time to time is involved in various claims and lawsuits incidental to the conduct of its business in the ordinary course. We do not believe that the ultimate resolution of these matters will have a material adverse impact on our consolidated financial position, results of operations or cash flows.

(a) Cause No. 416-02428-2019; Sharing Services Global Corporation, f/k/a Sharing Services, Inc. v. XIP Technologies, LLC, filed in the 416th Judicial District of Collin County, Texas. On May 6, 2019, the Company filed a lawsuit against XIP Technologies, LLC to recover money held by XIP Technologies, LLC that was owed to the Company. The Company obtained a writ of garnishment against a third-party holding funds for XIP Technologies, LLC. This matter has been resolved and the lawsuit was dismissed during the six months ended October 31, 2020.

(b) Cause No. 296-03589-2019; Pruvit Ventures, Inc. v. Elevacity, LLC, filed in the 296th Judicial District of Collin County, Texas. On July 3, 2019, Pruvit Ventures, Inc. filed a lawsuit against Elevacity, alleging a breach of contract claim. Elevacity has denied the claim of breach contract. This matter has been resolved and the lawsuit was dismissed during the six months ended October 31, 2020.

(c) Case No. A-19-802861-B; Sharing Services Global Corporation v. Bear Bull Market Dividends, Inc., Alchemist Holdings, LLC and Kenyatto M. Jones, filed in the District Court of Clark County, Nevada and subsequently transferred to the Business Court of Clark County, Nevada. On October 1, 2019, the Company filed suit against two shareholders, Bear Bull Market Dividends, Inc. and Alchemist Holdings, LLC, and the key principal of Bear Bull Market Dividends, Inc., Kenyatto M. Jones, concerning an amended certificate of designation filed by the Company, and for allegations of self-dealing by the two shareholders. A request for entry of default was filed against two of the defendant shareholders as well as Mr. Jones, as a key principal. As part of the resolution of this matter as described in Note 13, this case was dismissed pursuant to court order (and stipulation) during the six months ended October 31, 2020.

(d) Case No. A-20-811265-C; Sharing Services Global Corporation v. Bear Bull Market Dividends, Inc., Research & Referral, BZ and Kenyatto M. Jones, filed in the District Court of Clark County, Nevada. On February 27, 2020, the Company filed suit against two shareholders, Bear Bull Market Dividends, Inc. and Research & Referral BZ, as well as a key principal of Bear Bull Market Dividends, Inc., Kenyatto M. Jones, concerning breach of contract, fraud, violations of state securities laws and alter ego relating to a stock exchange/transfer transaction, involving the Company’s stock. A request for entry of default was filed against the two shareholders and key principal Jones. As part of the resolution of this matter as described in Note 13, dismissal documents were submitted to the court. This matter is pending final action by the court for dismissal with prejudice.

(e) Cause No. 219-04726-2019; Sharing Services Global Corporation v. Research & Referral, BZ, filed in the 219th Judicial District of Collin County, Texas. On August 22, 2019, the Company filed a lawsuit against Research & Referral, BZ, another entity and an individual for breach of contract, fraud in the inducement, statutory fraud in a stock transaction and violations of the Texas Securities Act. The claims against the other entity and individual were voluntarily dismissed and a judgment was entered against Research & Referral, BZ by the Court on May 1, 2020 which rescinded the subject stock transaction.

(f) Cause No. 366-04941-2019; Sharing Services Global Corporation, Elepreneurs U.S., LLC and Elevacity, LLC v. Robert Oblon, filed in the 366th Judicial District of Collin County, Texas. On August 30, 2019, the Company and its affiliated entities filed a lawsuit against Robert Oblon for breach of contract, tortious interference with business relationships, and misappropriation of trade secrets, and sought injunctive relief. This matter has been resolved and the lawsuit was dismissed during the six months ended October 31, 2020.

(g) Cause No. DC-19-20587; Sharing Services Global Corporation f/k/a Sharing Services, Inc. v. Amber-Lynn Beers-Hutchinson, n/k/a Amber-Lynn Cantrell, filed in the 192nd Judicial District of Dallas County, Texas. On December 30, 2019, the Company filed a lawsuit against a former contractor for breach of contract. The former contractor filed a counterclaim, asserting defamatory conduct engaged in by the Company. This matter has been resolved and the lawsuit was dismissed during the six months ended October 31, 2020.

(h) Cause No. 380-01007-2020; Elepreneurs Holdings, LLC v. Carissa Rogers and Barbie Williams, filed in the 380th Judicial District of Collin County, Texas. On February 20, 2020, the Company’s affiliated entity filed a lawsuit against two former distributors for breach of contract and tortious interference. The Company’s affiliated entity obtained injunctive relief and a final judgment with injunctive relief was entered against the two former distributors.

(i) Cause No. 429-04618-2020; Kevin Young v. Elepreneurs Holdings, LLC, Elepreneurs U.S., LLC, Elevacity Holdings, LLC, Elevacity U.S., LLC, and Sharing Services Global Corporation f/k/a Sharing Services, Inc., pending in the 429th Judicial District of Collin County, Texas. On September 18, 2020, a former employee filed a lawsuit against the Company and its affiliated entities for breach a contract. The Company and its affiliated entities have filed an answer denying the former employee’s claims. This matter remains pending.

(j) On December 4, 2019, Entrepreneur Media, Inc. filed a Notice of Opposition in response to the “Elepreneurs” trademark application filed by SHRG IP Holdings, LLC, a wholly owned subsidiary of the Company. This opposition proceeding is now pending before the Trademark Trial and Appeal Board of the United States Patent and Trademark Office. On April 13, 2020, SHRG IP Holdings, LLC filed an answer to the Notice of Opposition. A scheduling order has been entered and the parties have exchanged initial disclosures. This matter remains pending.

(k) In March 2019, the Company engaged in preliminary discussions with various independent contractor distributors of its subsidiaries regarding a previously reported dispute concerning the issuance of stock warrants based on the satisfaction of certain individual sales production metrics. Please see Note 2 - SIGNIFICANT ACCOUNTING POLICIES - Sales Commissions for more information about the stock warrants liability associated with this matter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following section discusses management’s views of the financial condition and the results of operations and cash flows of Sharing Services Global Corporation (formerly Sharing Services, Inc.) and consolidated subsidiaries. This section should be read in conjunction with: (a) our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2020, and (b) our condensed consolidated financial statements included elsewhere in this Quarterly Report. This section may contain forward-looking statements. See “Cautionary Notice Regarding Forward-Looking Statements” above for a discussion of forward-looking statements and the inherent uncertainties, risks and assumptions associated therewith, which could cause actual results to differ materially from the projections contained in such forward-looking statements.

Highlights for the Three Months Ended October 31, 2020:

●	For the three months ended October 31, 2020, our consolidated net sales decreased by $19.4 million, or 49.9%, to $19.5 million, compared to the three months ended October 31, 2019.

●	For the three months ended October 31, 2020, our consolidated gross profit decreased by $13.0 million, or 47.4%, to $14.4 million, compared to the three months ended October 31, 2019. Our consolidated gross margin was 74.0% for the three months ended October 31, 2020, compared to 70.6% for the three months ended October 31, 2019.

●	For the three months ended October 31, 2020, our consolidated operating expenses decreased by $11.5 million, or 49.0%, to $12.0 million, compared to the three months ended October 31, 2019.

●	For the three months ended October 31, 2020, our consolidated operating earnings were $2.4 million compared to $3.9 million for the three months ended October 31, 2019.

●	For the three months ended October 31, 2020, our consolidated net non-operating expenses were $63,271 compared to $4.0 million for the three months ended October 31, 2019.

●	For the three months ended October 31, 2020, our consolidated net earnings were $1.9 million compared to a net loss of $1.2 million for the three months ended October 31, 2019. For the three months ended October 31, 2020 our diluted earnings per share were $0.01, compared to a diluted loss per share of $0.01 for the three months ended October 31, 2019.

●	For the six months ended October 31, 2020, our consolidated cash used by operating activities was $4.3 million compared to cash provided by operating activities of $12.1 million for the three months ended October 31, 2019.

●	In August 2020, the holders of 20,750,000 shares of the Company’s Series A preferred stock, the holders of 10,000,000 shares of the Company’s Series B preferred stock and the holders of 10,000,000 shares of the Company’s Class B common stock, converted such holdings, in the aggregate, into 40,750,000 shares of the Company’s Class A common stock.

●	In August 2020, the Company repurchased (and subsequently retired) 17.5 million shares of its Class A common stock in a private transaction at the repurchase price of $0.0514 per share (or $899,500) in cash. Please see Note 13 of the Notes to Condensed Consolidated Financial Statements contained elsewhere in this Quarterly Report for more information.

●	In the six months ended October 31, 2020, the Company issued to members of its independent sales force who had been offered stock warrants in connection with the 2019 Sales-Related Warrants program fully vested warrants to purchase up to 3,747,600 shares its common stock with an estimated aggregate fair value of $1.4 million.

Overview

Summary Description of Business

The Company, through its subsidiaries, markets and distributes health and wellness products under the “Elevate” brand, primarily in the United States and Canada. The Company is an emerging growth company and was incorporated in the State of Nevada in April 2015. It markets and distributes its products and services primarily through an independent contractor sales force, which it refers to as “Elepreneurs,” using a marketing strategy which is a form of direct selling. The Company does not operate retail stores. The Company markets its products and services through its independent contractor distribution system and using its proprietary website: www.elevacity.com. The Company’s fiscal year ends on April 30.

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

Convertible Notes and Borrowing Under Short-term Financing Arrangements

Historically, the Company has funded a substantial portion of its liquidity and cash needs through the intermittent issuance of convertible notes and borrowings under short-term financing arrangements, and through the intermittent issuance of equity securities. See “Liquidity and Capital Resources” below for additional information about the Company’s convertible notes and borrowings under short-term financing arrangements.

Industry and Business Trends

The information in “Industry and Business Trends” included in ITEM 1 — “Business” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2020 is incorporated herein by reference.

Significant Uncertainty Regarding the Potential Impact of Ongoing COVID-19 Virus Outbreak

In early 2020, in response to the COVID-19 public health emergency, the U.S. and several Canadian provinces declared states of emergency. In an effort to help control the spread of COVID-19, state or provincial, and local governments in the U.S. and Canada mandated or recommended various containment measures, including social distancing, quarantine and stay-at-home or shelter-in-place directives, limitations on the size of gatherings, and the cancellation of larger meetings and public events, including sporting events, concerts, conferences and meetings. At the time of this Quarterly Report, many of these mandated or recommended safety measures remain in place.

We believe that the public’s fear of exposure to and/or the actual impact of the COVID-19 virus, as well as actions taken to mitigate the spread of the virus, have had and continue to have a material adverse impact on the economy of the U. S. and Canada, and resulted in a significant number of workers becoming unemployed or underemployed in both countries. Consumer demand for discretionary products such as ours is sensitive to significant downturns in the economy, increases in unemployment or decreases in perceived employment security. The full impact on our business of changes in customer demand resulting from the current economic downturn, increased unemployment, reduced consumer confidence, and consumer fear of exposure to the virus cannot reasonably be determined at this point, but the impact may be significant and protracted.

In response to these conditions, we have instituted a number of preventive measures, including temporarily transitioning a significant number of our corporate headquarter employees to working remotely, increased cleaning and sanitizing of all business facilities, increased employee safety communication efforts, and transitioning our sales conventions to a virtual convention platform. Some of these temporary measures have increased our already significant reliance on telephone and computer systems and on the availability of continued and impeded access to the Internet to operate these systems. At the time of this Quarterly Report, we are unable to determine with certainty when these temporary measures can be eased or reversed altogether.

As a result of the foregoing, we cannot predict the ultimate scope, duration and impact of the COVID-19 public health emergency, but we believe it may continue to have a material adverse impact on our business, financial condition, cash flows and liquidity, and results of operations (including revenues and profitability), and those of our key suppliers. The impact of the COVID-19 public health emergency may also have the effect of exacerbating some of the other risk factors described in our Annual Report on Form 10-K for the fiscal year ended April 30, 2020.

Results of Operations

The Three Months Ended October 31, 2020 Compared to the Three Months Ended October 31, 2019

Net Sales

For the three months ended October 31, 2020, our consolidated net sales decreased by $19.4 million, or 49.9%, to $19.5 million, compared to the three months ended October 31, 2019. The decrease in net sales mainly reflects (a) continuation of the decline in consumer orders that we have experienced since the fourth quarter of the fiscal year 2020, (b) a decline in independent distributor orders and in the number of new independent contractor distributors, (c) a decline in the number of continuing active distributors, resulting, in part, from recent product reformulations and increased competition for independent distributors, and (d) the generally adverse impact on consumer buying trends resulting from the COVID-19 virus and actions taken to help mitigate the spread of the outbreak in the U.S. and Canada. In efforts to restore strong sales growth, in the fiscal year 2021, we have launched an initiative to develop and implement a soon-to-be announced new business brand at our Elevacity division, have accelerated our previously announced initiative to expand our operations into additional international geographies, and have further intensified our efforts to recruit, develop and reward our domestic distributors and our efforts reach new consumers, including through the continued introduction of new products.

We believe there continues to be significant uncertainty about the potentially adverse impact of the current health crisis on the economies and employment markets of several countries, including the U.S. and Canada. Please see Overview - Significant Uncertainty Regarding the Potential Impact of Ongoing COVID-19 Virus Outbreak above.

The $19.4 million decrease in consolidated net sales reflects a decrease in number of comparable product units sold ($29.2 million) and the impact of products discontinued since October 31, 2019 ($1.7 million), partially offset by sales of products introduced since October 31, 2019 of $11.5 million.

During the three months ended October 31, 2020 and 2019, the Company derived approximately 99% and 98%, respectively, of its consolidated net sales from the sale of its Elevate health and wellness product line, launched in December 2017.

During the three months ended October 31, 2020, approximately 45% of our consolidated net sales were to recurring customers (which we refer to as “SmartShip” sales), approximately 26% were to new customers and approximately 29% were to our independent distributors.

Gross Profit

For the three months ended October 31, 2020, our consolidated gross profit decreased by $13.0 million, or 47.4%, to $14.4 million, compared to the three months ended October 31, 2019, and our consolidated gross margins were 74.0% and 70.6%, respectively. During the three months ended October 31, 2020, our consolidated gross margin benefited from selective price increases implemented in second half of the fiscal year ended April 30, 2020 and a favorable shift in product mix (towards the sale of products with a relatively higher average gross margin) resulting from changes in customer preferences in the ordinary course of business.

Selling and Marketing Expenses

For the three months ended October 31, 2020, our consolidated selling and marketing expenses decreased by $10.2 million, to $8.8 million, or 45.1% of consolidated net sales, compared to $19.0 million, or 48.9% of consolidated net sales, for the three months ended October 31, 2019. The decrease in consolidated selling and marketing expenses is due primarily to lower sales commissions of $9.6 million (which reflects decrease in our consolidated net sales discussed above) and lower promotional trade show and sales convention expenses of $0.7 million, mainly as a result of the adoption of a virtual convention platform in response to the COVID-19 health emergency. The decrease in consolidated selling and marketing expenses was partially offset by an increase in stock-based sales compensation expense (please see Note 2 of Notes to Condensed Consolidated Financial Statements above).

General and Administrative Expenses

For the three months ended October 31, 2020, our consolidated general and administrative expenses (which include corporate employee compensation and benefits, stock-based compensation, professional fees, rent and other occupancy costs, certain consulting fees, telephone and information technology expenses, insurance premiums, and other administrative expenses) decreased to $3.2 million, or 16.5% of consolidated net sales compared to $4.5 million, or 11.5% of consolidated net sales, for the three months ended October 31, 2019. The $1.3 million decrease in consolidated general and administrative expenses was due primarily to lower stock-based compensation expense of $0.6 million, lower consulting and professional fees of $0.1 million and a net decrease in other corporate administrative expenses.

Interest Expense, Net

For the three months ended October 31, 2020, our consolidated interest expense was $5,950, excluding amortization of debt discount of $5,120 and interest income of $2,799. Consolidated interest expense of $5,950 includes $2,537 associated with borrowings under short-term financing arrangements (including borrowing under the PPP Loan discussed under Short-term Borrowings and Convertible Notes below) and $1,512 associated with our convertible notes.

For the three months ended October 31, 2019, our consolidated interest expense was $140,959, excluding amortization of debt discount of $12,168 and interest income of $7,340. Consolidated interest expense of $140,959 consisted of interest of $124,157 associated with short-term borrowings under financing arrangements with third-party lenders and interest of $16,802 associated with our convertible notes. In the fiscal year ended April 30, 2020, the Company paid in full all borrowings under prior financing arrangements with third-party lenders.

Interest income, related party

For the three months ended October 31, 2020 and 2019, interest income on accounts receivable, related party, was $0 and $138,546, respectively.

Litigation Settlements and Other Non-operating Expenses

For the three months ended October 31, 2020, our consolidated non-operating expenses include litigation settlements and other non-operating expenses of $55,000.

For the three months ended October 31, 2019, our consolidated non-operating expenses include litigation settlements and other non-operating expenses of $4.0 million, including an estimated loss of $2.9 million from the settlement of certain legal claims and counterclaims between the Company and certain of its affiliated entities, and Company co-founder and former consultant, Robert Oblon, a loss of $425,000 in connection with the Release and Settlement Agreement between the Company and 212 Technologies and a loss of $317,105 on impairment of a promissory note receivable.

Provision for (Benefit from) Income Taxes

During the three months ended October 31, 2020, the Company recognized a current federal income tax benefit of $200,000, a provision for state and local taxes of $196,327 and a deferred income tax benefit of $501,156. See Note 2 of the Notes to Consolidated Financial Statements in ITEM 8 — “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the fiscal year ended April 30, 2020 for information about the Company’s accounting policies regarding accounting for income taxes.

Net Loss and Loss per Share

As a result of the foregoing, for the three months ended October 31, 2020, our consolidated net earnings were $1.9 million compared to a net loss of $1.2 million for the three months ended October 31, 2019. For the three months ended October 31, 2020, our diluted earnings per share were $0.01, compared to a diluted loss per share of $0.01 for the three months ended October 31, 2019.

The Six Months Ended October 31, 2020 Compared to the Six Months Ended October 31, 2019

Net Sales

For the six months ended October 31, 2020, our consolidated net sales decreased by $33.0 million, or 44.4%, to $41.3 million, compared to the six months ended October 31, 2019. The decrease in net sales mainly reflects: (a) continuation of the decline in consumer orders that we experienced in the fourth quarter of the fiscal year 2020, (b) a decline in independent distributor orders and in the number of new independent distributors, (c) a decline in the number of continuing active distributors, resulting, in part, from recent product reformulations and increased competition for independent distributors, and (d) the generally adverse impact on consumer buying trends resulting from the COVID-19 virus and actions taken to help mitigate the spread of the outbreak in the U.S. and Canada. In efforts to restore strong sales growth, in the fiscal year 2021, we have launched an initiative to develop and implement a soon-to-be announced new business brand at our Elevacity division, have accelerated our previously announced initiative to expand our operations into additional international geographies, and have further intensified our efforts to recruit, develop and reward our domestic distributors and reach new consumers, including through the continued introduction of new products.

We believe there continues to be significant uncertainty about the potentially adverse impact of the current health crisis on the economies and employment markets of several countries, including the U.S. and Canada. Please see Overview - Significant Uncertainty Regarding the Potential Impact of Ongoing COVID-19 Virus Outbreak above.

The $33.0 million decrease in consolidated net sales reflects a decrease in number of comparable product units sold ($51.2 million) and the impact of products discontinued since October 31, 2019 ($2.4 million), partially offset by sales of products introduced since October 31, 2019 of $20.7 million.

During the six months ended October 31, 2020 and 2019, the Company derived approximately 99% and 98%, respectively, of its consolidated net sales from the sale of its Elevate health and wellness product line, launched in December 2017.

During the six months ended October 31, 2020, approximately 46% of our consolidated net sales were to recurring customers (which we refer to as “SmartShip” sales), approximately 26% were to new customers and approximately 28% were to our independent distributors.

Gross Profit

For the six months ended October 31, 2020, our consolidated gross profit decreased by $22.5 million, or 42.5%, to $30.4 million, compared to the six months ended October 31, 2019, and our consolidated gross margins were 73.5% and 70.9%, respectively. During the six months ended October 31, 2020, our consolidated gross margin benefited from selective price increases implemented in second half of the fiscal year ended April 30, 2020 and a favorable shift in product mix (towards the sale of products with a relatively higher average gross margin) resulting from changes in customer preferences in the ordinary course of business.

Selling and Marketing Expenses

For the six months ended October 31, 2020, our consolidated selling and marketing expenses decreased by $16.5 million, to $18.4 million, or 44.4% of consolidated net sales, compared to $34.8 million, or 46.9% of consolidated net sales, for the six months ended October 31, 2019. The decrease in consolidated selling and marketing expenses is due primarily to lower sales commissions of $15.5 million (which reflects decrease in our consolidated net sales discussed above) and lower promotional trade show and sales convention expenses of $1.0 million, mainly as a result of the adoption of a virtual convention platform in response to the COVID-19 health emergency.

General and Administrative Expenses

For the six months ended October 31, 2020, our consolidated general and administrative expenses (which include corporate employee compensation and benefits, stock-based compensation, professional fees, rent and other occupancy costs, certain consulting fees, telephone and information technology expenses, insurance premiums, and other administrative expenses) decreased to $10.8 million, or 26.0% of consolidated net sales compared to $14.1 million, or 19.0% of consolidated net sales, for the six months ended October 31, 2019. The $3.4 million decrease in consolidated general and administrative expenses was due primarily to lower stock-based compensation expense of $3.5 million and lower consulting and professional fees of $0.4 million, partially offset by an increase in estimated severance and severance-related expenses of $0.4 million.

Interest Expense, Net

For the six months ended October 31, 2020, our consolidated interest expense was $11,390, excluding amortization of debt discount of $10,242 and interest income of $4,234. Consolidated interest expense of $11,390 includes $4,760 associated with borrowings under short-term financing arrangements (including borrowing under the PPP Loan discussed under Short-term Borrowings and Convertible Notes below) and $3,025 associated with our convertible notes.

For the six months ended October 31, 2019, our consolidated interest expense was $441,929, excluding amortization of debt discount of $45,166 and interest income of $15,358. Consolidated interest expense of $441,929 consisted of interest of $398,218 associated with short-term borrowings under financing arrangements with third-party lenders and interest of $43,711 associated with our convertible notes. In the fiscal year ended April 30, 2020, the Company paid in full all borrowings under prior financing arrangements with third-party lenders.

Interest income, related party

For the six months ended October 31, 2020 and 2019, interest income on accounts receivable, related party, was $0 and $138,546, respectively.

Litigation Settlements and Other Non-operating Expenses

For the six months ended October 31, 2020, our consolidated non-operating expenses include litigation settlements and other non-operating expenses of $133,822, including a loss of $113,822 from the settlement of legal claims and related legal expenses, and loss on impairment of investments of $20,000.

For the six months ended October 31, 2019, our consolidated non-operating expenses include litigation settlements and other non-operating expenses of $4.0 million, including an estimated loss of $2.9 million from the settlement of certain legal claims and counterclaims between the Company and certain of its affiliated entities, and Company co-founder and former consultant, Robert Oblon, a loss of $425,000 in connection with the Release and Settlement Agreement between the Company and 212 Technologies and a loss of $317,105 on impairment of a promissory note receivable.

Provision for (Benefit from) Income Taxes

During the six months ended October 31, 2020, the Company recognized a current provision for federal income taxes of $108,300, a provision for state and local taxes of $314,313 and a deferred income tax benefit of $66,621. See Note 2 of the Notes to Consolidated Financial Statements in ITEM 8 — “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the fiscal year ended April 30, 2020 for information about the Company’s accounting policies regarding accounting for income taxes.

Net Loss and Loss per Share

As a result of the foregoing, for the six months ended October 31, 2020, our consolidated net earnings were $757,980 compared to a net loss of $1.2 million for the six months ended October 31, 2019. For the six months ended October 31, 2020, our diluted earnings per share were $0.00, compared a diluted loss per share of to $0.02 for the six months ended October 31, 2019.

Liquidity and Capital Resources

We broadly define liquidity as our ability to generate sufficient cash, from internal and external sources, to meet our obligations and commitments. We believe that, for this purpose, liquidity cannot be considered separately from capital resources.

Working Capital

Working capital (total current assets minus total current liabilities) was $6.0 million and $828,273 as of October 31, 2020 and April 30, 2020, respectively,

As of October 31, 2020, our cash and cash equivalents were $10.6 million. Based upon the current level of operations and anticipated investments necessary to grow our business, we believe that existing cash balances and anticipated funds from operations will likely be sufficient to meet our working capital requirements, and to fund potential acquisitions and capital expenditures, including potential investments in information technology, over the next 12 months. However, when needed to compensate for any temporary fluctuations in our working capital needs, compared to our operating cash flows, we may obtain occasional additional financing through the issuance of equity securities and secured and unsecured debt, including borrowings under convertible notes and short-term financing arrangements.

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

The following table summarizes our cash flow activities for the six months ended October 31, 2020, compared to the six months ended October 31, 2019:

	Six Months Ended October 31,
	2020	2019	Increase (Decrease)
Net cash provided by (used in) operating activities	$(4,316,946)	$12,127,776	$(16,444,722)
Net cash provided by (used in) investing activities	60,131	(119,675)	179,806
Net cash provided by (used in) financing activities	3,160,588	(3,130,262)	6,290,850
Net increase (decrease) in cash and cash equivalents	$(1,096,227)	$8,877,839	$(9,974,066)

Net Cash Provided by (Used in) Operating Activities

Net cash provided by (used in) operating activities changed by $16.4 million, to a net use of cash of $4.3 million, for the six months ended October 31, 2020, compared to cash provided of $12.1 million for the six months ended October 31, 2019. The $16.4 million change was due to net changes in operating assets and liabilities of $14.7 million, and to a decrease in profitability of $1.8 million, excluding non-cash items, such as depreciation and amortization, stock-based compensation expense, amortization of debt discount, losses on impairment of investments in unconsolidated entities and a note receivable, and estimated settlement liability.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by (used in) investing activities changed by $179,806, to cash provided of $60,131, for the six months ended October 31, 2020, compared to a net use of cash of $119,675 for the six months ended October 31, 2019. The $179,806 change was due to collection of a note receivable of $88,047, lower capital expenditures of $94,522 and lower changes in due to related party of $5,637. The change was partially offset by payments for intangible assets of $8,400 in the six months ended October 31, 2020.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by (used in) financing activities changed by $6.3 million, to cash provided of $3.2 million, for the six months ended October 31, 2020, compared to a net use of cash of $3.1 million for the six months ended October 31, 2019. The $6.3 million change was mainly due to higher net proceeds ($4.2 million) of borrowings under short-term financing arrangements and/or convertible promissory notes, and due to higher proceeds from issuances of stock of $3.0 million. The change was partially offset by incremental payments in connection with common stock repurchases of $899,000.

Legal Proceedings

The information contained in Part II, Item 1. Legal Proceedings, of this Quarterly Report is incorporated herein by reference.

Potential Future Acquisitions

Subject to approval by its Board of Directors, the Company, directly and through its subsidiaries, may make strategic acquisitions and purchases of equity interests in businesses that complement its business competencies and growth strategy. Such acquisitions and purchases of equity interests are expected to be funded with cash and cash equivalents, cash provided by operations, and issuance of equity securities and debt.

Recent Issuances of Equity Securities

Common Stock

During the six months ended October 31, 2020:

●	the Company issued 30,000,000 shares of its Class A common stock and a fully vested Stock Warrant to purchase up to 10.0 million shares of the Company’s Class A common stock, at the exercise price of $0.20 per share, to DSS, a major shareholder of the Company, in exchange for $3.0 million in cash;

●	the Company issued 10,000,000 shares of its Class A common stock to Robert Oblon, a co-founder of the Company, pursuant to the Multi-Party Settlement Agreement discussed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2020;

●	the Company issued 5,488,247 shares of its Class A common stock in connection with stock warrants (to purchase 9,000,000 shares of the Company’s Class A common stock) exercised by Company employees. The 5,488,247 shares issued are net of shares retained to satisfy the related exercise price and employees’ payroll tax obligations; and

●	the Company issued: (i) 20,000,000 shares of its Class A common stock upon the conversion of 10,000,000 shares of the Company’s Series B preferred stock and 10,000,000 shares of the Company’s Class B common stock, (ii) 20,750,000 shares of its Class A common stock upon the conversion of 20,750,000 shares of the Company’s Series A preferred stock, and (iii) 110,000 shares of the its Class A common stock upon the conversion of 110,000 shares of the Company’s Series C preferred stock.

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

Convertible Notes Payable

As of October 31, 2020, convertible notes payable consists of a note in the amount of $100,000 held by an unaffiliated lender and a note in the amount of $50,000 held by HWH International, Inc (“HWH”) , excluding unamortized debt discount of $24,013. HWH is affiliated with a Director of the Company. See Notes 10 and 13 of the Condensed Notes to Consolidated Financial Statements in ITEM 1 — “Financial Statements” contained elsewhere in this Quarterly Report for more information.

Capital Requirements

During the six months ended October 31, 2020, capital expenditures for property and equipment (consisting of furniture and fixtures, computer equipment and software, other office equipment and leasehold improvements) in the ordinary course of our business were $19,516.

Contractual Obligations

There were no material changes to our contractual cash obligations during the six months ended October 31, 2020, except for our repayment of borrowings under short-term financing arrangements and convertible notes described above.

Off-Balance Sheet Financing Arrangements

As of October 31, 2020, we had no off-balance sheet financing arrangements.

Inflation

We believe inflation did not have a material effect on our results of operations during the periods presented in this Quarterly Report.

Critical Accounting Estimates

While the Company is not aware of material changes to its critical accounting estimates or assumptions since April 30, 2020, it is reasonably possible that estimates made in the Company’s consolidated financial statements have been, or will be, materially impacted as a result of the ultimate resolution of the uncertainties associated with the COVID-19 health crisis. This may include estimates regarding losses on inventory, impairment losses related to long-lived assets, the nature and timing of satisfaction of performance obligations resulting from contracts with customers, and the valuation of loss contingencies. Please see Overview - Significant Uncertainty Regarding the Potential Impact of Ongoing COVID-19 Virus Outbreak above.

Accounting Changes and Recent Accounting Pronouncements

For discussion of accounting changes and recent accounting pronouncements, see Note 2 of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company is a Smaller Reporting Company, as defined in Rule 12b-2 of the Exchange Act, and, accordingly, is not required to provide the information called for by this Item.

Item 4. Controls and Procedures.

Controls Evaluation and Related CEO and CFO Certifications. Our management, with the participation of our principal executive officer (“CEO”) and principal financial officer (“Interim CFO”), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2020.

Certifications of our CEO and our Interim CFO, which are required in accordance with Rule 13a-14 of the Exchange Act, are attached as exhibits to this Quarterly Report. This “Controls and Procedures” section discusses the above-described Certifications and the evaluation of “disclosure controls” referred to therein. Accordingly, this section should be read in conjunction with such Certifications.

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

Scope of the Controls Evaluation. The above-described evaluation of our disclosure controls and procedures included a review of (a) their objectives and design, (b) our implementation of the controls and procedures and (c) the effect of the controls and procedures upon the information generated for this Quarterly Report. In the course of the evaluation, we sought to identify whether we had any data errors, control problems or acts of fraud and sought to confirm that necessary corrective action, including process improvement, followed. We perform this type of evaluation on a quarterly basis so that conclusions concerning the effectiveness of our disclosure controls and procedures can accompany our Quarterly Reports on Form 10-Q and our Annual Report on Form 10-K.

Conclusions regarding Disclosure Controls. Based upon the aforementioned evaluation of our disclosure controls and procedures, our CEO and Interim CFO concluded that, as of October 31, 2020, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and Interim CFO, as appropriate to allow timely decisions regarding required disclosure.

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

(a) Cause No. 416-02428-2019; Sharing Services Global Corporation, f/k/a Sharing Services, Inc. v. XIP Technologies, LLC, filed in the 416th Judicial District of Collin County, Texas. On May 6, 2019, the Company filed a lawsuit against XIP Technologies, LLC to recover money held by XIP Technologies, LLC that was owed to the Company. The Company obtained a writ of garnishment against a third-party holding funds for XIP Technologies, LLC. This matter has been resolved and the lawsuit was dismissed during the six months ended October 31, 2020.

(b) Cause No. 296-03589-2019; Pruvit Ventures, Inc. v. Elevacity, LLC, filed in the 296th Judicial District of Collin County, Texas. On July 3, 2019, Pruvit Ventures, Inc. filed a lawsuit against Elevacity, alleging a breach of contract claim. Elevacity has denied the claim of breach contract. This matter has been resolved and the lawsuit was dismissed during the six months ended October 31, 2020.

(c) Case No. A-19-802861-B; Sharing Services Global Corporation v. Bear Bull Market Dividends, Inc., Alchemist Holdings, LLC and Kenyatto M. Jones, filed in the District Court of Clark County, Nevada and subsequently transferred to the Business Court of Clark County, Nevada. On October 1, 2019, the Company filed suit against two shareholders, Bear Bull Market Dividends, Inc. and Alchemist Holdings, LLC, and the key principal of Bear Bull Market Dividends, Inc., Kenyatto M. Jones, concerning an amended certificate of designation filed by the Company, and for allegations of self-dealing by the two shareholders. A request for entry of default was filed against two of the defendant shareholders as well as Mr. Jones, as a key principal. As part of the resolution of this matter as described in Note 13, this case was dismissed pursuant to court order (and stipulation) during the six months ended October 31, 2020.

(d) Case No. A-20-811265-C; Sharing Services Global Corporation v. Bear Bull Market Dividends, Inc., Research & Referral, BZ and Kenyatto M. Jones, filed in the District Court of Clark County, Nevada. On February 27, 2020, the Company filed suit against two shareholders, Bear Bull Market Dividends, Inc. and Research & Referral BZ, as well as a key principal of Bear Bull Market Dividends, Inc., Kenyatto M. Jones, concerning breach of contract, fraud, violations of state securities laws and alter ego relating to a stock exchange/transfer transaction, involving the Company’s stock. A request for entry of default was filed against the two shareholders and key principal Jones. As part of the resolution of this matter as described in Note 13, dismissal documents were submitted to the court. This matter is pending final action by the court for dismissal with prejudice.

(e) Cause No. 219-04726-2019; Sharing Services Global Corporation v. Research & Referral, BZ, filed in the 219th Judicial District of Collin County, Texas. On August 22, 2019, the Company filed a lawsuit against Research & Referral, BZ, another entity and an individual for breach of contract, fraud in the inducement, statutory fraud in a stock transaction and violations of the Texas Securities Act. The claims against the other entity and individual were voluntarily dismissed and a judgment was entered against Research & Referral, BZ by the Court on May 1, 2020 which rescinded the subject stock transaction.

(f) Cause No. 366-04941-2019; Sharing Services Global Corporation, Elepreneurs U.S., LLC and Elevacity, LLC v. Robert Oblon, filed in the 366th Judicial District of Collin County, Texas. On August 30, 2019, the Company and its affiliated entities filed a lawsuit against Robert Oblon for breach of contract, tortious interference with business relationships, and misappropriation of trade secrets, and sought injunctive relief. This matter has been resolved and the lawsuit was dismissed during the six months ended October 31, 2020.

(g) Cause No. DC-19-20587; Sharing Services Global Corporation f/k/a Sharing Services, Inc. v. Amber-Lynn Beers-Hutchinson, n/k/a Amber-Lynn Cantrell, filed in the 192nd Judicial District of Dallas County, Texas. On December 30, 2019, the Company filed a lawsuit against a former contractor for breach of contract. The former contractor filed a counterclaim, asserting defamatory conduct engaged in by the Company. This matter remains pending. This matter has been resolved and the lawsuit was dismissed during the six months ended October 31, 2020.

(h) Cause No. 380-01007-2020; Elepreneurs Holdings, LLC v. Carissa Rogers and Barbie Williams, filed in the 380th Judicial District of Collin County, Texas. On February 20, 2020, the Company’s affiliated entity filed a lawsuit against two former distributors for breach of contract and tortious interference. The Company’s affiliated entity obtained injunctive relief and a final judgment with injunctive relief was entered against the two former distributors.

(i) Cause No. 429-04618-2020; Kevin Young v. Elepreneurs Holdings, LLC, Elepreneurs U.S., LLC, Elevacity Holdings, LLC, Elevacity U.S., LLC, and Sharing Services Global Corporation f/k/a Sharing Services, Inc., pending in the 429th Judicial District of Collin County, Texas. On September 18, 2020, a former employee filed a lawsuit against the Company and its affiliated entities for breach a contract. The Company and its affiliated entities have filed an answer denying the former employee’s claims. This matter remains pending.

(j) On December 4, 2019, Entrepreneur Media, Inc. filed a Notice of Opposition in response to the “Elepreneurs” trademark application filed by SHRG IP Holdings, LLC, a wholly owned subsidiary of the Company. This opposition proceeding is now pending before the Trademark Trial and Appeal Board of the United States Patent and Trademark Office. On April 13, 2020, SHRG IP Holdings, LLC filed an answer to the Notice of Opposition. A scheduling order has been entered and the parties have exchanged initial disclosures. This matter remains pending.

(k) In March 2019, the Company engaged in preliminary discussions with various independent contractor distributors of its subsidiaries regarding a previously reported dispute concerning the issuance of stock warrants based on the satisfaction of certain individual sales production metrics. Please see Note 2 - SIGNIFICANT ACCOUNTING POLICIES - Sales Commissions contained elsewhere in this Quarterly Report for more information about the stock warrants liability associated with this matter.

Item 1A. Risk Factors.

In addition to the factors contained in ITEM 1A, — “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2020, you should consider the following risk factor:

The dynamic nature of the COVID-19 pandemic and actions to mitigate the spread of the virus have caused an economic downturn, increased unemployment, and an adverse impact on consumer sentiment. Such negative factors could continue for an extended period and may adversely impact our business.

In early 2020, in response to the COVID-19 public health emergency, the U.S. and several Canadian provinces declared states of emergency. In an effort to help control the spread of COVID-19, state or provincial, and local governments in the U.S. and Canada mandated or recommended various containment measures, including social distancing, quarantine and stay-at-home or shelter-in-place directives, limitations on the size of gatherings, and the cancellation of larger meetings and public events, including sporting events, concerts, conferences and meetings. At the time of this Quarterly Report, many of these mandated or recommended safety measures remain in place.

We believe that the public’s fear of exposure to and/or the actual impact of the COVID-19 virus, as well as actions taken to mitigate the spread of the virus, have had and continue to have a material adverse impact on the economy of the U. S. and Canada, and resulted in a significant number of workers becoming unemployed or underemployed in both countries. Consumer demand for discretionary products such as ours is sensitive to significant downturns in the economy, increases in unemployment or decreases in perceived employment security. The full impact on our business of changes in customer demand resulting from the current economic downturn, increased unemployment, reduced consumer confidence, and consumer fear of exposure to the virus cannot reasonably be determined at this point, but the impact may be significant and protracted.

In response to these conditions, we have instituted a number of preventive measures, including temporarily transitioning a significant number of our corporate headquarter employees to working remotely, increased cleaning and sanitizing of all business facilities, increased employee safety communication efforts, and transitioning our sales conventions to a virtual convention platform. Some of these measures have increased our already significant reliance on telephone and computer systems and on the availability of continued and impeded access to the Internet to operate these systems. At the time of this Quarterly Report, we are unable to determine with certainty when these temporary measures can be eased or reversed altogether.

As a result of the foregoing, we cannot predict the ultimate scope, duration and impact of the COVID-19 public health emergency, but we believe it may continue to have a material adverse impact on our business, financial condition, cash flows and liquidity, and results of operations (including revenues and profitability), and those of our key suppliers. The impact of the COVID-19 public health emergency may also have the effect of exacerbating some of the other risk factors described in our Annual Report on Form 10-K for the fiscal year ended April 30, 2020.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

(a) Unregistered Sales of Securities

In July 2020, the Company issued 10,000,000 shares of its Class A common stock to Robert Oblon, a co-founder of the Company, pursuant to the Multi-Party Settlement Agreement previously disclosed and the Company issued 30,000,000 shares of its Class A common stock and a fully vested Stock Warrant to purchase up to 10.0 million shares of the Company’s Class A common stock, at the exercise price of $0.20 per share, to Decentralized Sharing Systems, Inc. in exchange for $3.0 million in cash. Proceeds from this stock sale will be used for general corporate purposes. In August 2020, the Company issued 5,488,247 shares of its Class A common stock in connection with stock warrants, to purchase 9,000,000 shares of the Company’s Class A common stock, exercised by Company employees and, in October, the Company issued 1,780,200 shares of its Class A common stock in connection with the exercise of warrants by Company distributors. The 5,488,247 shares issued to employees are net of shares retained to satisfy the related exercise price and employee payroll tax obligations.

In addition, in the six months ended October 31, 2020, the Company issued: (i) 20,000,000 shares of the its Class A common stock upon the conversion of 10,000,000 shares of the Company’s Series B preferred stock and 10,000,000 shares of the Company’s Class B common stock, (ii) 20,750,000 shares of the its Class A common stock upon the conversion of 20,750,000 shares of the Company’s Series A preferred stock, and (iii) 110,000 shares of the its Class A common stock upon the conversion of 110,000 shares of the Company’s Series C preferred stock.

In connection with the transactions described in the preceding two paragraphs, no underwriters were involved, there were no proceeds generated (except as indicated in the first paragraph), and the issuances were made in reliance on the exemption from the registration requirements of the Securities Act of 1933 provided under Section 4(a)(2) thereof.

(b) Not applicable

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table reflects purchases by the issuer of shares of its equity securities during the periods indicated:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans of programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
August 1 to August 31, 2020 (1)	17,500,000	$0.0514	-	$-
September 1 to September 30, 2020	-	-	-	-
October 1 to October 31, 2020	-	-	-	-
Total	17,500,000	$0.0514	-	$-

(1)	Please see Note 13 of the Notes to Condensed Consolidated Financial Statements contained elsewhere in this Quarterly Report for more information about the shares repurchased during this quarterly period.

(2)	The table above does not reflect 3,511,753 shares of the issuer’s common stock withheld to satisfy the exercise price and employee payroll tax obligations associated with the exercise of stock warrants by Company employees.

Item 3. Defaults Upon Senior Securities.

(a) Not applicable

(b) Not applicable

Item 4. Mining Safety Disclosures.

Not applicable

Item 5. Other Information.

(a) International Expansion.

The Company entered into several preliminary transactions in furtherance of the launch of its Asian expansion initiatives. The first step in this process was the formation of SHRG Asia Partners Pte. Ltd., as a Singapore private limited company. SHRG Asia Partners operates as a regional holding company in Asia for the launch of various Asian country business initiatives relating to the sale of the Company’s current and future lines of products as well as other potential business ventures. SHRG Asia Partners has further acquired from Company Director Chan Heng Fai Ambrose, a 99% ownership interest in Elepreneurs Asia Pte. Ltd., Singapore private limited company and a 99% ownership interest in Elepreneurs Asia Limited, a Hong Kong limited company, in order to facilitate the expansion of the Company’s Asian ventures. Both ownership interest acquisitions were consummated for nominal value of One Singapore Dollar each.

One hundred percent (100%) of the ownership interests of SHRG Asia Partners Pte. Ltd. is owned by SHRG International Ventures, LLC, a Texas limited liability company. SHRG International Ventures, LLC is owned one hundred percent (100%) by SHRG International Holdings, LLC, a Texas limited liability company, which in turn is a wholly owned subsidiary of the Company.

In early September 2020, SHRG Asia Partners Pte. Ltd. caused the formation of Elevacity Korea Limited, a private limited company to be based in Seoul, Republic of Korea (South Korea), as a wholly owned subsidiary. This entity is in the process of securing the appropriate business, legal and regulatory approvals for the conduct of commerce in South Korea.

(b) Not applicable

Item 6. Exhibits.

The following exhibits are filed as part of this Quarterly Report unless otherwise indicated:

3.1	Amended and Restated Articles of Incorporation of Sharing Services Global Corporation, which is incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 24, 2019

3.2	Bylaws of Sharing Services Global Corporation, which is incorporated herein by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 24, 2019

4.1	Certificate of Designations of Series A Preferred Stock, which is incorporated herein by reference from Exhibit 3.1.2 to the Company’s Current Report on Form 8-K filed on May 8, 2017

4.2	Certificate of Designations of Series B Preferred Stock, which is incorporated herein by reference from Exhibit 3.1.3 to the Company’s Current Report on Form 8-K filed on May 8, 2017

4.3	Amendment to Certificate of Designations of Series B Preferred Stock, which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on August 29, 2019

4.4	Certificate of Designations of Series C Preferred Stock, which is incorporated herein by reference from Exhibit 3.1.4 to the Company’s Current Report on Form 8-K filed on May 8, 2017

4.5	Convertible Promissory Note dated April 13, 2018 issued by Sharing Service, Inc. in favor of RB Capital Partners, Inc., which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on April 19, 2018

10.1	Share Exchange Agreement dated May 23, 2017 by and between Sharing Service, Inc., Total Travel Media, Inc., and the Equity Holders of Total Travel Media, Inc., which is incorporated herein by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed on September 21, 2017

10.2	Share Exchange Agreement dated September 29, 2017 by and between Sharing Service, Inc., Four Oceans Holdings, Inc., and the Equity Holders of Four Oceans Holdings, Inc., which is incorporated herein by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 5, 2017

10.3	Share Exchange Agreement dated October 4, 2017 by and between Sharing Service, Inc., 561 LLC, and the Equity Holders of 561 LLC, which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on October 10, 2017

10.4	Share Exchange Agreement dated October 4, 2017 by and between Sharing Service, Inc., America Approves Commercial LLC and the Equity Holders of America Approves Commercial LLC, which is incorporated herein by reference from Exhibit 1.2 to the Company’s Current Report on Form 8-K filed on October 10, 2017

10.5	Share Exchange Agreement dated October 4, 2017 by and between Sharing Service, Inc., Medical Smart Care LLC and the Equity Holder of Medical Smart Care LLC, which is incorporated herein by reference from Exhibit 1.3 to the Company’s Current Report on Form 8-K filed on October 10, 2017

10.6	Share Exchange Agreement dated October 4, 2017 by and between Sharing Service, Inc., LEH Insurance Group LLC and the Equity Holder of LEH Insurance Group LLC, which is incorporated herein by reference from Exhibit 1.4 to the Company’s Current Report on Form 8-K filed on October 10, 2017

10.7	Amended and Restated Executive Employment Agreement effective as of May 16, 2019 between Frank A. Walters and Sharing Service Global Corporation, which is incorporated herein by reference from Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on March 12, 2020

10.8	Amended and Restated Executive Employment Agreement effective as of May 16, 2019 between John “JT” Thatch and Sharing Service Global Corporation, which is incorporated herein by reference from Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on March 12, 2020

10.9	Form of Elepreneur Agreement, which is incorporated herein by reference from Exhibit 10.20 to the Company’s Registration Statement on Form 10-12G/A filed on December 13, 2018

10.10	Sharing Services Global Corporation Elepreneurs Compensation Plan of 2019, which is incorporated herein by reference from Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed on December 16, 2019

10.11	U. S. Small Business Administration Note dated May 13, 2020 issued by Sharing Services Global Corporation in favor of Prosperity Bank, which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on May 18, 2020

10.12	Multi-Party Settlement Agreement, effective as of February 28, 2020, by and between Sharing Services Global Corporation and relevant subsidiaries, Robert Oblon, Jordan Brock, certain Officers and Directors of Sharing Services Global Corporation, and certain other corporate parties, which is incorporated herein by reference from Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on July 8, 2020

10.13	Stock Purchase and Share Subscription Agreement dated as of July 22, 2020 by and between Sharing Services Global Corporation and Chan Heng Fai Ambrose, which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on July 24, 2020

10.14	Settlement Accommodation Agreement [Including Stock Disposition and Release Provisions] dated July 22, 2020 by and between Sharing Services Global Corporation, Bear Bull Market Dividends, Inc., Kenyatto Montez Jones, and MLM Mafia, Inc., which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on July 30, 2020

31.1	Certification of John Thatch pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Frank A. Walters pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of John Thatch pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Frank A. Walters pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101	The following financial information from our Quarterly Report on Form 10-Q for the three and six months ended October 31, 2020 and 2019, as appropriate, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) Condensed Consolidated Statements of Stockholders’ Equity and (v) Notes to Condensed Consolidated Financial Statements *

* Included herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHARING SERVICES GLOBAL CORPORATION
(Registrant)

Date: December 14, 2020
	By:	/s/ John Thatch
John Thatch
President, Chief Executive Officer and Interim Chairman of the Board of Directors
(Principal Executive Officer)

Date: December 14, 2020
	By:	/s/ Frank A. Walters
Frank A. Walters
Interim Chief Financial Officer
(Principal Financial Officer)

