Form 10-Q
period 2021-01-31
SHARING SERVICES GLOBAL Corp
filed 2021-03-12
CIK 1644488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2021

or

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

None

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange in which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of March 8, 2021, there were 160,063,369 shares of the issuer’s Class A Common Stock outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

The following condensed consolidated balance sheets as of January 31, 2021 and April 30, 2020, the condensed consolidated statements of operations for the three and nine months ended January 31,2021 and 2020, the condensed consolidated statements of cash flows and condensed consolidated statements of stockholders’ equity for the nine months ended January 31, 2021 and 2020 are those of Sharing Services Global Corporation and its subsidiaries.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2021	April 30, 2020
ASSETS
Current Assets
Cash and cash equivalents	$8,860,785	$11,742,728
Trade accounts receivable, net	4,048,279	4,076,851
Notes receivable, net	20,000	118,047
Inventory	3,146,770	4,801,901
Other current assets	2,597,023	1,034,979
Total Current Assets	18,672,857	21,774,506
Property and equipment, net	305,846	298,383
Right-of-use assets, net	360,197	800,381
Deferred tax assets	1,326,635	1,649,018
Other assets	859,586	55,070
TOTAL ASSETS	$21,525,121	$24,577,358

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$799,100	$771,050
Accrued sales commission payable	4,248,029	7,983,536
Deferred sales revenues	1,569,271	3,495,571
Employee stock warrants liability	2,913,524	661,684
Settlement liability	1,254,745	2,620,931
State and local taxes payable	863,169	2,285,514
Accrued and other current liabilities	1,702,729	2,117,485
Income taxes payable	265,002	920,305
Current portion of convertible notes payable, net of unamortized debt discount of $2,038 at January 31 and $9,843 in April 30	97,962	90,157
Total Current Liabilities	13,713,531	20,946,233
Lease liability, long-term	27,592	343,948
Note payable	1,040,400	-
Convertible notes payable, net of unamortized debt discount of $16,854 at January 31 and $24,412 at April 30	33,146	25,588
TOTAL LIABILITIES	14,814,669	21,315,769
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.0001 par value, 200,000,000 shares authorized:
Series A convertible preferred stock, $0.0001 par value, 100,000,000 shares designated, 5,100,000 and 32,478,750 shares issued and outstanding at January 31 and April 30, respectively	510	3,248
Series B convertible preferred stock, $0.0001 par value, 10,000,000 shares designated, 0 and 10,000,000 shares issued and outstanding at January 31 and April 30, respectively	-	1,000
Series C convertible preferred stock, $0.0001 par value, 10,000,000 shares designated, 3,250,000 and 3,490,000 shares issued and outstanding at January 31 and April 30, respectively	325	349
Common Stock, $0.0001 par value, 500,000,000 Class A shares authorized, 159,802,759 shares and 126,072,386 shares issued and outstanding at January 31 and April 30, respectively	15,980	12,607
Common Stock, $0.0001 par value, 10,000,000 Class B shares authorized, 0 and 10,000,000 shares issued and outstanding at January 31 and April 30, respectively	-	1,000
Additional paid in capital	43,869,421	38,871,057
Shares to be issued	14,032	11,785
Stock subscriptions receivable	(114,405)	(114,405)
Treasury Stock	-	(1,532,355)
Accumulated deficit	(37,075,411)	(33,992,697)
Total Stockholders’ Equity	6,710,452	3,261,589
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,525,121	$24,577,358

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020
Net sales	$14,303,054	$31,644,404	$55,642,560	$105,976,774
Cost of goods sold	4,744,968	9,517,301	15,693,600	31,005,065
Gross profit	9,558,086	22,127,103	39,948,960	74,971,709
Operating expenses
Selling and marketing expenses	6,984,962	14,263,421	25,355,881	49,107,303
General and administrative expenses	3,932,188	5,249,621	14,686,951	19,393,353
Total operating expenses	10,917,150	19,513,042	40,042,832	68,500,656
Operating earnings (loss)	(1,359,064)	2,614,061	(93,872)	6,471,053
Other income (expense)
Interest expense, net	(24,968)	(49,377)	(42,367)	(521,113)
Interest income, related party	-	67,520	-	206,066
Litigation settlements and other non-operating expense	(20,904)	(27,222)	(154,726)	(4,261,751)
Total other expense, net	(45,872)	(9,079)	(197,093)	(4,576,798)
Earnings (loss) before income taxes	(1,404,936)	2,604,982	(290,965)	1,894,255
Income tax provision	35,758	225,000	391,749	1,600,000
Net earnings (loss)	$(1,440,694)	$2,379,982	$(682,714)	$294,255
Earnings (loss) per share:
Basic	$(0.01)	$0.02	$(0.00)	$0.00
Diluted	$(0.01)	$0.01	$(0.00)	$0.00
Weighted average shares:
Basic	177,722,157	133,272,386	173,572,531	125,535,104
Diluted	177,722,157	211,396,550	173,572,531	246,571,574

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended January 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2021	2020
Net earnings	$(682,714)	$294,255
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	128,336	535,900
Stock-based compensation expense	3,360,070	5,640,252
Deferred income tax benefit	(66,622)	-
Provision for obsolete inventory	924,973	-
Amortization of debt discount and other	15,362	374,945
Loss on impairment of notes receivable	-	360,197
Estimated settlement liability	-	2,945,150
Loss on impairment of investment and other	20,000	228,637
Changes in operating assets and liabilities:
Accounts receivable	28,571	258,176
Inventory	730,158	(3,356,947)
Other current assets	(1,562,044)	(116,405)
Security deposits	-	7,600
Accounts payable	28,050	(497,338)
Income taxes payable	(266,299)	500,000
Lease liability	1,638	(377,204)
Accrued and other liabilities	(7,842,551)	886,228
Net Cash (Used in) Provided by Operating Activities	(5,183,072)	7,683,446
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property and equipment	(951,914)	(150,363)
Collection of notes receivable	98,047	-
Due to related parties and other	(8,400)	(5,637)
Net Cash Used in Investing Activities	(862,267)	(156,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	3,022,496	1,300
Repayment of convertible notes payable	-	(755,000)
Repurchase of common stock	(899,500)	(500)
Proceeds from issuance of promissory notes	1,040,400	-
Repayment of promissory notes payable	-	(2,502,985)
Net Cash Provided by (Used in) Financing Activities	3,163,396	(3,257,185)

Increase (decrease) in cash and cash equivalents	(2,881,943)	4,270,261
Cash and cash equivalents, beginning of period	11,742,728	3,912,135
Cash and cash equivalents, end of period	$8,860,785	$8,182,396

Supplemental cash flow information
Cash paid for interest	$4,702	$505,246
Cash paid for income taxes	$820,688	$1,250,809
Supplemented disclosure of non-cash investing and financing activities:
Settlement obligation satisfied with shares of common stock	$400,000	$-
Common stock issued upon conversion of interest payable	-	$28,000
Right-of-use assets recognized as lease liability	$-	$1,385,871

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Class A and Class B Common Stock		Additional		Shares
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Paid in Capital	Subscription Receivable	to be Issued	Treasury Stock	Accumulated Deficit	Total
Balance – April 30, 2020	32,478,750	$3,248	10,000,000	$1,000	3,490,000	$349	136,072,386	$13,607	$38,871,057	$(114,405)	$11,785	$(1,532,355)	$(33,992,697)	$3,261,589
Common stock issued for cash	-	-	-	-	-	-	30,000,000	3,000	5,397,000	-	-	-	(2,400,000)	3,000,000
Common stock issued upon settlement of litigation	-	-	-	-	-	-	10,000,000	1,000	399,000	-	-	-	-	400,000
Preferred stock retired	(5,628,750)	(563)	-	-	-	-	-	-	563	-	-	-	-	-
Conversions of preferred stock	(21,750,000)	(2,175)	(10,000,000)	(1,000)	(240,000)	(24)	31,990,000	3,199	-	-	-	-	-	-
Repurchase of common stock	-	-	-	-	-	-	(17,500,000)	(1,750)	(897,750)	-	-	-	-	(899,500)
Common stock redeemed upon settlement of stockholder litigation	-	-	-	-	-	-	(38,308,864)	(3,831)	(1,528,524)	-	-	1,532,355	-	-
Stock-based compensation expense	-	-	-	-	-	-	-	-	2,201,004	-	-	-	-	2,201,004
Proceeds from common stock warrants exercised	-	-	-	-	-	-	-	-	-	-	22,496	-	-	22,496
Stock warrants exercised	-	-	-	-	-	-	7,549,247	755	(572,929)	-	(20,249)	-	-	(592,423)
Net earnings (loss)	-	-	-	-	-	-	-	-	-	-	-	-	(682,714)	(682,714)
Balance – January 31, 2021	5,100,000	$510	-	$-	3,250,000	$325	159,802,769	$15,980	$43,869,421	$(114,405)	$14,032	$-	$(37,075,411)	$6,710,452

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Class A and Class B Common Stock		Additional		Shares
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Paid in Capital	Subscription Receivable	to be Issued	Treasury Stock	Accumulated Deficit	Total
Balance – April 30, 2019	42,878,750	$4,288	10,000,000	$1,000	3,520,000	$352	114,077,061	$11,408	$31,870,020	$(114,405)	$21,000	$-	$(33,111,921)	$(1,318,258)
Common stock issued for cash	-	-	-	-	-	-	30,000	3	7,497	-	(7,500)	-	-	-
Common stock issued for professional or consulting services	-	-	-	-	-	-	215,325	21	56,979	-	(1,715)	-	-	55,285
Preferred stock issued for cash	-	-	-	-	20,000	2	-	-	4,998	-	-	-	-	5,000
Conversions of preferred stock	(10,400,000)	(1,040)	-	-	(50,000)	(5)	10,450,000	1,045	-	-	-	-	-	-
Conversion of interest payable	-	-	-	-	-	-	2,800,000	280	27,720	-	-	-	-	28,000
Repurchase of common stock	-	-	-	-	-	-	(1,500,000)	(150)	(350)	-	-	-	-	(500)
Stock-based compensation expense	-	-	-	-	-	-	-	-	5,595,267	-	-	-	-	5,595,267
Stock warrants exercised	-	-	-	-	-	-	10,000,000	1,000	-	-	-	-	-	1,000
Net earnings	-	-	-	-	-	-	-	-	-	-	-	-	294,255	294,255
Balance – January 31, 2020	32,478,750	$3,248	10,000,000	$1,000	3,490,000	$349	136,072,386	$13,607	$37,562,131	$(114,405)	$11,785	$-	$(32,817,666)	$4,660,049

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

The Company does not operate retail stores. It markets its products and services through an independent contractor sales force and using its proprietary websites, including: www.elevacity.com. In February 2021, the Company launched its new business brand, “The Happy Co.,” at its Elevacity division.

In 2019, Sharing Services, Inc. changed its corporate name to Sharing Services Global Corporation to better reflect the Company’s strategic intent to grow its business globally. In connection with the name change, the Company adopted the over-the-counter trading symbol “SHRG.”

The condensed consolidated interim financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted as permitted pursuant to the rules and regulations of the SEC, although we believe that the disclosures made are adequate to make the information not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2020. Unless so stated, the disclosures in the accompanying condensed consolidated financial statements do not repeal the disclosures in our consolidated financial statements for the fiscal year ended April 30, 2020.

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

Correction of Errors

The Company identified two errors in amounts previously reported in its Quarterly Reports on Form 10-Q for the interim periods ended July 31, 2020 and October 31, 2020 concerning the method used to capitalize work-in-progress for projects and errors in its stock-based compensation expense related to employment contracts. Accordingly, in the three months ended January 31, 2021, the Company made the following corrections to previously reported amounts:

Capitalization of Costs for Ongoing Projects and Development of a New Business Brand. - In the three months ended January 31, 2021, the Company capitalized costs incurred in connection with ongoing upgrades to its information technology systems, the development of the new business brand “The Happy Co” and office renovations, in the aggregate, of $816,116. Of the amount capitalized in the current quarter, $58,038 should have been capitalized in the quarter ended July 31, 2020 and $469,219 should have been capitalized in the quarter ended October 31, 2020.

Stock-based Compensation Expense - In the three months ended January 31, 2021, the Company conducted a detailed review of the terms and conditions of stock warrants awarded to its employees in connection with employment agreements. As a result of this review, the Company concluded that stock-based compensation expense reported in the quarter ended July 31, 2020 was understated, before income taxes, by approximately $5,587 and stock-based compensation expense reported in the quarter ended October 31, 2020 was overstated, before income taxes, by $80,981. See Note 14 – Stock Warrants for additional details and changes in presentation.

The impact on our previously reported Net Earnings for the affected periods is:

	For the Three Months Ended July 31, 2020	For the Three Months Ended October 31, 2020	For the Six Months Ended October 31, 2020
Net Earnings/(Loss) – As Reported	(1,093,377)	1,851,356	757,979
Adjustments (net of tax):
Capitalized Projects	50,264	306,708	356,972
Warrant Benefit / (Expense)	(5,587)	80,981	75,394
Total Adjustments	44,677	387,689	432,366
Net Earnings/(Loss) – As Corrected	(1,048,700)	2,239,045	1,190,345

The Company has identified the impacted internal controls for both errors and has implemented additional internal controls in order to identify and mitigate in the future.

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

We believe that the public’s fear of exposure to and/or the actual impact of the COVID virus, as well as past actions taken to mitigate the spread of the virus, have had and continue to have a materially adverse impact on the economy of the U. S. and Canada. Accordingly, it is possible that estimates made in the Company’s consolidated financial statements have been, or will be, materially impacted as a result of these uncertainties. These may include, among other things, estimates regarding losses on inventory, impairment losses related to long-lived assets, the nature and timing of satisfaction of performance obligations resulting from contracts with customers, and the valuation of loss contingencies, if any.

Revenue Recognition

The Company derives revenue from the sale of its products and services and recognizes revenue net of amounts due to taxing authorities (such as local and state sales tax). Our customers place sales orders online and through our “back-office” operations, which creates a contract and establishes the transaction price. The Company recognizes revenue when (or as) it transfers control of the promised goods and services to the customer. With respect to products sold, our performance obligation is satisfied upon receipt of the products by the customer. With respect to subscription-based revenue, including independent distributor membership fees, our performance obligation is satisfied over time (generally, up to one year). The timing of our revenue recognition may differ from the time when we invoice the customer and/or collect payment. The Company has elected to treat shipping and handling costs as an activity to fulfill its performance obligations, rather than a separate performance obligation.

Deferred sales revenue associated with product invoiced but not received by customers at the balance sheet date was $1.3 million and $2.7 million as of January 31, 2021 and April 30, 2020, respectively. In addition, as of January 31, 2021 and April 30, 2020, deferred sales revenue associated with our unfulfilled performance obligations for services offered on a subscription basis was $188,342 and $433,386, and deferred sales revenue associated with our performance obligations for customers’ right of return was $67,289 and $263,117, respectively. Deferred sales revenue is expected to be recognized over one year.

During the nine months ended January 31, 2021, no individual customer, or affiliated group of customers, represents 10% or more of our consolidated net sales, and approximately 71% of our net sales were to customers (including 45% to recurring customers, which we refer to as “SmartShip” sales, and approximately 26% to new customers) and approximately 29% of our net sales were to our independent distributors. During both the nine months ended January 31, 2021 and 2020, approximately 94% of our consolidated net sales were to our customers and/or independent distributors located in the United States.

During the nine months ended January 31, 2021, approximately 99% of our consolidated net sales are from our health and wellness products (including approximately 55% from the sale of Nutraceutical products, and approximately 27% from the sale of all other health and wellness products and 17% from the sale of coffee and coffee-related products). During the nine months ended January 31, 2020, approximately 98% of our consolidated net sales are from the sale of our health and wellness products (including 55% from the sale of Nutraceutical products, 25% from the sales of coffee and coffee-related products, and approximately 18% from the sale of all other health and wellness products).

During both the nine months ended January 31, 2021 and 2020, product purchases from one third-party manufacturer accounted for approximately 98% of our total product purchases.

Inventory and Cost of Goods Sold

The Company periodically assesses its inventory levels when compared to current and anticipated sales levels. During the nine months ended January 31, 2021, the Company recognized a provision for excess (slow-moving) inventory of $924,973 in connection with health and wellness product that is damaged, expired or otherwise in excess of forecasted outputs, based on our current and anticipated sales levels. The Company reports the provision for excess (slow-moving) inventory in cost of goods sold in its condensed consolidated statements of operations.

Sales Commissions

The Company recognizes sales commission expense, when incurred, in accordance with GAAP. During the three months ended January 31, 2021 and 2020, sales commission expense was $7.0 million and $14.0 million, respectively. During the nine months ended January 31, 2021 and 2020, sales commission expense was $25.1 million and $47.6 million, respectively.

In the nine months ended January 31, 2021, the Company issued to members of its independent sales force who had been offered stock warrants under the 2019 Sales-Related Warrants program more fully discussed in Note 2 of the Notes to Consolidated Financial Statements for our fiscal year ended April 30, 2020 and met other qualifications (mainly related to remaining active distributors), fully vested warrants to purchase up to 4,013,000 shares its common stock with an estimated aggregate fair value of $1.5 million (the “2020 Sales-Related Warrants”). The 2020 Sales-Related Warrants are exercisable for a period of one year from the issuance date at the exercise price of $0.01 per share. At the time of issuance, the rights conferred by the 2020 Sales-Related Warrants were not subject to service conditions and all other conditions necessary to earn the award had been satisfied. The Company deems the fair value of the warrants granted to members of its independent contractor sales force to be an element of sales compensation expense and, as such, includes this expense in selling and marketing expenses in its consolidated statements of operations. The Company recognized incremental sales compensation expense of $140,911 in connection with stock warrants issued under the 2020 Sales-Related Warrants program to holders of unexercised equity-based awards under the predecessor plan that are deemed modified, as defined by GAAP. In addition, the Company recognized sales compensation expense of $1.4 million in connection with stock warrants issued under the 2020 Sales-Related Warrants program to participants of the predecessor plan who had not yet accepted the terms of the 2019 Sales-Related Warrants (but accepted the new award).

In addition, in the nine months ended January 31, 2021, the Company derecognized sales compensation expense of $1.0 million in connection with stock warrants previously offered under the 2019 Sales-Related Warrants program that were terminated, forfeited, otherwise no longer deemed probable of exercise. At January 31, 2021 and April 30, 2020, accrued sales compensation payable was $4,248,029 and $7,983,536, respectively, including $197,701 and $1,290,477, respectively, in estimated sales compensation contingently payable with stock warrants under the 2019 Sales-Related Warrants program.

Recently Issued Accounting Standards - Recently Adopted

In November 2019, the FASB issued ASU No. 2019-08, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements – Share-based Consideration Payable to a Customer (“ASU 2019-08”). ASU 2019-08 requires that an entity apply the guidance in ASC 718 to measure and classify share-based payment awards granted to a customer. Under ASC 718, among other things, share-based awards to non-employees (including customers) must generally be measured at the grant-date fair value of the equity instrument. For entities that have adopted the provisions of ASU 2018-07, Compensation – Stock Compensation (Topic 718) – Improvements to Nonemployee Share-based Payment Accounting, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. As discussed in Note 2 of the Notes to Consolidated Financial Statements for our fiscal year ended April 30, 2020, the Company has adopted the provisions of ASU 2018-07. Accordingly, the Company adopted the provisions of ASU 2019-08 effective on May 1, 2020 and such adoption did not have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) which modifies the disclosure requirements about fair value measurements under ASC Topic No. 820, Fair Value Measurement, as amended (“ASC 820”). For public companies, ASU 2018-13 removes the prior requirement to disclose: (a) the amount and reason for transfers between Level 1 and Level 2 of the fair value hierarchy contained in ASC 820, (b) the policy for timing of transfers between levels, and (c) the valuation processes used for level 3 fair value measurements. For public companies, ASU 2018-13 also adds, among other things, a requirement to disclose the range and weighted average of significant unobservable inputs used in Level 3 fair value measurements. The Company adopted ASU 2018-13 effective on February 1, 2020 and such adoption did not have a material impact on its consolidated financial statements.

Recently Issued Accounting Standards - Pending Adoption

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (ASU 2020-06), which simplifies the accounting for certain convertible instruments. Among other things, under ASU 2020-06, the embedded conversion features no longer must be separated from the host contract for convertible instruments with conversion features not required to be accounted for as derivatives, or that do not result in substantial premiums accounted for as paid-in capital. ASU 2020-06 also eliminates the use of the treasury stock method when calculating the impact of convertible instruments on diluted Earnings per Share. For the Company, the provisions of ASU 2020-06 are effective for its fiscal quarter beginning on May 1, 2024. Early adoption is permitted, subject to certain limitations. The Company is evaluating the potential impact of adoption on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12, among other things, (a) eliminates the exception to the incremental approach for intra-period tax allocation when there is a loss from continuing operations and income (or a gain) from other items, (b) eliminates the exception to the general methodology for calculating income taxes in an interim period when the year-to-date loss exceeds the anticipated loss for the year, (c) requires than an entity recognize a franchise tax (or a similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, and (d) requires than an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation for the interim period that includes the enactment date. For public companies, these amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company will adopt ASU 2019-12 effective no later than on May 1, 2021 and, based on its preliminary evaluation, it does not believe adoption will have a material impact on its consolidated financial statements.

NOTE 3 – FAIR VALUE MEASURENTS OF FINANCIAL INSTRUMENTS

Our financial instruments consist of cash equivalents, if any, accounts receivable, notes receivable, investments in unconsolidated entities, accounts payable and convertible notes payable. The carrying amounts of cash equivalents, if any, trade accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these financial instruments.

Consistent with the valuation hierarchy contained in ASC Topic 820, we categorized certain of our financial assets and liabilities as follows:

	January 31, 2021
	Total	Level 1	Level 2	Level 3
Assets
Notes receivable	$20,000	$-	$-	$20,000
Total assets	$20,000	$-	$-	$20,000
Liabilities
Note Payable	$1,040,400	$-	$-	$1,040,400
Convertible notes payable	131,108	-	-	131,108
Total liabilities	$1,171,508	$-	$-	$1,171,508

	April 30, 2020
	Total	Level 1	Level 2	Level 3

Assets
Notes receivable	$118,047	$-	$-	$118,047
Investments in unconsolidated entities	20,000	-	-	20,000
Total assets	$138,047	$-	$-	$138,047
Liabilities
Convertible notes payable	$115,745	$-	$-	$115,745
Total liabilities	$115,745	$-	$-	$115,745

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

The calculation of diluted earnings per share also reflects an adjustment to net earnings for the potential reduction to a reporting period’s interest expense, net of applicable income tax, that would result if the Company’s convertible notes payable were converted at the beginning of such reporting period.

The following table sets forth the computations of basic and diluted earnings (loss) per share:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020
Net earnings (loss), as reported	$(1,440,694)	$2,379,982	$(682,714)	$294,255
After tax interest adjustment	-	1,185	-	35,716
Net earnings (loss), if-converted basis	$(1,440,694)	$2,381,167	$(682,714)	$329,971
Weighted average basic shares	177,722,157	133,272,386	173,572,531	125,535,104
Dilutive securities and instruments:
Convertible preferred stock	-	45,957,554	-	46,176,467
Convertible notes	-	10,406,100	-	54,606,397
Stock options and warrants	-	21,760,510	-	20,253,606
Weighted average diluted shares	177,722,157	211,396,550	173,572,531	246,571,574
Earnings (loss) per share:
Basic	$(0.01)	$0.02	$(0.00)	$0.00
Diluted	$(0.01)	$0.01	$(0.00)	$0.00

The following potentially dilutive securities and instruments were outstanding as of January 31, 2021 but excluded from the table above because their impact would be anti-dilutive:

	Three-Month Period	Nine-Month Period
Convertible preferred stock	8,958,044	23,855,915
Convertible notes payable	10,406,100	10,406,100
Stock warrants	34,927,357	36,365,570
Total potential incremental shares	54,291,501	70,627,585

The preceding table does not include 14,250,000 stock warrants held by employees which are not vested and exercisable at January 31, 2021.

NOTE 5 – NOTES RECEIVABLE

In the fiscal year 2020, the Company received a promissory note for $58,047 from a prior merchant payment processor in connection with amounts owed to the Company. At January 31, 2021, the note had been paid in full. At April 30, 2020, the principal balance of $58,047 remained outstanding.

In the fiscal year 2019, the Company received a promissory note for $106,404 from a prior merchant payment processor in connection with amounts owed to the Company. In the fiscal year 2020, the Company and the issuer of the promissory notes engaged in negotiations aimed at settling this balance and the Company recognized an impairment loss of $46,404 in connection therewith. At January 31, 2021 and April 30, 2020, the principal balance of $20,000 and $60,000, respectively, net of the impairment loss, remains outstanding.

NOTE 6 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	January 31, 2021	April 30, 2020
Prepaid expenses, including $2,026,396 for inventory-related deposits as of January 31	$2,229,335	$404,089
Right to recover asset	17,922	76,103
Employee advances and other	349,766	554,787
	$2,597,023	$1,034,979

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	January 31, 2021	April 30, 2020
Furniture and fixtures	$230,685	$224,239
Computer equipment and software	284,846	155,493
Leasehold improvements	106,877	106,877
Office equipment	31,652	31,652
Total property and equipment	654,060	518,261
Accumulated depreciation and amortization	(348,214)	(219,878)
Property and equipment, net	$305,846	$298,383

Depreciation and amortization expense were $43,735 and $40,264 for the three months ended January 31, 2021 and 2020, respectively, and $128,336 and $87,506 for the nine months ended January 31, 2021 and 2020, respectively.

During the nine months ended January 31, 2021, the Company incurred $816,116 in capitalizable costs primarily in connection with ongoing upgrades to its information technology systems and the development, by its Elevacity division, of a new business brand, “The Happy Co.” These costs are carried in other assets in our Condensed Consolidated Balance Sheets until the related assets are placed in service.

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

The Company’s borrowings under the PPP Loan are eligible for loan forgiveness if used for qualifying expenses incurred during the “covered period,” as defined in the CARES Act, except that the amount of loan forgiveness is limited to the qualifying expenses incurred during the 24-week period commencing on the loan effective date. In addition, the amount of any loan forgiveness may be reduced if there is a decrease in the average number of full-time equivalent employees of the Company during the covered period when compared to the comparable period in the prior calendar year. The Company anticipates that some or all of its obligation under the PPP Loan will qualify for loan forgiveness a provided for in the CARES Act. The Company’s indebtedness, after any such loan forgiveness, is payable in equal monthly installments over approximately 16 months, with all amounts due and payable by the maturity date.

At January 31, 2021, loan principal in the amount of $1,040,400, excluding accrued but unpaid interest of $7,297, is outstanding.

NOTE 9 - ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consist of the following:

	January 31, 2021	April 30, 2020
Accrued severance expense	$855,000	$-
Payroll and employee benefits	158,317	1,199,950
Lease liability, current portion	354,759	476,950
Accrued interest payable	27,253	15,419
Other operational accruals	307,400	425,166
	$1,702,729	$2,117,485

In the nine months ended January 31, 2021, the Company recognized $1.1 million in severance expense in connection with certain employee separations, including a contingent amount related to an employee termination currently being contested in court. As of January 31, 2021, the Company has a remaining liability of $855,000 in connection therewith.

Lease liability, current portion, represent obligations due within one year under operating leases for office space, automobiles, and office equipment.

NOTE 10 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

		Conversion Price
Issuance Date	Maturity Date	(per share)	January 31, 2021	April 30, 2020
October 2017	October 2022	$0.15	$50,000	$50,000
April 2018	April 2021	$0.01	100,000	100,000
Total convertible notes payable			150,000	150,000
Less: unamortized debt discount and deferred financing fees			18,892	34,255
			131,108	115,745
Less: current portion of convertible notes payable			97,962	90,157
Long-term convertible notes payable			$33,146	$25,588

The Company’s convertible notes are convertible, at the option of the holder, into shares of the Company’s common stock at the conversion prices shown above. Borrowings on the Company’s October 2017 convertible note bears interest at the annual rate of 12%. The April 2018 convertible note is non-interest bearing.

In October 2017, the Company issued a convertible note in the principal amount of $50,000 to HWH International, Inc (“HWH”). HWH is affiliated with Chan Heng Fai Ambrose, who in April 2020 became a Director of the Company. The Company is currently reviewing the conversion terms of the October 2017 note. Accordingly, the conversion price shown on the table above is subject to change as a result of such review.

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

During the three months ended January 31, 2021 and 2020, interest expense in connection with the Company’s convertible notes was $1,512 and $1,500, respectively, excluding amortization of debt discount of $5,121 and $4,103, respectively. During the nine months ended January 31, 2021 and 2020, interest expense in connection with the Company’s convertible notes was $4,537 and $45,211, respectively, excluding amortization of debt discount of $15,363 and $9,141, respectively. These amounts are included in interest expense in our consolidated statements of operations.

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

The following information pertains to the Company’s leases as of the balance sheet dates indicated:

Assets	Classification	January 31, 2021	April 30, 2020
Operating leases	Right-of-use assets, net	$360,197	$800,381
Total leased assets		$360,197	$800,381

Liabilities
Operating leases	Accrued and other current liabilities	$354,759	$476,950
Operating leases	Lease liability, long-term	27,592	343,948
Total lease liability		$382,351	$820,898

The following information pertains to the Company’s leases for the periods indicated:

		Three Months Ended January 31,
Lease cost	Classification	2021	2020
Operating lease cost	General and administrative expenses	$130,554	$132,907
Operating lease cost	Depreciation and amortization	-	-
Operating lease cost	Interest expense, net	-	-
Total lease cost		$130,554	$132,907

		Nine Months Ended January 31,
Lease cost	Classification	2021	2020
Operating lease cost	General and administrative expenses	$401,052	$431,690
Operating lease cost	Depreciation and amortization	-	-
Operating lease cost	Interest expense, net	-	-
Total lease cost		$401,052	$431,690

The Company’s lease liability is payable as follows:

Twelve months ending January 31,
2022	$354,759
2023	27,592
2024-2026	-
Thereafter	-
Total lease liability	$382,351

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

For the nine months ended January 31, 2021, our income tax rate reconciliation is as follows:

Federal statutory rate	21.0%
State income taxes and franchise tax	(115.5)%
Stock-based compensation	(92.7)%
Return to provision and other	52.6%
Effective tax rate	(134.6)%

Our consolidated provision for (benefit from) income taxes is as follows:

	Three Months Ended January 31, 2021	Nine Months Ended January 31, 2021
Current:
Federal	$(354,059)	$(245,759)
State and local	21,785	336,098
Total current	(332,274)	90,339
Deferred:
Federal	368,032	301,410
State and local	-	-
Total deferred	368,032	301,410
Total consolidated income tax provision, net	$35,758	$391,749

As of January 31, 2021, our deferred tax asset (liability) is as follows:

Gross deferred tax asset:
Stock-based compensation	$828,056
Accruals and reserves not currently deductible	255,761
Inventory impairment expense	194,178
Leases and other	48,640
Total deferred tax assets	1,326,635
Total deferred tax liability	-
Total consolidated deferred tax assets, net	$1,326,635

NOTE 13 - RELATED PARTY TRANSACTIONS

Alchemist Holdings, LLC

As more fully described in Note 15 of the Notes to Consolidated Financial Statements for our fiscal year ended April 30, 2020, in February 2020, the Company, Alchemist Holdings, LLC (“Alchemist”), a major stockholder of the Company, and a former officer of the Company entered into a series of agreements pursuant to which the Company acquired control of (a) 22,683,864 shares of its Common Stock then held by Alchemist as part of the settlement of certain obligations owed to the Company and (b) 15,625,000 shares of its Common Stock then held by Alchemist to offset certain legal and other expenses incurred by the Company in connection with certain related-party legal claims. Pursuant to the underlying agreements, all such shares of stock were to be transferred to the Company at a time in the future that the Company would decide. Accordingly, in December 2020, the Company and Alchemist caused the transfer to the Company of, in the aggregate, 38,308,864 shares of the Company’s Common Stock then held by Alchemist, and the Company retired such redeemed shares. In connection with the transfer of control over the shares of stock in February 2020, the Company had recognized the acquisition of treasury stock in the amount of $1,532,355, the fair value of the underlying shares of stock at the time control was transferred.

Decentralized Sharing Systems, Inc.

In July 2020, the Company and Chan Heng Fai Ambrose, a Director of the Company, entered into a Stock Purchase and Share Subscription Agreement (the “SPA Agreement”) pursuant to which Mr. Chan agreed to invest $3.0 million in the Company in exchange for 30.0 million shares of the Company’s Class A Common Stock and a fully vested Stock Warrant to purchase up to 10.0 million shares of the Company’s Class A Common Stock at an exercise price of $0.20 per share. On the stock warrant issuance date, the closing price for the Company’s common stock was $0.177 per share and the Company recognized a deemed dividend of $2.4 million. Simultaneously with the SPA Agreement, Mr. Chan and Decentralized Sharing Systems, Inc. (“DSSI”), a subsidiary of Document Security Systems, Inc.(“DSS”), and, together with DSS, a major shareholder of the Company, entered into an Assignment and Assumption Agreement pursuant to which Mr. Chan assigned to DSS all interests in the SPA Agreement. In July 2020, the Company issued 30.0 million shares of its Class A Common Stock to DSS, an “accredited investor” as defined in the Securities Act, pursuant to the SPA Agreement. Under the terms of the SPA Agreement, the shares of Class A Common Stock issued to DSS are subject to a one (1) year restriction. The Stock Warrant issued pursuant to the SPA Agreement expires on the third anniversary from the issuance date, unless exercised earlier.

As of January 31, 2021, DSS and its affiliates owned 64.2 million shares of the Company’s Class A Common Stock, excluding 10.0 million shares issuable upon the exercise of warrants held by DSS. Mr. Chan, a Director of the Company, also serves on the Board of Directors of DSSI and its parent, Document Security Systems, Inc. In addition, John (“JT”) Thatch, the President, CEO and Interim Chairman of the Board of Directors of the Company, also serves on the Board of Directors of Document Security Systems, Inc. Further, Frank D. Heuszel, a Director of the Company, also serves on the Board of Directors of DSSI and its parent, Document Security Systems, Inc.

In October 2017, the Company issued a convertible note in the principal amount of $50,000 to HWH International, Inc (“HWH”). HWH is affiliated with Chan Heng Fai Ambrose, who in April 2020 became a Director of the Company. The note matures in October 2022. Please see Note 10 above for more details.

Bear Bull Market Dividends, Inc.

In July 2020, the Company, Bear Bull Market Dividends, Inc. (“BBMD”), a purported shareholder of the Company, Kenyatto Montez Jones (“Jones”), and MLM Mafia, Inc. (“MLM”) entered into a Settlement Accommodation Agreement [Including Stock Disposition And Release Provisions] (the “SAA”) pursuant to which the relevant parties agreed to settle all prior disputes between the Company, on the one part, and BBMD and Jones, on the other, concerning the status of BBMD as a valid shareholder of the Company, and the ownership, operation, management and control of the Company, all of which has been the subject of various pending lawsuits. In addition, the parties agreed to dismiss such pending lawsuits and exchanged customary mutual releases.

In August 2020, as provided under the SAA, the Disputed Stock, as defined in the SAA, was converted into 25.0 million shares of the Company’s Class A Common Stock (the “Converted Stock”). In addition, under the terms of the SAA and the related Securities Escrow And Disposition Agreement, in August 2020, MLM purchased from BBMD 20.0 million shares of the Converted Stock at the purchase price of $0.0525 per share (or $1,050,000). Further, as provided under the SAA and the related Securities Escrow And Disposition Agreement, the Company repurchased from MLM 17.5 million shares of the Converted Stock at the repurchase price of $0.0514 per share (or $899,500) in cash, and the Company retired the shares repurchased. After these transactions, BBMD remained the holder of 5.0 million shares of the Company’s Class A Common Stock and MLM remained the holder of 2.5 million shares of the Company’s Class A Common Stock.

NOTE 14 - STOCKHOLDERS’ EQUITY

Preferred Stock

Series A Convertible Preferred Stock – As more fully discussed in Note 13 above, in August, BBMD, then the purported holder of 20,000,000 shares of the Company’s Series A preferred stock, converted such holdings into 20,000,000 shares of the Company’s Class A Common Stock. In addition, during the nine months ended January 31, 2021, holders of 1,750,000 shares of the Company’s Series A preferred stock converted such holdings into 1,750,000 shares of the Company’s Class A Common Stock.

As discussed in Note 17 - COMMITMENTS AND CONTINGENCIES of the notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2020, in September 2019, the Company and 212 Technologies, LLC entered into a Release and Settlement Agreement (the “Settlement Agreement”). Pursuant to the Settlement Agreement, among other things, 212 Technologies returned 5,628,750 shares of the Company’s Series A Preferred Stock. In Jul 2020, the Company retired these shares. As of January 31, 2021, 5,100,000 shares of the Company’s Series A preferred stock remain outstanding.

Series B Convertible Preferred Stock – In August 2020, as more fully discussed in Note 13 above, BBMD, then the purported holder of 2,500,000 shares of the Company’s Series B preferred stock, converted such holdings into 2,500,000 shares of the Company’s Class A Common Stock. In addition, in September 2020, the Company and Alchemist Holding, LLC (“Alchemist”), a major shareholder of the Company, agreed to convert 7,500,000 shares of the Company’s Series B preferred stock then held by Alchemist into 7,500,000 shares of the Company’s Class A Common Stock. As of January 31, 2021, no shares of the Company’s Series B preferred stock remain outstanding.

Series C Convertible Preferred Stock – During the nine months ended January 31, 2021, holders of 240,000 shares of the Company’s Series C preferred stock converted such holdings into 240,000 shares of the Company’s Class A Common Stock. As of January 31, 2021, 3,250,000 shares of the Company’s Series C preferred stock remain outstanding.

Common Stock

During the nine months ended January 31, 2021, the Company issued 30,000,000 shares of its Class A Common Stock and a fully vested Stock Warrant to purchase up to 10.0 million shares of the Company’s Class A Common Stock, at the exercise price of $0.20 per share, to DSS in exchange for $3.0 million in cash (please see Note 13 above). In addition, the Company issued 10,000,000 shares of its Class A Common Stock to Robert Oblon, a co-founder of the Company, pursuant to the Multi-Party Settlement Agreement discussed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2020. Further, during the nine months ended January 31, 2021, the Company issued 5,488,247 shares of its Class A Common Stock in connection with the exercise of warrants by Company employees and 2,061,000 shares of its Class A Common Stock in connection with the exercise of warrants by Company distributors.

During the nine months ended January 31, 2021, the holders of 10,000,000 shares of the Company’s Series B preferred stock and 10,000,000 shares of the Company’s Class B Common Stock converted their holdings into an aggregate of 20,000,000 shares of the Company’s Class A Common Stock. In addition, during the nine months ended January 31, 2021, as discussed above, BBMD, then the purported holder of 20,000,000 shares of the Company’s Series A preferred stock, converted such holdings into 20,000,000 shares of the Company’s Class A Common Stock, holders of 1,750,000 shares of the Company’s Series A preferred stock converted such holdings into 1,750,000 shares of the Company’s Class A Common Stock, and holders of 240,000 shares of the Company’s Series C preferred stock converted such holdings into 240,000 shares of the Company’s Class A Common Stock.

As discussed in Note 13 above, during the nine months ended January 31, 2021, the Company repurchased 17,500,000 shares of the Converted Stock for cash and retired such repurchased shares, and the Company and Alchemist caused the transfer to the Company of, in the aggregate, 38,308,864 shares of the Company’s Common Stock, and the Company retired such redeemed shares.

As of January 31, 2021, 159,802,769 shares of our Class A Common Stock remained issued and outstanding.

In August 2020, as more fully discussed in Note 13 above, BBMD, then the purported holder of 2,500,000 shares of the Company’s Class B Common Stock, converted such holdings into 2,500,000 shares of the Company’s Class A Common Stock. In addition, in September 2020, Alchemist converted 7,500,000 shares of the Company’s Class B Common Stock then held by Alchemist into 7,500,000 shares of the Company’s Class A Common Stock. As of January 31, 2021, no shares of the Company’s Class B Common Stock remain outstanding.

Stock Warrants

The Company implemented a review of its Stock Warrants disclosure in light of the error found during a review of its employment agreements that included compensatory stock warrants (see Note 2, Correction of Errors for impact of error on the previous interim financial statements).

During fiscal year 2020; a subsidiary of the Company entered multi-year employment agreements with its key employees. In general, each employment contract contained an initial grant of warrants that vested immediately at a fixed exercise price and provided for subsequent grants that provided a discounted exercise price based on the 10-day average stock price determined at the time of exercise. The subsequent grants would vest at each anniversary date of the employment agreement.

The Company believes that more information should be disclosed concerning the subsequent warrants that are anticipated to be vesting during the period of the employment contract. Based on that belief, the Company is changing its presentation of warrants outstanding at the end of any period to include those subsequent warrants to be vesting during the term of the employment agreement.

As state above, some stock warrant grants associated with the multi-year employment have a defined exercise price equal to a discounted ten-day average of the stock price prior to the exercise date. The Company begins recognizing the compensatory nature of the warrants at the service inception date and ceases recognition at the vesting date. Due to the nature of the determination of exercise price for some grants; the Company will continue to recognize expense or benefit after the end of the service period until the warrants are exercised or expire. As such, the Company disclosures below are based on either (i) the fixed exercise price of the warrant; or (ii) the variable exercise price of the warrant as determined on the last day of the period.

Of the 46,700,000 stock warrants held by employees on April 30, 2020, warrants to purchase 24,700,000 shares of the Company’s common stock are exercisable at a price tied to the daily stock price for the Company’s stock. Of the 27,950,000 stock warrants held by employees on January 31, 2020, warrants to purchase 23,450,000 shares of the Company’s common stock are exercisable at a price tied to the daily stock price for the Company’s stock.

The additional compensatory expense/(benefit) recognized during year-to-date 2021 from the variable nature of the exercise price after service is completed is ($672,230). For the three months ending January 31, 2021; the additional compensatory expense/(benefit) is $234,145. The additional compensatory expense/(benefit) for 1Q 2021 and 2Q 2021 was $1,123,500 and ($2,029,875) respectively. The additional compensatory expense/(benefit) for the period from employee agreement inception thru April 30, 2020 was $0 (i.e., no variable priced warrants vested prior to May 1, 2020).

The following table summarizes the activity relating to the Company’s warrants during the nine months ended January 31, 2021:

	Number of Warrants		Weighted Average Exercise Price	Weighted Average Remaining Term
Outstanding at April 30, 2020	26,883,933	*	$0.04	4.2
Unvested warrants issued in 2020	24,700,000	**
Outstanding at April 30, 2020 (as adjusted)	51,583,933
Warrants granted	14,541,200		$0.13
Warrants exercised	(11,061,000)		$0.01
Warrants forfeited	(11,250,000)		$0.0001
Outstanding at January 31, 2021	43,814,133		$0.13	2.8

* Warrants outstanding as of April 30, 2020, as reported on our Form 10-K.

** Represent Subsequent Warrants pursuant to employment contracts entered by the Company during fiscal year 2020.

The following table summarizes certain information relating to outstanding and exercisable warrants:

Warrants Outstanding at January 31, 2021
Warrants Outstanding			Warrants Exercisable
Number of Shares	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
3,000,000	6.5	$0.0001	3,000,000	$0.0001
24,950,000	2.9	$0.12	10,700,000	$0.12
10,000,000	2.5	$0.20	10,000,000	$0.20
1,298,800	.2	$0.25	1,298,800	$0.25
2,180,000	2.5	$0.04	2,180,000	$0.04
1,952,000	.6	$0.01	1,952,000	$0.01
333,333	1.7	$0.15	333,333	$0.15
100,000	1.4	$3.00	100,000	$3.00

During the nine months ended January 31, 2021, as more fully discussed in Note 13 above, the Company issued a fully vested Stock Warrant to purchase up to 10.0 million shares of the Company’s Class A Common Stock at an exercise price of $0.20 per share to DSS. In addition, during the nine months ended January 31, 2021, the Company issued 5,488,247 shares of its Class A Common Stock in connection with warrants to purchase 9,000,000 shares exercised by Company employees and 2,061,000 shares of its Class A Common Stock in connection with the exercise of warrants by Company distributors. The 5,488,247 shares issued to employees are net of shares retained to satisfy the related exercise price and employee payroll tax obligations.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

The Company from time to time is involved in various claims and lawsuits incidental to the conduct of its business in the ordinary course. We do not believe that the ultimate resolution of these matters will have a material adverse impact on our consolidated financial position, results of operations or cash flows.

Legal Proceedings – Related-Party Matters and Settlement Liability

As more fully discussed on Note 17 - COMMITMENTS AND CONTINGENCIES of the notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2020, in the fiscal year 2020, the Company and certain relevant subsidiaries, Company co-founder and former consultant Robert Oblon, and certain other parties entered into a Settlement Agreement pursuant to which the relevant parties agreed to settle all prior disputes among them. In addition, as more fully discussed on said Note 17, in the fiscal year 2020, the Company, Alchemist and Jordan Brock, a co-founder of the Company (“Brock”), entered into a Settlement Accommodation Agreement and an amendment to a previous founder’s agreement and the Company recognized a settlement liability in connection therewith. As of January 31, 2021, and April 30, 2020, settlement liability associated with these matters was $1.3 million and $2.6 million, respectively.

Legal Proceedings – Other Matters

The Company from time to time is involved in various claims and lawsuits incidental to the conduct of its business in the ordinary course. We do not believe that the ultimate resolution of these matters will have a material adverse impact on our consolidated financial position, results of operations or cash flows.

(a)	Cause No. 429-04618-2020; Kevin Young v. Elepreneurs Holdings, LLC, Elepreneurs U.S., LLC, Elevacity Holdings, LLC, Elevacity U.S., LLC, and Sharing Services Global Corporation f/k/a Sharing Services, Inc., pending in the 429th Judicial District of Collin County, Texas. On September 18, 2020, a former employee filed a lawsuit against the Company and its affiliated entities for breach a contract. The Company and its affiliated entities have filed an answer denying the former employee’s claims. This matter remains pending as of January 31, 2021.

(b)	Case No. 4:20-cv-00946; Dennis Burback, Ken Eddy and Mark Andersen v. Robert Oblon, Jordan Brock, Jeff Bollinger, John Thatch, Four Oceans Global, LLC, Four Oceans Holdings, Inc., Alchemist Holdings, LLC, Elepreneurs U.S., LLC, Elevacity U.S., LLC, Sharing Services Global Corporation, Custom Travel Holdings, Inc., and Does 1-5, pending in the United States District Court for the Eastern District of Texas. On December 11, 2020, three investors in Four Oceans Global, LLC filed a lawsuit against the Company, its affiliated entities, and other persons and entities related to an investment made by the three investors in 2015. The Company and its affiliated entities have filed an answer denying the three investors’ claims. This matter remains pending as of January 31, 2021. Please see Note 2 - SIGNIFICANT ACCOUNTING POLICIES - Sales Commissions contained elsewhere in this Quarterly Report for more information about the stock warrants liability associated with this matter.

(c)	Case No. 4:20-cv-961; Crispina Meily v. Sharing Services Global Corporation f/k/a Sharing Services, Inc., pending in the United States District Court for the Eastern District of Texas. On December 18, 2020, a former employee filed a lawsuit against the Company for a statutory claim related to the former employee’s discharge from the Company. The Company filed an answer denying the former employee’s claims. This matter remains pending as of January 31, 2021.

(d)	Cause No. 429-06727-2020; Elepreneurs Holdings, LLC, d/b/a Elepreneur, LLC and Elepreneurs U.S., LLC d/b/a Elepreneurs, LLC v. Velovita, Inc. and Amanda Hansen, was pending in the 429th Judicial District of Collin County, Texas. On December 28, 2020, the Company filed suit against a competitor and former distributor and obtained injunctive relief. The matter was favorably resolved on January 11, 2021 through the entry of an Agreed Final Judgment and Permanent Injunction.

(e)	AAA Ref. No. 01-20-0019-3907; Sharing Services Global Corporation, Elevacity Holdings, LLC, Elevacity U.S., LLC, Elepreneurs Holdings, LLC and Elepreneurs U.S., LLC v. Robert Oblon, pending before the American Arbitration Association. On December 30, 2020, the Company and its affiliated companies filed an arbitration complaint against Robert Oblon for breach of contract and a declaratory judgment relating to the Multi-Party Settlement Agreement with Robert Oblon. This matter remains pending as of January 31, 2021.

(f)	Case No. 4:20-cv-00989; Sharing Services Global Corporation, Elevacity Holdings, LLC, Elevacity U.S., LLC, Elepreneurs Holdings, LLC and Elepreneurs U.S., LLC v. Robert Oblon, pending in the in the United States District Court for the Eastern District of Texas. On December 30, 2020, the Company and its affiliated companies filed a lawsuit against Robert Oblon seeking injunctive relief relating to the Multi-Party Settlement Agreement with Robert Oblon. This matter remains pending as of January 31, 2021.

(g)	Case No. 4:21-cv-00026; Elepreneurs Holdings, LLC d/b/a Elepreneur, LLC, Elepreneurs U.S., LLC d/b/a Elepreneurs, LLC, and SHRG IP Holdings, LLC v. Lori Ann Benson, Andrea Althaus and Lindsey Buboltz, pending in the United States District Court for the Eastern District of Texas. On December 31, 2020, the Company filed suit against three former distributors and obtained injunctive relief from the 429th Judicial District of Collin County, Texas. The lawsuit was removed by the three former distributors to federal court. The Company subsequently obtained injunctive relief from the federal court. The matter remains pending as of January 31, 2021.

(h)	On December 4, 2019, Entrepreneur Media, Inc. filed a Notice of Opposition in response to the “Elepreneurs” trademark application filed by SHRG IP Holdings, LLC, a wholly owned subsidiary of the Company. This opposition proceeding is now pending before the Trademark Trial and Appeal Board of the United States Patent and Trademark Office. On April 13, 2020, SHRG IP Holdings, LLC filed an answer to the Notice of Opposition. A scheduling order has been entered and the parties have exchanged initial disclosures. This matter remains pending as of January 31, 2021.

(i)	The Company engaged in preliminary discussions with various independent contractor distributors of its subsidiaries regarding a previously reported dispute concerning the issuance of stock warrants based on the satisfaction of certain individual sales production metrics. This matter remains pending as of January 31, 2021. Please see Note 2 - SIGNIFICANT ACCOUNTING POLICIES - Sales Commissions for more information about the stock warrants liability associated with this matter.

NOTE 16 - SUBSEQUENT EVENTS

On February 1, 2021, the Company issued a warrant to purchase up to 3,000,000 shares of its Class A Common Stock to Mr. S. Mark Nicholls in connection with Mr. Nicholls’ appointment to serve as the Company’s Chief Financial Officers effective February 1, 2021. A warrant to purchase up to 1,000,000 shares vests in full 90 days after the issuance date and is exercisable at a price per share equal to the average daily stock price of the underlying security for the 10 trading days following the issuance date, while a warrant to purchase up to 1,000,000 shares vests at each of the first two anniversary dates following the issuance date and are exercisable at a price per share equal to the average daily stock price of the underlying security for the 10 trading days ending on each such anniversary date.

On February 10, 2021, the Company issued 260,600 shares of its Class A Common Stock in connection with the exercise of warrants by Company distributors under the2020 Sales-Related Warrants program. In connection with these transactions, no underwriters were involved and proceeds from the exercises ($2,606) are intended for general corporate purposes.

On March 1, 2021, the Company and DSS executed a Binding Letter of Intent pursuant to which DSS agreed to loan the Company $30.0 million, subject to the parties entering into a definitive loan agreement (“Note”), in the form of a three-year, unsecured convertible promissory note in favor of DSS who, together with DSSI, is currently a major shareholder of the Company. All or part of the Note, including principal, other fees and interest can be converted into Company Common A shares. The note would be convertible at the rate of $0.20 and bear interest at the annual rate of 8%. As part of the consideration, DSS will be granted 150,000,000 detachable warrants for Common A shares that have a 5-year term and an exercise price of $0.22 per share. Additionally, DSS will be issued 27,000,000 Common A shares in payment of a 10% origination fee and in prepayment of one year of interest. Future interest payments are to be prepaid annually each year and may be paid in cash or Common A shares at the Company’s election. The Company anticipates Company shareholder approval will be required to increase the authorized shares of Common A to convert the Note and/or issue the detachable warrants. Borrowings under the note may be prepaid, at the option of the Company, without penalty after the first anniversary of the loan effective date. Proceeds from the loan are intended for general corporate purposes, including to fund the Company’s domestic and international growth initiatives.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following section discusses management’s views of the financial condition and the results of operations and cash flows of Sharing Services Global Corporation (formerly Sharing Services, Inc.) and consolidated subsidiaries. This section should be read in conjunction with: (a) our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2020, and (b) our condensed consolidated financial statements included elsewhere in this Quarterly Report. This section may contain forward-looking statements. See “Cautionary Notice Regarding Forward-Looking Statements” above for a discussion of forward-looking statements.

Highlights for the Three months ended January 31, 2021:

●	For the three months ended January 31, 2021, our consolidated net sales decreased by $17.3 million, or 54.8%, to $14.3 million, compared to the three months ended January 31, 2020.

●	For the three months ended January 31, 2021, our consolidated gross profit decreased by $12.6 million, or 56.8%, to $9.6 million, compared to the three months ended January 31, 2020. Our consolidated gross margin was 66.8% for the three months ended January 31, 2021, compared to 69.9% for the three months ended January 31, 2020.

●	For the three months ended January 31, 2021, our consolidated operating expenses decreased by $8.6 million, or 44.1%, to $10.9 million, compared to the three months ended January 31, 2020.

●	For the three months ended January 31, 2021, our consolidated operating loss was $1.4 million compared to operating earnings of $2.6 million for the three months ended January 31, 2020.

●	For the three months ended January 31, 2021, our consolidated net non-operating expenses were $45,873 compared to $9,079 for the three months ended January 31, 2020.

●	For the three months ended January 31, 2021, our consolidated net loss was $1.4 million compared to consolidated net earnings of $2.4 million for the three months ended January 31, 2020. For the three months ended January 31, 2021 our diluted loss per share was $0.01, compared to diluted earnings per share of $0.01 for the three months ended January 31, 2020.

●	For the nine months ended January 31, 2021, our consolidated net cash used by operating activities was $5.2 million compared to cash provided by operating activities of $7.7 million for the nine months ended January 31, 2020.

●	In August 2020, the holders of 21,750,000 shares of the Company’s Series A preferred stock, the holders of 10,000,000 shares of the Company’s Series B preferred stock and the holders of 10,000,000 shares of the Company’s Class B Common Stock, converted such holdings, in the aggregate, into 41,750,000 shares of the Company’s Class A Common Stock.

●	In August 2020, the Company repurchased (and subsequently retired) 17,500,000 shares of its Class A Common Stock in a private transaction at the repurchase price of $0.0514 per share (or $899,500) in cash. Please see Note 13 of the Notes to Condensed Consolidated Financial Statements contained elsewhere in this Quarterly Report for more information.

●	In December 2020, the Company and Alchemist caused the transfer to the Company of, in the aggregate, 38,308,864 shares of the Company’s Common Stock then held by Alchemist, and the Company retired such redeemed shares. Please see Note 13 of the Notes to Condensed Consolidated Financial Statements contained elsewhere in this Quarterly Report for more information.

●	In the nine months ended January 31, 2021, the Company issued to members of its independent sales force who had been offered stock warrants in connection with the 2019 Sales-Related Warrants program fully vested warrants to purchase up to 4,013,000 shares its Common Stock with an aggregate fair value of $1.5 million.

Overview

Summary Description of Business

The Company, through its subsidiaries, markets and distributes health and wellness products under the “Elevate” brand, primarily in the United States and Canada. The Company is an emerging growth company and was incorporated in the State of Nevada in April 2015. It markets and distributes its products and services primarily through an independent contractor sales force using a marketing strategy which is a form of direct selling. The Company does not operate retail stores. The Company markets its products and services through its independent contractor distribution system and using its proprietary website: www.elevacity.com. In February 2021, the Company launched its new business brand, “The Happy Co.,” at its Elevacity division. The Company’s fiscal year ends on April 30.

The Company had no significant sales history prior to December 2017, when the Company launched its current Elevate health and wellness product line. The launch of this product line enabled the Company to expand its consolidated sales volume and operations at a rapid pace.

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

Significant Uncertainty Regarding the Potential Impact of Ongoing COVID Virus

In 2020, in response to the COVID public health emergency, regional and local governments in the U.S. and Canada mandated or recommended various containment measures, including selective business closures, social distancing, quarantine, stay-at-home or shelter-in-place directives, and limitations on, or cancellations of, larger meetings and other public events, concerts and business conferences. At the time of this Quarterly Report, many of these mandated or recommended safety measures remain in place.

In response to the public health emergency, we have instituted a number of preventive measures, including temporarily transitioning a significant number of our corporate headquarter employees to working remotely, increased cleaning and sanitizing of our business facilities, increased employee safety communication efforts, and transitioning our sales conventions to a virtual convention platform. Some of these temporary measures have increased our already significant reliance on telephone and computer systems and on the availability of continued and impeded access to the Internet to operate these systems. At the time of this Quarterly Report, we are unable to determine with certainty when these temporary measures can be eased or reversed altogether.

We believe that the public’s fear of exposure to COVID, the actual impact of the virus, and/or actions taken to mitigate the spread of the virus, have had and continue to have a material adverse impact on the economies in the geographies we serve. Consumer demand for discretionary products such as ours is sensitive to significant downturns in the economy, increases in unemployment or decreases in perceived employment security. There continues to be significant uncertainty in the U.S. and Canada about (a) the timing and availability of sufficient vaccines, (b) the timing and speed of any economic recovery, and (c) the impact in consumer demand, if any, resulting from past and future economic stimulus and relief programs. As a result of the foregoing, we cannot predict the ultimate scope, duration and ultimate impact of the COVID public health emergency, but we believe it may have a material adverse impact on our business, financial condition, cash flows, and results of operations (including revenues and profitability), and those of our key suppliers.

The COVID emergency may also have the effect of exacerbating some of the other risk factors described in our Annual Report on Form 10-K for the fiscal year ended April 30, 2020, including the success of our growth initiatives, our ability to anticipate and effectively respond to changes in consumer preferences and buying trends in a timely manner, our dependence on one supplier for a substantial portion of the products we sell, potential fluctuations in our quarterly financial performance, our ability to generate sustained, positive cash flows from operations with which to fund our working capital needs, the potential impact on our financial performance from economic slowdowns, our ability to effectively and cost-efficiently respond to any epidemics and other health emergencies, and the potential impact on our business of any disruption in our information technology systems.

Results of Operations

The Three months ended January 31, 2021 Compared to the Three months ended January 31, 2020

Net Sales

For the three months ended January 31, 2021, our consolidated net sales decreased by $17.3 million, or 54.8%, to $14.3 million, compared to the three months ended January 31, 2020. The decrease in net sales mainly reflects (a) continuation of the decline in consumer orders that we have experienced since the fourth quarter of the fiscal year 2020, (b) a decline in independent distributor orders and in the number of new independent contractor distributors, (c) a decline in the number of continuing active distributors, resulting, in part, from recent product reformulations and increased competition for independent distributors, and (d) the generally adverse impact on consumer buying trends resulting from the COVID global health emergency and actions taken to help mitigate the spread of the virus in the U.S. and Canada. In efforts to restore strong sales growth, in the fiscal year 2021, we have developed and launched our new business brand, “The Happy Co.,” at our Elevacity division, have accelerated our previously announced initiatives to expand our operations into additional international geographies, and have further intensified our efforts to recruit, develop and reward our distributors and our efforts reach new consumers, including through the continued introduction of new products.

We believe there continues to be significant uncertainty about the potentially adverse impact of the current health crisis on the economies and employment markets of several countries, including the U.S. and Canada. Please see Overview - Significant Uncertainty Regarding the Potential Impact of Ongoing COVID Virus above.

The $17.3 million decrease in consolidated net sales reflects a decrease in number of comparable product units sold ($24.4 million) and the impact of products discontinued since January 31, 2020 ($1.4 million), partially offset by sales of products introduced since January 31, 2020 of $8.6 million.

During the three months ended January 31, 2021 and 2020, the Company derived approximately 99% and 98%, respectively, of its consolidated net sales from the sale of its Elevate health and wellness product line, launched in December 2017.

During the three months ended January 31, 2021, approximately 70% of our net sales were to customers (including approximately 44% to recurring customers, which we refer to as “SmartShip” sales, and approximately 26% to new customers) and approximately 30% of our net sales were to our independent distributors.

Gross Profit

For the three months ended January 31, 2021, our consolidated gross profit decreased by $12.6 million, or 56.8%, to $9.6 million, compared to the three months ended January 31, 2020, and our consolidated gross margins were 66.8% and 69.9%, respectively. During the three months ended January 31, 2021, our consolidated gross margin reflects the impact of a provision for excess (slow-moving) inventory of $924,973 recognized in connection with health and wellness product that is damaged, expired or otherwise in excess of forecasted outputs, based on our current and anticipated sales levels. This decrease in our consolidated gross margin was partially offset by selective price increases implemented in the latter part of the fiscal year ended April 30, 2020.

Selling and Marketing Expenses

For the three months ended January 31, 2021, our consolidated selling and marketing expenses decreased by $7.3 million, to $7.0 million, or 48.8% of consolidated net sales, compared to $14.3 million, or 45.1% of consolidated net sales, for the three months ended January 31, 2020. The decrease in consolidated selling and marketing expenses is due primarily to lower sales commissions of $7.0 million (which reflects decrease in our consolidated net sales discussed above) and lower general marketing expenses of $0.3 million.

General and Administrative Expenses

For the three months ended January 31, 2021, our consolidated general and administrative expenses (which include corporate employee compensation and benefits, stock-based compensation, professional fees, rent and other occupancy costs, certain consulting fees, telephone and information technology expenses, insurance premiums, and other administrative expenses) decreased by $1.3 million, to $3.9 million, or 27.5% of consolidated net sales compared to $5.2 million, or 16.6% of consolidated net sales, for the three months ended January 31, 2020. The $1.3 million decrease in consolidated general and administrative expenses was due primarily lower compensation and compensation-related expenses of $0.7 million, lower consulting and professional fees of $0.6 million and a net decrease in other corporate administrative expenses of $0.3 million, partially offset by higher stock-based compensation expense of $0.3 million. The increase in stock-based compensation expense reflects a correction of an error in expense associated with stock warrants awarded to our employees in connection with employment agreements reported in the first half of the current fiscal year, as more fully discussed in Note 2 of the Notes to Condensed Consolidated Financial Statements contained elsewhere in this Quarterly Report.

Interest Expense, Net

For the three months ended January 31, 2021, our consolidated interest expense was $21,078, excluding amortization of debt discount of $5,121 and interest income of $1,231. Consolidated interest expense of $21,078 includes $19,566 associated with borrowings under short-term financing arrangements (including borrowing under the PPP Loan discussed under Short-term Borrowings and Convertible Notes below) and $1,512 associated with our convertible notes.

For the three months ended January 31, 2020, our consolidated interest expense was $12,267, excluding interest of $33,007 associated with Type B lease obligations (as defined by GAAP) and amortization of debt discount of $4,103. Consolidated interest expense of $12,267 was almost entirely associated with short-term borrowings under financing arrangements.

Interest income, related party

For the three months ended January 31, 2021 and 2020, interest income on accounts receivable, related party, was $0 and $67,520, respectively.

Litigation Settlements and Other Non-operating Expenses

For the three months ended January 31, 2021, our consolidated non-operating expenses include litigation settlements and other non-operating expenses of $20,904. For the three months ended January 31, 2020, our consolidated non-operating expenses include litigation settlements and other non-operating expenses of $41,194, partially offset by a gain on extinguishment of debt of $13,672 in connection with modification of a promissory note.

Provision for (Benefit from) Income Taxes

During the three months ended January 31, 2021, the Company recognized a provision for deferred income taxes of $368,032, a current federal income tax benefit of $354,059, and a provision for state and local taxes of $21,785. See Note 2 of the Notes to Consolidated Financial Statements in ITEM 8 — “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the fiscal year ended April 30, 2020 for information about the Company’s accounting policies regarding accounting for income taxes.

Net Earnings (Loss) and Earnings (Loss) per Share

As a result of the foregoing, for the three months ended January 31, 2021, our consolidated net loss was $1.4 million, compared to consolidated net earnings of $2.4 million for the three months ended January 31, 2020. For the three months ended January 31, 2021, our diluted loss per share was $0.01, compared to diluted earnings per share of $0.01 for the three months ended January 31, 2020.

The Nine Months Ended January 31, 2021 Compared to the Nine Months Ended January 31, 2020

Net Sales

For the nine months ended January 31, 2021, our consolidated net sales decreased by $50.3 million, or 47.5%, to $55.6 million, compared to the nine months ended January 31, 2020. The decrease in net sales mainly reflects (a) continuation of the decline in consumer orders that we experienced since the fourth quarter of the fiscal year 2020, (b) a decline in independent distributor orders and in the number of new independent distributors, (c) a decline in the number of continuing active distributors, resulting, in part, from recent product reformulations and increased competition for independent distributors, and (d) the generally adverse impact on consumer buying trends resulting from the COVID global health emergency and actions taken to help mitigate the spread of the virus in the U.S. and Canada. In efforts to restore strong sales growth, in the fiscal year 2021, we have developed and launched our new business brand, “The Happy Co.,” at our Elevacity division, have accelerated our previously announced initiatives to expand our operations into additional international geographies, and have further intensified our efforts to recruit, develop and reward our distributors and our efforts reach new consumers, including through the continued introduction of new products.

We believe there continues to be significant uncertainty about the potentially adverse impact of the current health crisis on the economies and employment markets of several countries, including the U.S. and Canada. Please see Overview - Significant Uncertainty Regarding the Potential Impact of Ongoing COVID Virus above.

The $50.3 million decrease in consolidated net sales reflects a decrease in number of comparable product units sold ($75.5 million) and the impact of products discontinued since January 31, 2020 ($3.8 million), partially offset by sales of products introduced since January 31, 2020 of $29.0 million.

During the nine months ended January 31, 2021 and 2020, the Company derived approximately 99% and 98%, respectively, of its consolidated net sales from the sale of its Elevate health and wellness product line, launched in December 2017.

During the nine months ended January 31, 2021, approximately 71% of our net sales were to customers (including approximately 45% to recurring customers, which we refer to as “SmartShip” sales and approximately 26% were to new customers) and approximately 29% of our net sales were to our independent distributors.

Gross Profit

For the nine months ended January 31, 2021, our consolidated gross profit decreased by $35.0 million, or 46.7%, to $39.9 million, compared to the nine months ended January 31, 2020, and our consolidated gross margins were 71.8% and 70.7%, respectively. During the nine months ended January 31, 2021, our consolidated gross margin benefited from selective price increases implemented in latter part of the fiscal year ended April 30, 2020 and a favorable shift in product mix (towards the sale of products with a relatively higher average gross margin) resulting from changes in customer preferences in the ordinary course of business. This margin expansion was partially offset by a provision for excess (slow-moving) inventory of $924,973 recognized in connection with health and wellness product that is damaged, expired or otherwise in excess of forecasted outputs, based on our current and anticipated sales levels.

Selling and Marketing Expenses

For the nine months ended January 31, 2021, our consolidated selling and marketing expenses decreased by $23.8 million, to $25.4 million, or 45.6% of consolidated net sales, compared to $49.1 million, or 46.3% of consolidated net sales, for the nine months ended January 31, 2020. The decrease in consolidated selling and marketing expenses is primarily due to lower sales commissions of $22.5 million (which reflects decrease in our consolidated net sales discussed above) and lower promotional trade show and sales convention expenses of $1.0 million, mainly as a result of the adoption of a virtual convention platform in response to the COVID health emergency.

General and Administrative Expenses

For the nine months ended January 31, 2021, our consolidated general and administrative expenses (which include corporate employee compensation and benefits, stock-based compensation, professional fees, rent and other occupancy costs, certain consulting fees, telephone and information technology expenses, insurance premiums, and other administrative expenses) decreased by $4.7 million, to $14.7 million, or 26.4% of consolidated net sales compared to $19.4 million, or 18.3% of consolidated net sales, for the nine months ended January 31, 2020. The $4.7 million decrease in consolidated general and administrative expenses was primarily due to lower stock-based compensation expense of $3.2 million, lower consulting and professional fees of $1.1 million and a net decrease in other corporate administrative expenses.

Interest Expense, Net

For the nine months ended January 31, 2021, our consolidated interest expense was $32,470, excluding amortization of debt discount of $15,362 and interest income of $5,465. Consolidated interest expense of $32,470 includes $27,933 associated with borrowings under short-term financing arrangements (including borrowing under the PPP Loan discussed under Short-term Borrowings and Convertible Notes below) and $4,537 associated with our convertible notes.

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

Interest income, related party

For the nine months ended January 31, 2021 and 2020, interest income on accounts receivable, related party, was $0 and $206,066, respectively.

Litigation Settlements and Other Non-operating Expenses

For the nine months ended January 31, 2021, our consolidated non-operating expenses include litigation settlements and other non-operating expenses of $154,726, including a loss of $134,726 from the settlement of legal claims and related legal expenses, and loss on impairment of investments of $20,000.

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

Provision for (Benefit from) Income Taxes

During the nine months ended January 31, 2021, the Company recognized a deferred income tax provision of $301,410, a current federal income tax benefit of $245,759, and a provision for state and local taxes of $336,098. See Note 2 of the Notes to Consolidated Financial Statements in ITEM 8 — “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the fiscal year ended April 30, 2020 for information about the Company’s accounting policies regarding accounting for income taxes.

Net Loss and Loss per Share

As a result of the foregoing, for the nine months ended January 31, 2021, our consolidated net loss was $682,714, compared to consolidated net earnings of $294,255 for the nine months ended January 31, 2020. For the nine months ended January 31, 2021, our diluted loss per shares was $0.00, compared to diluted earnings per share of $0.00 for the nine months ended January 31, 2020.

Liquidity and Capital Resources

We broadly define liquidity as our ability to generate sufficient cash, from internal and external sources, to meet our obligations and commitments. We believe that, for this purpose, liquidity cannot be considered separately from capital resources.

Working Capital

Working capital (total current assets minus total current liabilities) was $5.0 million and $828,273 as of January 31, 2021 and April 30, 2020, respectively,

As of January 31, 2021, our cash and cash equivalents were $8.9 million. Based upon the current level of operations and anticipated investments necessary to grow our business, we believe that existing cash balances and anticipated funds from operations will likely be sufficient to meet our working capital requirements over the next 12 months. However, as disclosed in NOTE 16 - SUBSEQUENT EVENTS, when needed to compensate for any temporary fluctuations in our working capital needs, including the funding of potential acquisitions, international expansion, and other capital intensive activities, we may obtain occasional additional financing through the issuance of equity securities and secured and unsecured debt, including borrowings under convertible notes and short-term financing arrangements.

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

The following table summarizes our cash flow activities for the nine months ended January 31, 2021, compared to the nine months ended January 31, 2020:

	Nine Months Ended January 31,
	2021	2020	Increase (Decrease)
Net cash provided by (used in) operating activities	$(5,183,072)	$7,683,446	$(12,866,518)
Net cash used in investing activities	(862,267)	(156,000)	(706,267)
Net cash provided by (used in) financing activities	3,163,396	(3,257,185)	6,420,581
Net increase (decrease) in cash and cash equivalents	$(2,881,943)	$4,270,261	$(7,152,204)

Net Cash Provided by (Used in) Operating Activities

Net cash provided by (used in) operating activities changed by $12.9 million, to a net use of cash of $5.2 million, for the nine months ended January 31, 2021, compared to cash provided of $7.7 million for the nine months ended January 31, 2020. The $12.9 million change was due to a decrease in profitability of $6.7 million, excluding non-cash items, such as depreciation and amortization, stock-based compensation expense, provision for obsolete inventory losses, amortization of debt discount, losses on impairment of investments in unconsolidated entities and a note receivable, and estimated settlement liability and net changes in operating assets and liabilities of $6.2 million.

Net Cash Used in Investing Activities

Net cash used in investing activities increased by $706,267, to $862,267, for the nine months ended January 31, 2021, compared to $156,000 for the nine months ended January 31, 2020. The increase was due to higher capital expenditures and capitalizable costs related to ongoing upgrades to our information technology systems and the development of a new business brand by our Elevacity division, in the aggregate, of $801,551 and by payments for intangible assets of $8,400 in the nine months ended January 31, 2021. The increase was partially offset by collection of a note receivable of $98,047 and lower changes in due to related party of $5,637.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by (used in) financing activities changed by $6.4 million, to cash provided of $3.2 million, for the nine months ended January 31, 2021, compared to a net use of cash of $3.3 million for the nine months ended January 31, 2020. The $6.4 million change was mainly due to higher net proceeds ($4.3 million) of borrowings under short-term financing arrangements and/or convertible promissory notes, and due to higher proceeds from issuances of stock of $3.0 million. The change was partially offset by incremental payments in connection with common stock repurchases of $899,000.

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

Recent Issuances of Equity Securities

Common Stock

During the nine months ended January 31, 2021:

●	the Company issued 30,000,000 shares of its Class A Common Stock and a fully vested Stock Warrant to purchase up to 10.0 million shares of the Company’s Class A Common Stock, at the exercise price of $0.20 per share, to DSSI, a subsidiary of DSS and, together with DSS, a major shareholder of the Company, in exchange for $3.0 million in cash,

●	the Company issued 10,000,000 shares of its Class A Common Stock to Robert Oblon, a co-founder of the Company, pursuant to the Multi-Party Settlement Agreement discussed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2020,

●	the Company issued 5,488,247 shares of its Class A Common Stock in connection with stock warrants (to purchase 9,000,000 shares of the Company’s Class A Common Stock) exercised by Company employees. The 5,488,247 shares issued are net of shares retained to satisfy the related exercise price and employees’ payroll tax obligations, and

●	the Company issued: (i) 20,000,000 shares of its Class A Common Stock upon the conversion of 10,000,000 shares of the Company’s Series B preferred stock and 10,000,000 shares of the Company’s Class B Common Stock, (ii) 21,750,000 shares of its Class A Common Stock upon the conversion of 21,750,000 shares of the Company’s Series A preferred stock, and (iii) 240,000 shares of its Class A Common Stock upon the conversion of 240,000 shares of the Company’s Series C preferred stock.

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

The Company’s borrowings under the PPP Loan may be eligible for partial or total loan forgiveness, subject to certain limiting conditions, and the Company has applied for loan forgiveness a provided for in the CARES Act. The Company’s indebtedness, after any such loan forgiveness, is payable in approximately 16 equal monthly installments, with all amounts due and payable by the maturity date. See Note 8 of the Condensed Notes to Consolidated Financial Statements in ITEM 1 — “Financial Statements” contained elsewhere in this Quarterly Report for more information about the PPP Loan.

Convertible Notes Payable

As of January 31, 2021, convertible notes payable consists of a note in the amount of $100,000 held by an unaffiliated lender and a note in the amount of $50,000 held by HWH International, Inc (“HWH”), excluding unamortized debt discount of $18,892. HWH is affiliated with a Director of the Company. See Notes 10 and 13 of the Condensed Notes to Consolidated Financial Statements in ITEM 1 — “Financial Statements” contained elsewhere in this Quarterly Report for more information.

Capital Requirements

During the nine months ended January 31, 2021, capital expenditures for property and equipment (consisting of furniture and fixtures, computer equipment and software, other office equipment and leasehold improvements) in the ordinary course of our business were $135,798. In addition, the Company capitalized costs related to ongoing upgrades to its information technology systems, the development of a new business brand by its Elevacity division and office renovations, in the aggregate, of $816,116 in the nine months ended January 31, 2021. These capitalized costs are carried in other assets in our Condensed Consolidated Balance Sheets until the related assets are placed in service.

Contractual Obligations

There were no material changes to our contractual cash obligations during the nine months ended January 31, 2021, except for our repayment of borrowings under short-term financing arrangements and convertible notes described above.

Off-Balance Sheet Financing Arrangements

As of January 31, 2021, we had no off-balance sheet financing arrangements.

Inflation

We believe inflation did not have a material effect on our results of operations during the periods presented in this Quarterly Report.

Critical Accounting Estimates

While the Company is not aware of material changes to its critical accounting estimates or assumptions since April 30, 2020, it is reasonably possible that estimates made in the Company’s consolidated financial statements have been, or will be, materially impacted as a result of the ultimate resolution of the uncertainties associated with the COVID health crisis. This may include estimates regarding losses on inventory, impairment losses related to long-lived assets, the nature and timing of satisfaction of performance obligations resulting from contracts with customers, and the valuation of loss contingencies. Please see Overview - Significant Uncertainty Regarding the Potential Impact of Ongoing COVID Virus above.

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

Item 4. Controls and Procedures.

Controls Evaluation and Related CEO and CFO Certifications. Our management, with the participation of our principal executive officer (“CEO”) and principal financial officer (“CFO”), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2021.

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

Conclusions regarding Disclosure Controls. Based upon the aforementioned evaluation of our disclosure controls and procedures, our CEO and CFO concluded that, as of January 31, 2021, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

The information contained in Note 15, COMMITMENTS AND CONTINGENCIES, of the Notes to Condensed Consolidated Financial Statements located elsewhere in this Quarterly Report is incorporated herein by reference.

Item 1A. Risk Factors.

In addition to the factors contained in ITEM 1A, — “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2020, you should consider the following risk factor:

The COVID pandemic and actions to mitigate the spread of the virus have caused an economic downturn, increased unemployment, and an adverse impact on consumer sentiment. Such negative factors could continue for an extended period and may adversely impact our business.

In 2020, in response to the COVID public health emergency, regional and local governments in the U.S. and Canada mandated or recommended various containment measures, including selective business closures, social distancing, quarantine, stay-at-home or shelter-in-place directives, and limitations on, or cancellations of, larger meetings and other public events. At the time of this Quarterly Report, many of these mandated or recommended safety measures remain in place.

In response to the public health emergency, we have instituted a number of preventive measures, including temporarily transitioning a significant number of our corporate headquarter employees to working remotely, increased cleaning and sanitizing of our business facilities, increased employee safety communication efforts, and transitioning our sales conventions to a virtual convention platform. Some of these temporary measures have increased our already significant reliance on telephone and computer systems and on the availability of continued and impeded access to the Internet to operate these systems. At the time of this Quarterly Report, we are unable to determine with certainty when these temporary measures can be eased or reversed altogether.

As a result of the foregoing, we cannot predict the ultimate scope, duration and ultimate impact of the COVID public health emergency, but we believe it may have a material adverse impact on our business, financial condition, cash flows, and results of operations (including revenues and profitability), and those of our key suppliers.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

(a) Unregistered Sales of Securities

In the three months ended January 31, 2021, the Company issued 280,800 shares of its Class A Common Stock in connection with the exercise of warrants by Company distributors. The proceeds from these transactions were used for general corporate purposes.

In addition, in the three months ended January 31, 2021, the Company issued 1,000,000 shares of its Class A Common Stock upon the conversion of 1,000,000 shares of the Company’s Series A preferred stock, and (iii) 130,000 shares of its Class A Common Stock upon the conversion of 130,000 shares of the Company’s Series C preferred stock.

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

None

Item 3. Defaults Upon Senior Securities.

(a) Not applicable

(b) Not applicable

Item 4. Mining Safety Disclosures.

Not applicable

Item 5. Other Information.

(a) International Expansion.

The Company has entered into several preliminary transactions in furtherance of the launch of its Asian expansion initiatives. The first step in this process was the formation of SHRG Asia Partners Pte. Ltd., as a Singapore private limited company. SHRG Asia Partners operates as a regional holding company in Asia for the launch of various Asian country business initiatives relating to the sale of the Company’s current and future lines of products as well as other potential business ventures. SHRG Asia Partners has further acquired from Company Director Chan Heng Fai Ambrose, a 99% ownership interest in Elepreneurs Asia Pte. Ltd., a Singapore private limited company, and a 99% ownership interest in Elepreneurs Asia Limited, a Hong Kong limited company, in order to facilitate the expansion of the Company’s Asian ventures. Both ownership interest acquisitions were consummated for nominal value of One Singapore Dollar each.

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

(b) Intellectual Property Protection.

The Company, through its wholly owned subsidiary, SHRG IP Holdings, LLC, has obtained 3 additional trademark registrations from the USPTO during the reporting period (for a total of 19 USPTO granted trademark registrations). SHRG IP Holdings, LLC also filed, during the reporting period, 15 additional trademark registration applications with the USPTO on an Intent-to-Use basis (for a total of 30 pending Section 1(b) Intent-to-Use applications). In addition to the previous trademark applications filed in Canada, Australia, and New Zealand, during the reporting period, SHRG IP Holdings, LLC filed for trademark protection of the Elevacity mark in the Republic of Korea. This trademark application remains pending before the Korea Intellectual Property Organization. The Company also anticipates that SHRG IP Holdings, LLC will file and secure additional foreign trademark registrations in various additional countries including numerous countries in Asia either through the procedures allowed under the Madrid Protocol or by direct action in the country in question.

Item 6. Exhibits.

The following exhibits are filed as part of this Quarterly Report unless otherwise indicated:

3.1	Amended and Restated Articles of Incorporation of Sharing Services Global Corporation, which is incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 24, 2019

3.2	Bylaws of Sharing Services Global Corporation, which is incorporated herein by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 24, 2019

4.1	Certificate of Designations of Series A Preferred Stock, which is incorporated herein by reference from Exhibit 3.1.2 to the Company’s Current Report on Form 8-K filed on May 8, 2017

4.2	Certificate of Designations of Series B Preferred Stock, which is incorporated herein by reference from Exhibit 3.1.3 to the Company’s Current Report on Form 8-K filed on May 8, 2017

4.3	Amendment to Certificate of Designations of Series B Preferred Stock, which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on August 29, 2019

4.4	Certificate of Designations of Series C Preferred Stock, which is incorporated herein by reference from Exhibit 3.1.4 to the Company’s Current Report on Form 8-K filed on May 8, 2017

4.5	Convertible Promissory Note dated April 13, 2018 issued by Sharing Service, Inc. in favor of RB Capital Partners, Inc., which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on April 19, 2018

10.1	Executive Employment Agreement by and between S. Mark Nicholls and Sharing Services Global Corporation Effective February 1, 2021, which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on January 21, 2021

31.1	Certification of John Thatch pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of S. Mark Nicholls pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of John Thatch pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of S. Mark Nicholls pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101	The following financial information from our Quarterly Report on Form 10-Q for the three and nine months ended January 31, 2021 and 2020, as appropriate, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) Condensed Consolidated Statements of Stockholders’ Equity and (v) Notes to Condensed Consolidated Financial Statements *

* Included herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHARING SERVICES GLOBAL CORPORATION
(Registrant)

Date: March 11, 2021

	By:	/s/ John Thatch
John Thatch
President, Chief Executive Officer and Interim Chairman of the Board of Directors
(Principal Executive Officer)

Date: March 11, 2021

	By:	/s/ S. Mark Nicholls
S. Mark Nicholls
Chief Financial Officer
(Principal Financial Officer)

