Form 10-KT
period 2021-03-31
SHARING SERVICES GLOBAL Corp
filed 2021-06-10
CIK 1644488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: _____________

-OR-

[X]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from MAY 1, 2020 to MARCH 31, 2021

Commission File No. 000-55997

SHARING SERVICES GLOBAL CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	30-0869786
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification No.)

1700 Coit Road, Suite 100, Plano, Texas	75075
(Address of principal executive offices)	(Zip Code)

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
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES [  ] NO [X]

As of October 31, 2020, the aggregate market value of the registrant’s voting and non-voting Common Stock held by non-affiliates of the registrant, based on the closing price for the registrant’s Common Stock, was $21,547,200. As of June 4, 2021, there were 187,110,769 shares of the registrant’s Class A Common Stock outstanding. As of May 31, 2021, there were no shares of any other class of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement related to the registrant’s 2021 Annual Meeting of Stockholders are incorporated into Part III of this Transition Report by reference where so indicated.

ii

The Company recently changed its fiscal year-end from a fiscal year ending on April 30 to a fiscal year ending on March 31. In this Transition Report, references to “the Company,” “Sharing Services,” “our company,” “we,” “our,” “ours” and “us” refer to Sharing Services Global Corporation (formerly Sharing Services, Inc.) and its consolidated subsidiaries unless otherwise indicated or the context otherwise requires.

cautionary notice regarding forward-looking statements

Statements in this Transition Report and in any documents incorporated by reference therein which are not purely historical, or which depend upon future events, may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally contain words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “potential,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “will likely,” “would,” or the negative of such words and/or similar expressions. However, not all forward-looking statements contain these words.

Readers should not place undue reliance upon the Company’s forward-looking statements, since such statements speak only as of the date they were made. Such forward-looking statements may refer to events that ultimately do not occur, or may occur to a different extent, or occur at a different time than such forward-looking statements describe. Except to the extent required by federal securities laws, the Company undertakes no obligation to publicly update or revise any forward-looking statements contained in this Transition Report and in any documents incorporated by reference therein, whether as a result of new information, future events, or otherwise. The Company acknowledges that all forward-looking statements involve risks and uncertainties that could cause actual events and/or results to differ materially from the events and/or results described in the forward-looking statements.

iii

PART I

ITEM 1. BUSINESS.

Sharing Services Global Corporation and subsidiaries (“Sharing Services”, “we,” or the “Company”) aims to build shareholder value by developing or acquiring businesses that increase the Company’s product and services portfolio, business competencies and geographic reach.

Currently, the Company, through its subsidiaries, markets and distributes its health and wellness and other products primarily in the United States, Canada, and the Asia Pacific region using a direct selling business model. The Company markets its products and services through its independent sales force, using its proprietary websites, including: www.elevacity.com and www.thehappyco.com.

The Company, headquartered in Plano, Texas, was incorporated in the State of Nevada on April 24, 2015, and is an emerging growth company. The Company’s Common Stock is traded, under the symbol “SHRG,” in the OTCQB Market, an over-the-counter trading platforms market operated by OTC Markets Group Inc.

Corporate Fiscal Year-End Change

The Company’s Board of Directors has authorized the Company to change its fiscal year-end from a fiscal year ending on April 30 to a fiscal year ending on March 31. The Company believes that adoption of a March 31 fiscal year-end will enhance the usefulness and comparability of information reported about the Company’s financial position and results of operations by aligning such information more closely with that of other public reporting entities.

Our History

Sharing Services Global Corporation was originally incorporated under the name Sharing Services, Inc.

In December 2017, the Company launched its Elevate brand of health and wellness products and developed an independent sales force.

In January 2019, Sharing Services, Inc. changed its corporate name to Sharing Services Global Corporation to better reflect the Company’s strategic intent to grow its business globally. In connection with the name change, the Company adopted the trading symbol SHRG effective April 4, 2019. Prior to this, the Company’s Common Stock traded under the trading symbol SHRV.

In February 2021, the Company rebranded its product offerings under the new marketing banner, “The Happy Co TM,” to capitalize on its vision that Everyone Deserves to be Happy. As part of this business initiative, the Company updated its customer messaging to re-emphasize the Company’s core values, including, among others: “harnessing the power of happiness;” “offering products you love;” “achieving more together;” and “offering products by people, for people.”

Strategic Profitable Growth Initiatives

The Company intends to further grow its business by pursuing a multipronged growth strategy, that includes: (a) expanding its product offerings, both within the health and wellness category and in new product categories, (b) expanding its direct-to consumer geographic footprint (primarily in Asia), (c) launching its previously announced “Passport to Happiness” membership-based consumer travel products line worldwide, and (d) launching a “not-for-resale” product sales growth initiative in geographies outside the U.S., Canada, and Asia. This growth strategy may also include the use of strategic acquisitions of businesses that increase the Company’s product and services portfolio, business competencies and geographic reach.

In addition, in the fiscal year ending March 31, 2022, the Company intends to accelerate its efforts to achieve sustained profitability by further strengthening its financial management processes worldwide.

Key Global Industry and Business Trends

The Company believes the following industry and business trends will provide opportunities for the Company to grow its business in a sustained manner in the future:

●	The Global direct selling industry is strong. According to the World Federation of Direct Selling Associations (“WFDSA”), worldwide industry sales exceeded $180 billion in 2019, with Asia and the Americas accounting for more than $140 billion in sales.

●	Global interest in direct selling is strong. According to the WFDSA, the worldwide direct selling industry salesforce has grown from 114 million in 2016 to 120 million in 2019, an increase of 6%.

●	The U.S. direct selling industry is growing strongly. For example, total industry sales in the U.S. grew from $29.9 billion in 2011 to $40.1 billion in 2020, an increase of 34.1%, according to the U.S.-based Direct Selling Association (“DSA”).

●	Interest in direct selling in the U.S. has grown in recent years. The number of people involved in direct selling in the U.S. grew from 15.6 million in 2011 to 18.6 million in 2017, an increase of 19.2%, according to “Direct Selling in the United States: 2017 Facts and Data” published by the DSA.

●	Consumer attitudes to direct selling continue to be favorable. The results of a consumer attitude surveys released by the DSA show that 80% of consumers consistently gave the direct selling industry a positive rating during the past 10 years.

●	The level of interest in the industry is high among younger sectors of the population. Approximately 70% of the people involved in direct selling, both worldwide and in the U.S., were between the ages of 20 and 54, according to the WFDSA and the DSA. By comparison, the U.S. Census Bureau estimates that persons in this age group make up about 46% of the estimated overall 2020 U.S. population.

●	Participation in the industry by women is high. For example, women made up approximately 74% of the people involved in direct selling in 2019, both worldwide and in the U.S., according to the WFDSA and the DSA. By comparison, the U.S. Census Bureau estimates that women make up about 51% of the overall 2020 U.S. population.

●	Wellness products are the largest sector in the industry. Wellness products (such as our Elevate product line), accounted for 36% of industry’s sales in 2019, both worldwide and in the U.S., according to the WFDSA and the DSA.

●	The initial costs and business risks in direct selling are relatively lower. According to “2020 Consumer Attitudes & Entrepreneurship Study,” published by the DSA, the required start-up costs and business risks associated with direct selling in the U.S. are lower than those for most competing entrepreneurial business opportunities.

Business Segments, Geographic Area Information and Seasonality

The Company currently operates in two business segments: (a) the sale of its health and wellness through its independent sales force and (b) the sale of other products and services, including third-party skincare products, and services sold on a subscription basis. In each of the fiscal years ended March 31, 2021, and April 30, 2020, approximately 97% of the Company’s consolidated sales were from its Elevate health and wellness products.

During the fiscal years ended March 31, 2021, and April 30, 2020, 94% and 95%, respectively, of the Company’s consolidated sales were made to customers and independent distributors located in the United States. See Note 17 - “BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION” of the Notes to Consolidated Financial Statements contained in Item 8 — “Financial Statements and Supplementary Data” of this Transition Report for more details.

While the Company’s business generally is not highly seasonal, sales activity is normally slower during November and December, when many customers and independent distributors in the U.S. traditionally take a holiday break.

Competition

The direct selling industry is highly fragmented, competitive, and growing, and there are few barriers to entering the industry. Our competitors include a wide range of retailers, including traditional retail stores that offer their products in “brick and mortar” outlets and/or online, and e-commerce-based retailers. These retailers include, CVS Health Corporation (Pharmacies), GNC Holdings (a specialty retailer), Target Corporation, The Vitamin Shoppe, Walgreens Boots Alliance (Pharmacies) and Walmart, among others. In addition, we compete with other direct selling businesses, including many that have a longer operating history, higher visibility and name recognition, and more financial resources than we do. Among others, these network marketing companies include Amway Corporation, Avon Products, Herbalife Nutrition, Mary Kay, Nature’s Sunshine Products, and Nu Skin Enterprises.

We compete in this marketplace by emphasizing differentiators such as our access to exclusive products and ingredients, the quality and efficacy of our product offerings, the reliability and convenience of our distribution system, and a personalized customer service experience. We offer products and services that aim to improve the health and happiness of our customers and distributors. In addition, our direct selling business model, provides our independent contractor distributors the opportunity to build wealth by growing and operating of their own distribution business.

We also compete with other direct selling organizations in our efforts to attract and retain our independent contractor distributors by emphasizing the strengths of our product line, entrepreneurship and leadership training, a comprehensive sales compensation plan, a strong marketing focus, positive corporate values, and strong management leadership.

Competitive Strengths

We believe the following competitive strengths differentiate us from our competitors and will help drive our future growth:

●	A strong management team consisting of senior and middle management professionals with significant direct selling industry experience.

●	A strong financial foundation, including cash and cash equivalents of $12.1 million at March 31, 2021 and proceeds from a $30 million loan obtained in April 2021 to fund growth.

●	An exclusive line of Nootropic products sourced through one or more exclusive strategic partnerships and not available through traditional sales channels.

●	State-of-the-art marketing system, which emphasize the nutritional value and/or other health benefits of our health and wellness products.

●	Our ability to offer our industry-exclusive brands directly to consumers using a friendly, highly trained entrepreneurial sales force.

●	Our 30-day, “full customer satisfaction or your money back” product return policy.

Our Elevate Product Line

The Company launched its current health and wellness product line, under the name Elevate, in December 2017. The Company’s health and wellness product line consists of Nootropics, natural products aimed at improving the health and happiness of its customers and distributors. We aim to grow health and wellness product offerings by developing, acquiring, and introducing new products and services. In each of the fiscal years ended March 31, 2021 and April 30, 2020, approximately 97% of the Company’s consolidated sales were from its Elevate health and wellness products.

International Reach

Sales to customers and independent distributors located in the U.S. currently account for 94% or more of our consolidated net sales. In addition, the Company markets and sells its products on a “not-for-resale” basis from the U.S. to customers located in Canada, Australia, and New Zealand. To date, substantially all the Company’s sales transactions to customers located outside the U.S. have been denominated in U.S. dollars.

Key Current Products

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

Elevate MAX® Coffee - A delicious-tasting 100% Arabica coffee drink with a combination of at least five powerful mood-enhancing ingredients and a non-stimulant thermogenic agent, p-synephrine, known to increase the breakdown of fats. When combined with XanthoMax®, Elevate MAX® coffee completes the set of four hormones that are associated with happiness.

Elevate NITRO® Bold Coffee - A delicious-tasting 100% Colombian Arabica coffee drink that blooms with a bold, aromatic body. Using clinically proven naturally extracted polyphenols, Elevate NITRO® coffee promotes powerful natural nitric oxide production with great antioxidant capability. When combined with XanthoMax®, Elevate NITRO® coffee completes the set of four hormones that are associated with happiness.

Choclevate® Happy Chocolate - A delicious Nootropic-infused hot chocolate drink designed to assist in the elevation of mood, mental focus and energy. This beverage provides neuro-transmitter hormone creators for three of the hormones associated with happiness. When combined with XanthoMax®, Choclevate® completes the set of four hormones that are associated with happiness.

Elevate ZEST® Happy Lemonade - A refreshing, cool afternoon pick-me-up, Elevate ZEST® is a lemon and lime citrus twist on a classic drink with a proprietary blend of Nootropic ingredients designed to assist with mental clarity, memory, and energy. When combined with XanthoMax®, Elevate ZEST® completes the set of four hormones that are associated with happiness.

XanthoMax® - An encapsulated wellness supplement designed to deliver Xanthohumol, a powerful antioxidant, and Turmeric. Xanthohumol is a natural ingredient that helps the body release elevated amounts of Oxytocin, commonly referred to as the “hormone of happiness.” Turmeric is specifically known for its anti-inflammatory properties. When combined with any of our Elevacity® functional beverages (Elevate Smart Coffee™, Elevate MAX® coffee, Elevate NITRO® coffee, Choclevate®, or Elevate ZEST®), XanthoMax® completes the set of four hormones that are associated with happiness.

KetoCre® Keto Creamer- A delicious Ketogenic creamer designed to support a healthy Keto diet, and a great addition to any weight management program.

Elevate Pure 2.0® - A unique dietary supplement designed to assist in the removal of toxins and heavy metals from the body. Made from “mica” extract, part of the zeolite family, Elevate Pure 2.0® supports the systemic detoxification of heavy metals and environmental toxins.

ElevaciTea® Georgia Peach - A flavorful afternoon pick-me-up, ElevaciTea® is a tea with a proprietary blend of Nootropic ingredients designed to assist with mental clarity, memory, and energy.

ElevaciTea® Vanilla Chai - A flavorful afternoon pick-me-up, ElevaciTea® Vanilla Chai is a creamy, spiced black tea with a proprietary blend of Nootropic ingredients designed to assist with mental clarity, memory, and energy.

All-in-One™ Happy Shake – A high-protein, nutrient-dense fruit and veggie instant shake developed to help you feel great and complement your weight management regiment.

Unwined™ Chill Drink – A relaxing, stress relieving, berry-flavored beverage with a proprietary blend of natural antioxidants, adaptogens, extracts and minerals designed to lower excess cortisol levels and promote relaxation and sleep without alcohol or CBD.

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

Sales and Marketing

We rely on a direct selling model consisting of independent sales representatives and on customer referrals to promote and sell our products. We believe this is an effective selling model since our independent distributors can educate consumers about our products in person, provide testimonials, and provide higher levels of customer support, compared to more traditional selling models. In addition, the Company markets and sells its products and services using its proprietary websites, including: www.elevacity.com and www.thehappyco.com.

We provide support to our independent sales force with marketing content, websites, events, and technology. We offer our products online and provide our independent distributors with a virtual online Back Office website. This website is where independent distributors can manage, monitor, and operate their businesses 24 hours a day from any location. In addition, we actively communicate with our independent distributors about new products, price changes, policy changes, recruiting opportunities, sales promotions, and other important matters via electronic mail, by phone and during our sales conventions. Sales conventions are currently held once or twice a year and are attended or viewed digitally by a significant number of our current independent distributors and prospective independent distributors. Each sales convention includes the participation of one or more key personalities, including social media influencers, engaged in promoting our products and services. In addition, each sales convention is attended by members of our executive team, providing an opportunity for our sales force to learn about new business initiatives, new products, and other matters relevant to their businesses.

As part of its efforts to protect its customers, distributors, employees, and other business partners during the current COVID health emergency, the Company currently holds its sales conventions digitally only. The Company intends to resume holding sales conventions in public places once it is safe to do so.

Product Distribution

Currently, distribution and delivery of our products in the United States, Canada, and the Asia Pacific region is handled primarily by our distribution center in Addison, Texas. In addition, some distribution and delivery of our products is handled by two independent logistics partners, located in Addison, Texas and Cheektowaga, New York.

We intend to grow, in part, by also offering and distributing our products to customers in additional geographic areas outside the U.S. As product sales reach critical mass levels, we anticipate commencing distribution of our products at facilities, including facilities operated by independent logistics partners, located outside the U.S.

Retail Customers and Independent Distributors

The Company distributes its products through two distribution channels: (1) sales to our retail customers - consumers that buy our products from a distributor or through one of our websites, for personal use and (2) sales to our independent distributors that buy product for resale or for personal use. The Company’s goal is to monitor and grow both sales channels using different strategies. To grow our retail customer base, we offer high-quality, unique products. Our strategy for growing our sales force of independent distributors includes providing a meaningful business opportunity to them, a competitive sales compensation plan, sales incentives, and volume-based bonuses, as further discussed below.

Any person may join the Company as a distributor, or Brand Partner, by purchasing a Virtual Business System (“VBS”) for $49.00. This kit includes the training and basic marketing materials which better enables our sales force to sell our products and build their organization. Independent distributors may then purchase products for personal use or to build their sales organization. No product purchases are required upon enrollment.

Distributor Agreement and Compensation

Our distributors are independent contractors, and the Company does not direct or control their efforts. However, the Company requires its distributors to abide by its policies and procedures, and to comply with all applicable laws and regulations. To become a distributor an individual must affirmatively accept our standard Distributor Agreement as well as our Distributor Policies and Procedures. These documents govern the relationship between the Company and each independent distributor. The Policies and Procedures outline the scope of permissible marketing activities, and the Distributor Agreement defines the relationship between the distributor and the Company. Our policies and procedures require that our distributors present our products, as well as the business opportunity, both ethically and professionally.

We believe that our Compensation Plan offers to our independent distributors an exciting and effective way to earn commissions. All our distributors can earn commissions when they sell our products to their retail customers or their downline independent distributors. Additionally, they can earn commissions when their own personally sponsored distributors (or downline) sell products to end users. There is no limit as to the number of personally enrolled distributors or retail customers that an independent distributor may have.

Each distributor begins by purchasing a Virtual Business System for $49.00. This kit includes the training and basic marketing materials which better enables our sales force to sell our products and build their organization. No commissions or bonuses are paid for enrolling other distributors.

Additionally, each month, our top producing distributors may also earn commission based on the sales levels achieved by such distributor and his/her downline. This bonus commission is designed to compensate them for mentoring, training, and developing the distributors in their downline.

The Company’s compensation plan emphasizes customer acquisition and retention. The Company provides a back-office website for our independent distributors to use in their ecommerce sales, but an affiliate may also sell directly to their customers.

We rely upon our independent distributors to create customer demand and sales. We believe our plan is successful in helping to attract and motivate our sales force and key industry leaders. Please see ITEM 1A. - “RISK FACTORS” – “Our dependence upon a direct selling system to sell our products, and the highly competitive and dynamic nature of the direct selling industry” below for more information.

Full Customer Satisfaction Product Return Policy

If a consumer is not completely satisfied with the products they purchased, we offer a full refund, or exchange of the product, for items returned within 30 days from the date of purchase. For products purchased by our independent distributors, we also offer a generous product return policy that allows our distributors to get full credit for unopened and resalable items returned for up to 30 days from the date of purchase, generally subject to a customary restocking fee.

Trademarks and Other Intellectual Property

We have obtained 19 trademark registrations issued by the United States Patent and Trademark Office. We anticipate obtaining additional U.S. trademark registrations in the future, in connection with the 33 applications presently pending.

In addition, we intend to file for trademark protection in jurisdictions outside the U.S. where we operate or intend to operate, including, among others, in Canada, Australia, New Zealand, South Korea, Singapore, Malaysia, Japan, Thailand, and the Philippines. Trademark protection is increasingly important to our growing business.

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

Strategic Supply Chain Partnerships

We maintain good relationships with key business partners to ensure the continuous supply, distribution, and quality of our products. In the fiscal year ended March 31, 2021, and April 30, 2020, product purchases from one supplier accounted for 99% and 98%, respectively, of our product purchases. Please see ITEM 1A. – “RISK FACTORS” – “Our dependence on one supplier for a substantial amount of the products we sell and the potential for material disruptions in our supply chain or potential increases in the prices of the products we purchase beyond what we can pass along to our customers.”

Currently, some distribution and delivery of our products in the United States and Canada is handled by two independent logistics partners, located in Addison, Texas and Cheektowaga, New York. See “Product Distribution” above for more details.

We intend to grow, in part, by also offering and distributing our products to customers in geographic areas outside the U.S. As product sales reach critical mass levels, we anticipate commencing distribution of our products at facilities, including facilities operated by independent logistics partners, located outside the U.S.

Regulatory Environment

Our business is regulated by various federal, state, and local governmental agencies in the United States and by similar agencies in Canada and other jurisdictions in which we operate. These laws and regulations are related to: (a) the manufacturing, labeling, distribution, and sale of our products; (b) product claims and advertising; and (c) our network marketing program.

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

The Company monitors and, if necessary, responds to regulatory developments that may adversely affect its network marketing program. We believe the Company is in material compliance with all applicable laws and regulations relating to direct selling activities in the United States and other countries where we operate.

Regulation of Personal Care and Nutritional Food Products

Personal care and nutritional food products (including the products we sell) and certain related marketing and advertising practices are subject to governmental regulation by various federal, state, and local government agencies and other authorities in the U.S., Canada, and other jurisdictions where we operate or intend to operate in the future. These agencies and authorities include the U.S. Food and Drug Administration (the “FDA”), the FTC, the Consumer Product Safety Commission, the U.S. Department of Agriculture, and various similar state and Canadian regulatory agencies. To date, we have not experienced any governmental actions related to health or safety, or food and drug regulations regarding our products.

The FDA regulates both finished dietary supplement products (including health and wellness products such as ours) and dietary ingredients. Dietary supplements are specifically regulated under the Dietary Supplement Health and Education Act of 1994 (the DSHEA). Under the DSHEA, manufacturers and distributors of dietary supplements are prohibited from marketing products that are adulterated or misbranded. Generally, such regulations apply prior to a product reaching the market. Once a product reaches the market, the FDA is responsible for taking enforcement action against any product found to be an adulterated or misbranded dietary supplement. Unlike medications, dietary supplements and dietary ingredients, such as those sold by the Company, do not require FDA approval before such products can be marketed and sold.

The FTC, which enforces consumer protection laws regarding truth in advertising, and similar state and foreign agencies regulate how we advertise and market our products. The U.S. Consumer Product Safety Commission, and similar state and foreign agencies, seek to protect the public from unreasonable risks of injuries or death associated with consumer products. In the U.S., Canada and other jurisdictions where we operate, our products are also subject to laws and regulations concerning product formulation, labeling and packaging. These laws and regulations often require us to, among other things, conform product labeling to local language and content description requirements, register or qualify the products with the applicable government authorities, or obtain approvals or file required notifications prior to marketing such products within certain jurisdictions. Many of the jurisdictions where we operate also regulate product capability claims and advertising content. These regulations control the type of claims and representations that can be made regarding the capabilities of products. For example, in the United States, it is unlawful to make claims that nutritional supplements will help diagnose, cure, mitigate, treat, or prevent disease. Please see ITEM 1A. - “RISK FACTORS” – “Our ability to comply with current laws and regulations or our becoming subject to new or more stringent laws and regulations in the future, including applicable laws and regulations in jurisdictions outside the United States” below for more information.

Employees

As of March 31, 2021, and April 30, 2020, the Company employed 76 and 80 persons, respectively, as follows:

Location	March 31, 2021	April 30, 2020
United States	68	80
Asia	8	-
Total	76	80

	March 31, 2021	April 30, 2020
Full-time	75	79
Part-time	1	1
Total	76	80

The amounts above do not include the Company’s approximately 24,000 distributors who are independent contractors. Our employees are not represented by labor unions. We believe that our relationship with our employees is positive, and we do not expect a shortage in qualified personnel to continue our business growth.

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

A - Risks Associated with Direct Selling:

Our dependence upon a direct selling business model to sell our products, the highly competitive and dynamic nature of the direct selling industry.

We market and distribute our products and services through a sales force of independent distributors, using a direct selling business model. The distribution of our products and services depends upon our continued efforts to recruit, train, and retain successful independent distributors. The success of our efforts to recruit and retain distributors may be affected by the competitive environment among direct-to-consumer companies, the conditions of the general labor market, including levels of employment, the occurrence of demographic and cultural changes in the workforce, and the extent to which our brand is recognized in the geographies in which we operate. There can be no assurance that we will be successful in recruiting and retaining enough independent distributors to grow our business worldwide.

The direct selling industry worldwide is highly competitive and dynamic, and generally there are few barriers to entering the industry. In addition, the sale of health and wellness products by direct selling industry participants, online resellers, and others is highly competitive. There are several companies, including many with more resources than the Company, that offer competing health and wellness products. The primary competitive factors for health and wellness products are (a) price; (b) the quality, perceived value, brand recognition and package appeal of the product; (c) the skills and effectiveness of the sales and customer service staff interacting with the customer or potential customer; and (d) the continuous availability of enough product to fulfill orders promptly. There can be no assurance that we will remain competitive or that competition in our industry will not intensify.

If we do not remain competitive and promptly and effectively respond to increased competition, including competition for independent distributors, and to marketplace changes in the future, future sales of our products and services could decline. This could have a material adverse effect on our financial condition, results of operations and cash flows.

Our ability to attract and retain independent distributors; the ability of a distributor to successfully perform his or her role; and the potential adverse impact of the loss of a high-level distributor or a significant number of distributors for causes out of our control.

We depend on the skills and marketability of our independent distributors to promote our brand and to market and distribute our products and services. The direct selling industry generally experiences a relatively high rate of salesforce turnover and is very competitive. The success of our efforts to recruit and retain distributors may be affected by the competitive environment among direct-to-consumer companies, the conditions of the general labor market, including levels of employment, the occurrence of demographic and cultural changes in the workforce, and the extent to which our brand is recognized in the geographies in which we operate. Our inability to attract and retain qualified distributors in the future, the inability or failure of a distributor to fulfill his or her role, including his or her role to comply with all laws and regulations applicable to direct-to-consumer sales activities, the ineffectiveness of a distributor as a spokesperson for our brand and products, or the loss of a high-level distributor or a significant number of distributors for causes out of our control may adversely affect future sales of our products and services. This could have a material adverse effect on our financial condition, results of operations and cash flows.

Changes to our sales compensation plan could be negatively perceived by members of our independent sales force, could fail to achieve the desired long-term goals, and could adversely impact future sales.

We modify aspects of our sales compensation plan from time to time in order to keep our sales compensation plan competitive and attractive to our existing and future sales force, to address changing market conditions, to provide incentives that we believe will help grow our business, and to ensure conformance with evolving government regulations, among other reasons. For example, we modified our sales force compensation plan in 2018, and in 2019. In addition, we may be required to modify our sales compensation plan from time to time to comply with existing or new regulations in the future, including in response to potential governmental enforcement action. Changes to our sales compensation plan, including changes perceived to reduce sales commissions earned by our independent sales force, could be negatively received by our sales force, could fail to achieve the desired long-term goals, and could adversely impact our business, financial condition, results of operations and cash flows.

We may be held responsible for certain taxes or assessments relating to the activities of our independent distributors.

The success of our business depends on the effective use of an independent sales force to market and distribute our products and services. Our business activities and the activities of our independent distributors are subject to various local, state, and national laws and regulations and, in some instances, governmental agencies may seek to impose on us an obligation to collect taxes, such as sales or value-added tax, to maintain appropriate tax records, or to otherwise ensure compliance with local, state, or national laws and regulations by our distributors. In addition, some jurisdictions may challenge a company’s classification of its distributors as independent contractors and seek to make the Company pay additional compensation to its distributors or seek to make the Company responsible to withhold and remit payroll and similar taxes with respect to compensation paid to its distributors or with respect to the activities of its distributors. For example, in 2020, the State of California passed legislation which seeks to expand the classification of employees. Other states and other jurisdictions where we operate, now or in the future, may pass similar laws or interpret existing laws, rules, and regulations to expand the classification of employees. Although the California legislation provides an exemption for direct sellers, such as the Company, there can be no assurance that other jurisdictions where we operate now or in the future will provide a similar exemption or that judicial or regulatory authorities will not assert interpretations of law that would mandate that we change our classification. In the event that any governmental agency challenges our classification of our distributors as independent contractors or otherwise seeks to make us responsible to withhold and remit payroll or other taxes in connection with the activities of our independent distributors, we may incur significant costs and expenses to defend us from such actions, with no assurance that we will prevail, and we may ultimately be held responsible for such taxes in those jurisdictions in the future. The occurrence of any of these conditions could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Civil or governmental challenges to our direct selling system or independent distributor policies could harm our business.

The direct-to-consumer industry is subject to extensive governmental scrutiny, including as a result of various national, state, and local laws and regulations. For example, in the U.S., the FTC has actively warned several direct selling companies, and the industry as a whole, about certain business practices associated with direct selling and has entered into settlements with several direct selling companies that required those companies to modify their compensation plans and business models. Those settlements resulted from FTC enforcement actions involving a variety of alleged violations of consumer protection laws, including allegations of earnings potential misrepresentations and challenges about the legal validity of the distributor compensation plans and business models. Elements of our network marketing system or our distributor policies may also be challenged by third parties, including our independent distributors, by competing direct-to-consumer companies, and by others.

In the countries where we operate, the direct selling industry relies on the implementation of distributor rules and policies designed to protect consumers, prevent inappropriate sales activities and marketing practices, and distinguish between legitimate direct selling distribution systems and unlawful pyramid schemes. We have adopted formal rules and policies that we believe are consistent with best domestic and global direct-to-consumer industry standards. The laws and regulations covering the direct selling industry, however, often involve a high level of subjectivity and are subject to judicial interpretation. Because of this, there can be no assurance that elements of our network marketing system, including representations made by our independent distributors, or elements of our distributor policies will not be challenged in civil or governmental actions, or that the application and interpretation of laws or regulations governing the direct-to-consumer industry in the future would not be harmful to our business. The occurrence of any of these conditions could have a material adverse effect on our business, financial condition, results of operations and cash flows.

B – Risks Associated with our Emerging Growth Business:

The success of our growth initiatives, including our efforts to attract new customers, build brand awareness, and expand into international areas, and our efforts to generate recurring customer orders, which we call “SmartShip” orders.

Our long-term success is dependent on our ability to achieve sustained growth. We are an emerging growth company and had no significant sales history prior to December 2017, when we launched our Elevate health and wellness product line. During the period from December 2017 through October 31, 2019, our quarterly consolidated sales increased at a fast pace. During the five consecutive quarterly periods ending on January 31, 2021, however, we have experienced quarter-over-quarter sales decline. In efforts to restore growth, in the fourth quarter of the fiscal year ended March 31, 2021, we launched a multipronged growth strategy intended to accelerate sales growth, including by (a) expanding our product offerings in the U.S., (b) initiating operations in countries like South Korea, Singapore, Malaysia, Japan, Thailand, and the Philippines, among others, (c) launching its previously announced “Passport to Happiness” membership-based consumer travel products line worldwide, and (d) launching a “not-for-resale” product sales growth initiative in geographies outside the U.S., Canada, and Asia. We indent to complete implementation of this growth strategy in the fiscal year ending March 31, 2022. In addition, we have made significant investments in developing and launching our new business brand, “The Happy Co TM,” in February 2021, in the U.S. There can be no assurance that these strategic initiatives will result in the consolidated sales growth we anticipate, or any sales growth at all, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our ability to anticipate and effectively respond to changes in consumer preferences and buying trends in several countries in a timely manner.

Our success depends in part on our ability to anticipate, evaluate, and respond in a timely manner to changes in consumer preferences and buying trends, particularly for health and wellness products, in the countries we operate. We anticipate that continuously changing consumer preferences and buying trends will affect future worldwide demand for health and wellness products, and other consumer products and services. If we do not effectively identify and respond in a timely manner to evolving consumer preferences and buying trends, including consumer demands for health and wellness products and services, our business, financial condition, results of operations and cash flows may be adversely affected.

Our ability to maintain a positive image and brand acceptance in the dynamic, highly competitive, and sometimes unpredictable marketplace, including the impact of social media.

In recent years, there has been a significant increase in the use by businesses of social media platforms, including informal blogs, social media websites, and other forms of internet-based communications. Social media can enable a business to reach a wide selection of consumers and other targeted audiences, generally in a more cost-effective way than more traditional forms of marketing and advertising. However, negative, inaccurate, or false information about a company or the products it sells may be circulated through social media quickly and may damage a company’s reputation and business. In addition, negative, inaccurate, or false information about a company or the products it sells may be circulated through more traditional communication means. Most consumers and some independent distributors of direct-to-consumer companies, value readily available information and often act on such information without further investigation. The harm caused by the circulation of negative, inaccurate, or false information about a company or its products may be immediate, and opportunities to redress and correct the information may be slow and costly. If we were the victim of allegations, or the dissemination of negative, inaccurate, or false information, circulated through social media or otherwise, this could adversely impact our reputation and business and could result in the loss of independent distributors and in a decline in our future sales.

The Company also uses social media platforms, including Facebook and Instagram, to communicate with existing and prospective customers, independent distributors, vendors, and employees, and to otherwise promote its products and services. Laws and regulations intended to govern the use of the Internet and social media platforms are complex and evolving. If we, our employees, our independent distributors, or other third parties acting on our behalf were found to be in violation of any of these laws and regulations, this could result in fines and enforcement actions and adversely impact our reputation and business.

The occurrence of any of these conditions could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our dependence on one merchant processor for a material portion of our sales proceeds

The availability of merchant processor providers willing to serve emerging growth companies is limited. A substantial portion of our credit card sales is processed by one merchant processor. In addition, at March 31, 2021 and April 30, 2020, our accounts receivable balance includes $1.5 million and $4.0 million, respectively, due from this merchant processor. Any disruption in the operations of this merchant processor, as a result of organized labor disputes, natural disasters, acts of cyberterrorism or otherwise, could disrupt or substantially decrease our cash flows from operation. If this occurred, particularly for an extended period, we may not be able to meet our obligations, including servicing our debt now or in the future. The occurrence of any of these conditions could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our long-term success depends on our ability to attract and retain talented employees and management.

As an emerging growth business, our long-term success depends in large part on our ability to attract and retain talented employees and senior executives who have strong knowledge, experience, and managerial skills, including in the direct selling industry. From time to time, key employees may retire or otherwise leave our business, and we may experience delays or be unsuccessful in attracting and integrating the new staff required to grow and operate our business profitably. In addition, as an emerging growth company with a relatively limited number of executives currently on staff, our ability to develop effective management succession plans is limited. Effective management succession planning is important to our long-term success because failure to effectively transfer knowledge and to complete a smooth management transition could hinder or disrupt our strategic planning initiatives and/or adversely affect future execution of those initiatives and our performance. The occurrence of any of these conditions could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our long-term success depends on our ability to effectively manage and control our operating expenses.

We are an emerging growth company and have not achieved sustained growth and profitability. Our ability to consistently generate earnings from operations depends in large part on our ability to successfully control our operating costs and expenses, while we continue to invest in strategic initiatives intended to grow our sales volume and business infrastructure, including our international footprint. In furtherance of this goal, we have intensified our ongoing activities to control operating costs and expenses, including by strengthening our financial management processes. There can be no assurance that our strategic initiatives and cost control efforts will result in the levels of profitability and positive cash flows that we expect, if at all, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our quarterly financial performance and potential fluctuations therein.

Our quarterly financial performance may fluctuate and adversely affect the price of our Common Stock, often for causes outside of our control. For example, consumer demand for our products and services and, as a result, our quarterly consolidated sales levels, may increase or decrease materially, among other things, because of changes in actual or anticipated levels of employment, changes in the interest rates applicable to consumer credit cards, inflation, national or local political uncertainty, increased competition, and changes in consumer sentiment in general in the countries where we operate. In addition, our results of operations and cash flows may decrease because of, among other things, potential increases in our product costs beyond that which we can pass along to our customers, changes in the willingness or ability of our suppliers to provide product to us in a timely manner, changes in labor costs and in payroll tax rates, and changes in the regulatory environment in the countries where we operate. The occurrence of any of these conditions could have a material adverse effect on our quarterly financial performance and adversely affect the price of our Common Stock.

Our ability to generate sustained, positive cash flows from operations or to obtain additional financing, if needed, with which to fund our working capital needs, including servicing or refinancing our debt, now and in the future.

The Company is an emerging growth company and has not consistently generated sustained positive cash flows from operations, has experienced significant fluctuations in its levels of cash flows from operations, or has otherwise depended on the issuance of equity securities and debt, including convertible notes and short-term borrowings under financing arrangements, in order to meet its working capital needs. For example, during the nine months ended January 31, 2021, our net cash used by operating activities was $5.2 million. If the Company is unable to generate sustained positive cash flows from operations or to obtain additional equity or debt financing, if needed, this could inhibit the Company’s ability to implement its business strategies and to grow its business, service its debt, now or in the future, and otherwise meet its business goals. This could, in turn, have a material adverse effect on its financial condition, results of operations and cash flows.

Our financial performance could be adversely affected by economic downturns, particularly over an extended period.

Our results of operations may be materially impacted by changes in economic conditions in general in the countries where we operate. The economies in the countries where we operate may be adversely affected by changes in government policy and/or by, among other things, changes in levels of employment, changes in tax laws, increases in energy costs, geopolitical conflict, natural disasters or acts of terrorism, widespread health crises, changes in consumer credit card interest rates, inflation, and changes in consumer sentiment in general. For example, as further discussed below, business activity in several sectors of the economy were severely reduced or completely halted as a result of the recent COVID global health emergency, and a significant number of workers were laid off in the countries where we operate. These conditions, in turn, resulted in a significant economic downturn in countries where we operate. As the affected businesses resume normal operations, there can be no assurance that economic recovery will be complete or prompt. In the event of a significant economic downturn, particularly over an extended period of time, whether as a result of a similar health crisis or otherwise, consumer spending habits could be adversely affected over a longer term, and we could experience lower than expected sales. Any economic downturn could also adversely affect one or more of our key suppliers. The occurrence of any of these events could have a material adverse effect on our business, financial condition, and results of operations.

The success of our efforts to register our trademarks and to protect certain intellectual property rights.

We have applied for, or are in the process of applying for, trademark protection in the United States and in other jurisdictions where we operate or intend to operate in the future. We have obtained 19 U.S. trademarks and have over 30 pending trademark applications in the U.S. We anticipate securing additional U.S. trademarks and foreign trademarks. Trademark protection is increasingly important to our business. If we fail to register or enforce our intellectual property rights or if our intellectual property rights are successfully challenged, this could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Several of our products are manufactured under formulations and processes owned by some of our key vendors. Some of our key vendors have registered or applied for patent registrations to maintain exclusivity over the ingredients, formulation and processes, and the integrated products they supply to us. Such existing or potential patents, the underlying ingredients, formulation and processes, and integrated products could be material to our business. The Company reserves the right to join in any actions to defend against any infringement on such vendor-owned patents that could adversely affect the products the Company sells. If we, and our vendors were unsuccessful in protecting such intellectual property rights, this could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our potential unintended infringement on the intellectual property rights of others.

The industry in which we operate is competitive and characterized by the need for trademarks to protect intellectual property rights, and by claims of infringement or other violation of intellectual property rights. A third-party may assert that one or more of our products violates that party’s intellectual property rights. Any successful intellectual property claim against us in the future could result in significant financial liability and/or prevent us from selling the affected product afterwards. In addition, the resolution of infringement claims may require that we redesign our products, obtain licenses to use intellectual property belonging to a third party, or cease using the intellectual property altogether. Moreover, any intellectual property claim, regardless of its merits, could be expensive and time-consuming to defend against. As a result, claims based on allegations of infringement or other violations of intellectual property rights, regardless of the outcome, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

From time to time, we are a party to lawsuits and other claims that may result in adverse outcomes.

In recent years, we have been a party to several claims and lawsuits arising from a wide variety of business activities, including acquisition-related contingencies, disputes between the Company and certain former officers, disputes between the Company and certain shareholders, and disputes between the Company and former independent distributors. An adverse outcome in any of these claims may result in significant monetary damages or injunctive relief that could adversely affect our business. Litigation and other claims are subject to inherent uncertainties and management’s assessment of these uncertainties may change in the future, including as a result of new information. A material adverse impact to our consolidated financial position and results of operations could occur in a period in which an unfavorable outcome becomes probable and reasonably estimable, and a material adverse cash flow could occur in the period when these lawsuits or claims are settled.

Our stated intension to expand into foreign markets will expose us to foreign currency exchange rate fluctuations, and other risks inherent to foreign operations.

Historically, 94% or more of our sales have been to customers and independent distributors located in the United States. However, as part of our strategic growth initiatives, we intend to expand our operations in other countries in the near future. As a result, the amount of our reported consolidated sales, expenses, and cash flows may be significantly affected by fluctuations in the relevant foreign currency exchange rates, as we translate the financial statements of our foreign operations from their functional currency into our reporting currency, the U.S. Dollar. In addition, as a multinational consolidated group, we and some of our domestic or foreign affiliates may obtain and hold assets and liabilities denominated in a currency different from our or their functional currency, in the normal course of business. As a result, we and some of our affiliates may incur foreign currency transaction gains and losses in connection with such assets and liabilities.

Our business may also become exposed to more adverse economic, regulatory, and other conditions in the international areas to which we expand, compared to those in the U.S. For example, our future international operations may result in exposure to more restrictive consumer safety, product labeling and other consumer product regulations; more restrictive labor laws and regulations; more frequent or unexpected changes in the regulatory environments; more economic volatility; higher rates of inflation; or higher political instability, compared to the U.S. Furthermore, our international operations may expose us to higher consolidated income tax rates, import and export restrictions and tariffs, restrictions on the expatriation of cash to the U.S., and potentially adverse changes in trade agreements between the U.S. and that particular foreign country where we operate now or in the future.

The occurrence of any of these conditions could have a material adverse effect on our future business, financial condition, results of operations and cash flows.

Our ability to respond to any natural disasters, epidemics, and other health emergencies, or acts of violence or terrorism that may affect our customers and/or our business effectively and cost-efficiently.

The occurrence of natural disasters, epidemics or other health emergencies, or acts of violence or terrorism in the geographies we operate now and in the future, could result in physical damage to our property, the temporary or long-term closure of a facility, the temporary or long-term disruption in the supply of products (or a substantial increase in the cost of those products) to us, the temporary or long-term reduction in our ability to sell products and grow our business, and/or the temporary reduction in consumer demand for our products and services. In addition, if one or more natural disasters, epidemics, or other health emergencies, or acts of violence or terrorism were to impact our global business, our insurance costs may rise significantly afterwards. The occurrence of any of these conditions could have a material adverse effect on our financial condition, results of operations and cash flows.

C – Risks Associated with our Products, and with Product and Consumer Laws and Regulations:

Our dependence on one supplier for a substantial portion of the products we sell and the potential for material disruptions in our supply chain or potential increases in the prices of the products we purchase beyond what we can pass along to our customers.

We depend on one supplier for a substantial amount of the products we sell. Any disruption or substantial decrease in the supply of product by this supplier, as a result of a shortage of raw materials, organized labor disputes, natural disasters, acts of cyberterrorism, or otherwise, could disrupt or substantially decrease our ability to fulfill customer orders. If this occurred, particularly for an extended period, we may not be able to continue to offer these or similar products and our future sales may decline. In such event, we may not be able to offset the decline in sales through substitution of product, price increases, or otherwise. In addition, if this supplier or any of our suppliers implemented unilateral price increases, we may not be able to pass along such price increases to our customers and our profitability may be reduced. Further, if this supplier or any of our suppliers fails to continue to supply product of adequate quality and in a timely fashion to us, this could adversely affect our future sales. The occurrence of any of these conditions could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Past or future reformulations of our products, including in response to potential governmental enforcement action, could be negatively received by our independent sales force and customers, and adversely impact future sales.

As part of our commitment to continuously improve our products, we introduce product reformulations and other product enhancements from time to time. In addition, we may be required to modify our product formulations from time to time to comply with existing or new regulations in the future, including in response to potential governmental enforcement action. Changes to our product formulations, whether as a result of potential governmental enforcement action or not, could be negatively received by our sales force and customers, and could adversely impact future sales, and our business, financial condition, results of operations and cash flows.

Potential product liability claims could harm our business.

Historically, product liability claims have not been material to our business. However, given the increase in product liability claim activity in recent years and the increased application of a “strict liability” legal standard to those claims particularly in the U.S., we purchase product liability insurance to minimize the financial risks associated with such claims or potential claims. The sources of product liability insurance coverage in the countries where we operate are limited, product liability coverage is increasingly expensive, and product liability insurance policies contain many exclusions. We believe our product liability insurance policies significantly mitigate the potentially adverse financial impact to us resulting from most potential product liability claims. However, there can be no assurance that our product liability coverages are adequate to protect us sufficiently and against all potential claims. For example, if any of our products is found to have caused personal injury to a consumer, we might be subjected to liability substantially in excess of our insurance coverages. Any of these conditions could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Nutritional supplements are often supported only by limited available clinical studies.

Nutritional supplements, such as many of the Company’s health and wellness products, have a long history of human consumption. Some of our products may contain innovative ingredients or contain combinations of ingredients. Although we believe that all our products are safe when taken as directed, there is only limited data available about human consumption of certain of these product ingredients or combinations of ingredients in concentrated form. We and our key suppliers conduct research and test the formulation and production of our products, however, there are only limited, if any, conclusive clinical studies available about our products and similar product in the marketplace. Furthermore, because we are highly dependent on consumer perception of the efficacy, safety, and quality of our products, we could be adversely affected in the event that our products, or similar product in the marketplace, are proven or asserted to be ineffective or harmful to consumers or in the event of adverse publicity associated with any adverse effects resulting from use or misuse of our products, or similar products in the marketplace. Any of these conditions could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our ability to comply with current consumer product laws and regulations or our becoming subject to new or more stringent consumer product laws and regulations in the future.

Our business and the products we sell are subject to several national, state, and local laws and regulations in the countries where we currently operate or intend to operate in the future. These laws and regulations generally govern the composition, packaging, labeling and consumer safety of the products we sell, as well as the information we use to market these products. In addition, the laws and regulations applicable to us and our products may become more stringent in the future. For example, the State of California enforces recent legislation that requires that “clear and reasonable” warnings be given to consumers who are exposed to chemicals known to the State of California to cause cancer or reproductive toxicity. Although we actively seek to comply with the requirements of this and all other laws and regulations applicable to our business and products, there can be no assurance our products would not be found to be defective in labeling or content, or that the labeling and content of our products will not be challenged in civil or enforcement actions in the future. Our continued compliance with existing or new consumer product laws and regulations could also require the review and possible reformulation or relabeling of our products, as well as the potential removal of some products from the marketplace. In addition, the existence of more stringent consumer product laws and regulation in countries where we intend to operate in the future, could hinder our ability to grow our business into such countries. If we were found to be in violation of existing or new consumer product laws or regulations in the future, this could result in significant fines or damages and other enforcement actions, in addition to significant costs and expenses to defend the resulting claims. The occurrence of any of these conditions could have a material adverse effect on our business, financial condition, results of operations and cash flows.

D - Risks Associated with our System of Internal Controls, and with our Disclosure Controls:

If we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence in us and, as a result, the value of our securities.

The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective internal control over financial reporting, and disclosure controls and procedures. Under Section 404(a) of the Sarbanes-Oxley Act, we are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This report must include disclosure of any material weaknesses identified by our management during its periodic assessment of our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected in a timely basis. Our compliance with Section 404(a) of the Sarbanes-Oxley Act requires that we incur substantial accounting expense, and that our management spend significant time and efforts in its assessment of such internal control over financial reporting.

During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we would be required to implement remediation procedures aimed at mitigating the control weakness or weaknesses. Until such remediation procedures succeed in mitigating the control weakness or weaknesses, we would be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to timely and accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting in the future, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our securities could decline, and we could be subject to enforcement actions by the SEC or other regulatory authorities. Any failure to promptly remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Securities Act or the Exchange Act is accumulated and communicated to management, recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and executed, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple human error or mistake. Additionally, controls can be circumvented by the individual acts of a person, by collusion of two or more people, or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in any control system, misstatements, or insufficient disclosures due to error or fraud may occur and not be detected.

E – Risks Associated with Ongoing COVID Health Emergency:

The ongoing COVID health crisis and actions to mitigate it have adversely impacted the economies in the countries where we operate and may adversely impact our business.

In 2020, in response to the COVID public health emergency, national, regional and/or local governments in the countries where we operate mandated or recommended various containment measures, including selective business closures, social distancing, quarantine, stay-at-home or shelter-in-place directives, and limitations on, or cancellations of, larger meetings and other public events. At the time of this report, many of these mandated or recommended containment measures may still be in place. We believe that the actual impact of the health crisis, and/or actions taken to contain the spread of the virus, have had and continue to have a material adverse impact on the economies in the geographies we serve. Consumer demand for discretionary products such as ours is sensitive to significant downturns in the economy, increases in unemployment or decreases in perceived employment security.

In efforts to protect our customers, distributors, employees, and other business partners, in 2020, we instituted several preventive measures, including temporarily transitioning a significant number of our corporate employees to working remotely, increasing efforts to clean and sanitize our business facilities, increasing employee safety communication, and transitioning our sales conventions to a virtual convention platform. Some of these temporary measures have increased our already significant reliance on telephone and computer systems and on the availability of continued and impeded access to the Internet by our business. The timing when these temporary measures will be eased or reversed altogether is contingent on the success of current efforts, by government policy makers, the health service providers, and others, to inoculate large portions of the population and contain the pandemic. At the time of this report, we cannot project with certainty the timing and extend of any potential easing or reversal of our temporary preventive measures.

As a result of the foregoing, we cannot predict with certainty the scope, duration, and ultimate impact of the COVID public health emergency in the countries where we operate, but we believe these conditions may have a material adverse impact on our business, financial condition, cash flows, and results of operations (including revenues and profitability), and those of our key suppliers.

F – Risks Associated with our Information Technology Systems and with Cybersecurity:

We may be adversely affected by any disruption in our information technology systems.

We depend on our information technology systems to manage most of our major business functions, including sales order processing, independent sales force service and support, billings and collection, human resources and recordkeeping, and accounting and reporting. More specifically, we rely upon our information technology systems to procure and replenish inventory, to fulfill and ship customer orders, to coordinate our sales activities across several functional areas, to carry out our administrative activities, and to protect personal or sensitive information about our customers, independent distributors, employees, vendors, and other business partners that we received in the ordinary course of our business. A substantial disruption in our information technology systems could result in delays in receiving product and in filling customer orders, and adversely affect our relationships with our customers, independent distributors, employees, vendors, and other business partners, and damage our reputation and business.

As our operations rapidly grow in both size and scope, we continuously need to scale and upgrade our systems and infrastructure to meet increased demand, while preserving their reliability and integrity. For example, we recently implemented an information system upgrade in the U.S. to better accommodate our current and anticipated growth. Any expansion or upgrade to our systems and infrastructure in the future will require us to commit substantial financial, operational, technical, and human resources before the volume of our business increases, with no assurance that the volume of business will increase to the extent we expect or at all. Also, there can be no assurance that any system expansion or upgrade will result in the anticipated benefits and efficiencies, or that the costs of such system expansion or upgrade will not outweigh the benefits and efficiencies derived.

Any of these conditions could have a material adverse effect on our financial condition, results of operations and cash flows.

We may be adversely affected by potential acts of cyberterrorism.

The normal course of our business requires the collection, transmission, and retention of large volumes of confidential and proprietary information, including personal or confidential information of our customers, independent distributors, suppliers, and employees in the information technology systems that we maintain and in those maintained by certain third parties with which we do business. We operate in a global environment characterized by increasing threats of cyberterrorism. Information technology system threats can take a variety of forms. Individual and groups of hackers, and sophisticated organizations, including state-sponsored organizations or nation-states, often commit cyberattacks that pose threats to government, military, educational, and business institutions, among others. These actors could use a wide variety of methods, which could include the development and deployment of malicious software or exploiting vulnerabilities in hardware, software, or other infrastructure in order to gain access to networks and data, potentially compromising sensitive customer, independent distributor, supplier, employee, or other information.

Cyber-threats are constantly evolving, making it increasingly difficult to prevent, detect and successfully defend against. A potential breach of our facilities, data systems or data security could disrupt the operations of our information technology systems and business, impair our ability to ship product or provide services to our customers, and potentially compromise the privacy of our data, including our confidential or technical business information. In addition, the risk of one or more cybersecurity incidents may be heightened as more of our employees work remotely, for example, as a result of the current COVID crisis. Any of these things could harm our reputation or competitive position, require us to allocate more resources to improve our systems, technologies, and infrastructure, or otherwise adversely affect our business, financial condition, results of operations and cash flows.

G – Risk Associated with our Common Stock and with our Preferred Shareholder Rights:

Because we do not anticipate paying cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, likely will be your sole source of gain.

We have not declared or paid cash dividends on our capital stock at any time since our inception. We currently intend to retain our future earnings to finance the growth and development of our business. In addition, the terms of any future debt agreements may preclude us from paying dividends or may materially restrict the amount of such dividends. As a result, capital appreciation, if any, of our securities likely will be your sole source of gain for the foreseeable future.

Future sales and issuances of our Common Stock or rights to purchase our Common Stock, including pursuant to our past equity awards, will result in additional dilution of the percentage ownership by our existing stockholders and could cause our trading price to decline.

We expect that significant additional capital will be needed in the future to fund our planned growth, including our stated intension to expand our footprint outside the U.S. To raise capital, we may sell substantial amounts of Common Stock or securities convertible into or exchangeable for Common Stock. Convertible notes and stock warrants currently held by Document Security Systems, Inc., and its affiliates may result in the issuance of up to 310,000,000 additional shares of our Common Stock. In addition, convertible notes and stock warrants currently held by HWH International, Inc. may result in the issuance of 666,666 or more additional shares of our Common Stock depending on the results of ongoing negotiations related to their conversion prices. Document Security Systems, Inc. and its affiliates, and HWH International, Inc. are affiliated with Chan Heng Fai Ambrose, a director of the Company. Future issuances of equity or equity-linked securities, together with future conversions of our Preferred Stock and exercises of stock warrants currently outstanding or granted in the future, and shares issued in connection with future acquisitions, if any, may result in material dilution to the equity interests of our existing investors. In addition, as a result of such future issuances, new investors could gain rights, preferences and privileges senior to those of the current holders of our Common Stock.

Our Board of Directors may adopt an equity compensation plan in the future to enhance our efforts to attract and reward employees, executives, and consultants with grants of equity-based awards. Future issuances of equity-based awards, including issuances under any such future equity compensation plan, may result in material dilution to the equity interests of our existing investors and have an adverse effect on the market price of our securities.

We will continue to incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance requirements as a result of our disclosed intent to uplist our stock in the NASDAQ Capital Market.

We will continue to incur significant increased administrative costs, including legal, accounting, and other expenses, as a result of operating as a public company, and our management will be required to devote substantial time to incremental compliance requirements as a result of our disclosed intent to uplist our stock in the NASDAQ Capital Market. For example, we have incurred and will continue to incur costs associated with the preparation and filing of annual, quarterly, and current reports pursuant to the Exchange Act. In addition, after our disclosed intent to uplist our stock in the NASDAQ Capital Market, we will be subject to mandatory incremental corporate governance and other compliance requirements. Further, the Sarbanes-Oxley Act, and rules subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the NASDAQ Capital Market have imposed various demanding reporting and corporate governance requirements on public companies. Stockholder activism, the current political environment, and the current high level of government intervention and regulatory reforms may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and adversely impact (in ways we cannot currently anticipate) the way we operate our business. Our management and staff will need to devote substantial amounts of time to these compliance initiatives. Moreover, these rules and regulations have and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we will incur additional expense to increase our director and officer liability insurance.

In addition, if we cease to be a smaller reporting company and become subject to Section 404(b) of the Sarbanes-Oxley Act, we will be required to furnish an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period of time, we will continue to be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and time-consuming. In this regard, we will need to dedicate substantially greater internal resources, potentially engage outside consultants, and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate, through testing, that the controls are functioning as documented and intended, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that our independent registered public accounting firm, when required, will not be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

Certain corporate stockholders, directors, and officers beneficially own a significant combined amount of our Common Stock, which could allow them to influence corporate transactions and other matters and could otherwise limit the potential growth in the price of our Common Stock.

As of the date of this filing, 91,167,593 shares representing 49% of our total issued and outstanding Common Stock were owned by Document Security Systems, Inc. (“DSS”) and its subsidiary, Decentralized Sharing Systems, Inc., and under the voting control of Chan Heng Fai Ambrose, a director of the Company. In addition, the President, CEO and Interim Chairman of the Board of Directors of the Company, and two additional Directors of the Company, including Mr. Chan, also serve on the Board of Directors of DSS. Further, convertible debt instruments and stock warrants held by DSS and HWH International, Inc., both affiliated with Mr. Chan, may result in the issuance of a substantial additional Common Stock and in a substantial concentration of our Common Stock under the voting control of Mr. Chan.

As of the date of this filing, 114,202,287 shares representing 61% of our total issued and outstanding Common Stock were owned, in the aggregate, by DSS, and directors and officers of the Company. In addition, a substantial number of shares are issuable upon the potential exercise of stock warrants and the potential conversion of convertible debt instruments held by those stockholders. As a result, before or after such potential exercises of conversions, if two or more of these parties choose to act together, they may be able to control a significant percentage of the total voting right of our Common Stock, which could affect the outcome of a shareholder vote, including, the election of directors, the adoption of employee stock option plans, the adoption of amendments to our articles of incorporation and bylaws, the approval of acquisitions, mergers and other corporate transactions, or the potential declaration and payment of dividends and distributions on our Common Stock.

The conditions discussed above may constitute a material limitation on the rights of our other Common Stockholders, including the right to receive dividends and other to distributions, if any, in the future and may limit the relative voting power of our other stockholders or otherwise limit the potential growth in the price of our Common Stock.

Certain rights of our Preferred Stockholders may limit your rights as a Common Stockholder.

The Company’s authorized capital stock structure is comprised of multiple classes of Common Stock (Class A and Class B) as well as Preferred Stock ( Series A, B and C). As of the date of this filing, there are 187,110,769 shares of our Class A Common Stock and 8,330,000 shares of our convertible Preferred Stock (including the Series A and the Series C Preferred Stock) issued and outstanding. There are no shares of the Company’s Class B Common Stock or Series B Preferred Stock currently issued and outstanding.

The rights of the holders of Series A and C Preferred Stock are set out in a Certificate of Designation (for each such series) filed in the State of Nevada. Pursuant to such Certificates of Designation, each share of Series A and Series C Preferred Stock entitles the holder to one vote and is convertible into one share of our Class A Common Stock, at the option of the holder. In addition, pursuant to such Certificates of Designation, the affirmative vote of the holders of at least 86% of the shares of the Series A and the Series C Preferred Stock outstanding is required for the Board to declare and pay dividends and other distributions upon the shares of the Company’s Common Stock, unless, with respect to a cash dividend, the holders of the Company’s Preferred Stock (including the Series A and the Series C Preferred Stock) are to receive the same cash dividend as the Common Stock, on an if converted basis. Further, the shares of our Preferred Stock are senior to the shares of our Common Stock with regards to distributions in the event of dissolution, liquidation, or winding up of the Company, whether voluntary or involuntary.

The preferred shareholder rights discussed above may constitute a material limitation on the rights of our Common Stockholders, including the right to receive dividends and other to distributions, if any.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2. PROPERTIES

The following table provides information about our material facilities:

Location	Type of Facility	Sq. Feet
Plano, Texas	Corporate Headquarters	18,300
Addison, Texas	Warehouse/Office	11,100

The Company’s corporate headquarters and its Addison warehouse/office facility listed above are leased properties. Currently, the Addison warehouse/office facility is the Company’s principal distribution center.

In the fiscal years ended March 31, 2021, and April 30, 2020, some of the Company’s products were distributed by two third-party warehouse and logistic partners located in Addison, Texas and Cheektowaga, New York. Those facilities are not listed on the table above and are not owned or leased by the Company. In addition, the Company recently acquired a leasehold interest in Sales/Office facilities located in South Korea and Hong Kong. Sales operations in those facilities had not commenced as of March 31, 2021.

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

(a)	Cause No. 429-04618-2020; Kevin Young v. Elepreneurs Holdings, LLC, Elepreneurs U.S., LLC, Elevacity Holdings, LLC, Elevacity U.S., LLC, and Sharing Services Global Corporation f/k/a Sharing Services, Inc., pending in the 429th Judicial District of Collin County, Texas. On September 18, 2020, a former employee filed a lawsuit against the Company and its affiliated entities for breach a contract. The Company and its affiliated entities filed an answer denying the former employee’s claims. This matter has been settled, but final administration of the settlement terms remains pending as of March 31, 2021.

(b)	Case No. 4:20-cv-00946; Dennis Burback, Ken Eddy and Mark Andersen v. Robert Oblon, Jordan Brock, Jeff Bollinger, John Thatch, Four Oceans Global, LLC, Four Oceans Holdings, Inc., Alchemist Holdings, LLC, Elepreneurs U.S., LLC, Elevacity U.S., LLC, Sharing Services Global Corporation, Custom Travel Holdings, Inc., and Does 1-5, pending in the United States District Court for the Eastern District of Texas. On December 11, 2020, three investors in Four Oceans Global, LLC filed a lawsuit against the Company, its affiliated entities, and other persons and entities related to an investment made by the three investors in 2015. The Company and its affiliated entities have filed an answer denying the three investors’ claims. This matter remains pending as of March 31, 2021. See Note 2 - “SIGNIFICANT ACCOUNTING POLICIES - Sales Commissions” contained elsewhere in this Transition Report for more information about the stock warrants liability associated with this matter.

(c)	Case No. 4:20-cv-961; Crispina Meily v. Sharing Services Global Corporation f/k/a Sharing Services, Inc., pending in the United States District Court for the Eastern District of Texas. On December 18, 2020, a former employee filed a lawsuit against the Company for a statutory claim related to the former employee’s discharge from the Company. The Company filed an answer denying the former employee’s claims. This matter remains pending as of March 31, 2021.

(d)	AAA Ref. No. 01-20-0019-3907; Sharing Services Global Corporation, Elevacity Holdings, LLC, Elevacity U.S., LLC, Elepreneurs Holdings, LLC and Elepreneurs U.S., LLC v. Robert Oblon, pending before the American Arbitration Association. On December 30, 2020, the Company and its affiliated companies filed an arbitration complaint against Robert Oblon for breach of contract and a declaratory judgment relating to the Multi-Party Settlement Agreement with Robert Oblon. This matter remains pending as of March 31, 2021.

(e)	Case No. 4:20-cv-00989; Sharing Services Global Corporation, Elevacity Holdings, LLC, Elevacity U.S., LLC, Elepreneurs Holdings, LLC and Elepreneurs U.S., LLC v. Robert Oblon, pending in the in the United States District Court for the Eastern District of Texas. On December 30, 2020, the Company and its affiliated companies filed a lawsuit against Robert Oblon seeking injunctive relief relating to the Multi-Party Settlement Agreement with Robert Oblon. This matter is a companion case to the AAA arbitration proceeding described in paragraph (d) above and, while it remains pending as of March 31, 2021, further action in this case has been stayed by court order, pending final adjudication of the referenced AAA arbitration proceeding.

(f)	Case No. 4:21-cv-00026; Elepreneurs Holdings, LLC d/b/a Elepreneur, LLC, Elepreneurs U.S., LLC d/b/a Elepreneurs, LLC, and SHRG IP Holdings, LLC v. Lori Ann Benson, Andrea Althaus and Lindsey Buboltz, pending in the United States District Court for the Eastern District of Texas. On December 31, 2020, the Company filed suit against three former distributors and obtained injunctive relief from the 429th Judicial District of Collin County, Texas. The lawsuit was removed by the three former distributors to federal court. The Company subsequently obtained injunctive relief from the federal court. The matter remains pending as of March 31, 2021.

(g)	Case No. 4:21-cv-00183; Sharing Services Global Corporation f/k/a Sharing Services, Inc., Elepreneurs Holdings, LLC n/k/a Elevacity Holdings, LLC, Elepreneurs U.S., LLC n/k/a Elevacity U.S., LLC and SHRG IP Holdings, LLC v. AmplifeiIntl, LLC d/b/a HAPInss and HAPInssBrands, LLC pending in the United States District Court for the Eastern District of Texas. On March 5, 2021, the Company and its affiliated entities filed suit against a newly formed competitor for various claims including trademark infringement, trade secret violations, unfair competition under state and federal law as well as tortious interference with contracts and business relationships. The matter remains pending as of March 31, 2021.

(h)	On December 4, 2019, Entrepreneur Media, Inc. filed a Notice of Opposition in response to the “Elepreneurs” trademark application filed by SHRG IP Holdings, LLC, a wholly owned subsidiary of the Company. This opposition proceeding is now pending before the Trademark Trial and Appeal Board of the United States Patent and Trademark Office. On April 13, 2020, SHRG IP Holdings, LLC filed an answer to the Notice of Opposition. A scheduling order has been entered and the parties have exchanged initial disclosures. This matter remains pending as of March 31, 2021.

(i)	The Company engaged in preliminary discussions with various independent contractor distributors of its subsidiaries regarding a previously reported dispute concerning the issuance of stock warrants based on the satisfaction of certain individual sales production metrics. This matter remains pending as of March 31, 2021. See Note 2 - “SIGNIFICANT ACCOUNTING POLICIES - Sales Commissions” for more information about the stock warrants liability associated with this matter.

(j)	The Company engaged in preliminary discussions with an independent contractor distributor of its Subsidiary regarding a previously reported dispute concerning an investment in ventures alleged to be related to the Company, and its Subsidiary operations. This matter remains pending as of March 31, 2021. See Note 2 - “SIGNIFICANT ACCOUNTING POLICIES - Sales Commissions” for more information about the stock warrants liability associated with this matter.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for the Company’s Common Stock

(a) - Market Information

The principal U.S. market for our Common Stock is the OTCQB Market, an over-the-counter trading platforms market operated by OTC Markets Group Inc. Readers should be aware that over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Our Common Stock is traded under the symbol “SHRG.” Sharing Services, Inc.’s Common Stock commenced trading on March 7, 2017 under the symbol SHRV. In January 2019 the Company changed its corporate name to Sharing Services Global Corporation, as discussed elsewhere in this Transition Report. In connection with the name change, effective April 4, 2019, the Company’s Common Stock commenced trading under the symbol SHRG.

(b) - Holders

As of June 4, 2021, there were 271 stockholders of record of our Common Stock.

(c) - Dividends

We have not declared or paid dividends at any time during our past two fiscal years. We currently anticipate that we will retain future earnings to support reinvestments in our business and our growth plans. Any payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon, among other things, future operating earnings and cash flows, future capital requirements, contractual restrictions (including those contained in the agreements and instruments governing our debt and the Certificates of Designation of our convertible Preferred Stock) and general business conditions.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

The information contained under the caption “Equity Compensation Plans” in ITEM 12 – “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS” is incorporated herein by reference.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In the months ended February 28, 2021 and March 31, 2021, the Company issued 260,600 shares and 17,400 shares, respectively, of its Class A Common Stock in connection with the exercise of warrants by Company distributors. The proceeds from these transactions were used for general corporate purposes.

In addition, in the month ended March 31, 2021, the Company issued 20,000 shares of its Class A Common Stock upon the conversion of 20,000 shares of the Company’s Series C Preferred Stock.

In connection with the transactions described in the preceding two paragraphs, no underwriters were involved, there were no proceeds generated (except as indicated in the first paragraph), and the issuances were made in reliance on the exemption from the registration requirements of the Securities Act of 1933 provided under Section 4(a)(2) thereof.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

We are a Smaller Reporting Company, as defined in Rule 12b-2 of the Exchange Act. Accordingly, we have omitted the performance graph otherwise required by Item 5 of this Transition Report as permitted by applicable scaled disclosure rules.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company recently changed its fiscal year, from a fiscal year ending on April 30 to a fiscal year ending on March 31. This section reflects management’s views of the consolidated financial condition as of March 31, 2021, and April 30, 2020, and the consolidated results of operations and changes in financial condition for the fiscal year ended March 31, 2021 (an 11-month period) and the fiscal year ended April 30, 2020 (a 12-month period) of Sharing Services Global Corporation and consolidated subsidiaries. This section should be read in conjunction with, the Company’s audited consolidated financial statements and related notes contained in Item 8 of this Transition Report. This section may contain forward-looking statements. Please see “Cautionary Notice Regarding Forward-Looking Statements.” located at the front of this report.

Highlights for the Fiscal Year Ended March 31, 2021:

●	For the fiscal year ended March 31, 2021, our consolidated net sales decreased by $66.6 million, to $64.8 million, compared to $131.4 million for the fiscal year ended April 30, 2020.

●	For the fiscal year ended March 31, 2021, our consolidated gross profit decreased by $47.0 million, to $46.5 million, compared to $93.5 million for the fiscal year ended April 30, 2020, and our consolidated gross margin was 71.8% and 71.2%, respectively.

●	For the fiscal year ended March 31, 2021, our consolidated operating loss was $2.2 million, compared to consolidated operating earnings of $9.7 million for the fiscal year ended April 30, 2020.

●	For the fiscal year ended March 31, 2021, our consolidated net non-operating income (expenses) include (a) a gain on employee warrants of $530,335 and (b) litigation settlements and other non-operating expenses of $134,726, compared to litigation settlements and other non-operating expenses of $6.0 million for the fiscal year ended April 30, 2020.

●	For the fiscal year ended March 31, 2021, our consolidated net loss was $1.2 million, compared to net earnings of $2.8 million for the fiscal year ended April 30, 2020. Our diluted loss per share was $0.01 for the fiscal year ended March 31, 2021, compared to diluted earnings per share of $0.01 for the fiscal year ended April 30, 2020.

●	For the fiscal year ended March 31, 2021, our consolidated net cash used in operating activities was $1.6 million, compared to cash provided by operating activities of $11.3 million for the fiscal year ended April 30, 2020.

●	In the fiscal year ended March 31, 2021, we were granted a loan in the aggregate amount of $1,040,400 from a commercial bank. The loan is administered under the authority and regulations established by the U.S. Small Business Administration pursuant to the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act.

●	In the fiscal year ended March 31, 2021, we issued 30.0 million shares of our Common Stock and a fully vested Stock Warrant to purchase up to 10.0 million shares of our Common Stock, at an exercise price of $0.20 per share, to Decentralized Sharing Systems, Inc. in exchange for $3.0 million in cash.

●	In the fiscal year ended March 31, 2021, the holders of 21,750,000 shares of the Company’s Series A Preferred Stock, the holders of 10,000,000 shares of the Company’s Series B Preferred Stock, the holders of 260,000 shares of the Company’s Series C Preferred Stock and the holders of 10,000,000 shares of the Company’s Class B Common Stock, converted such holdings, in the aggregate, into 42,010,000 shares of the Company’s Class A Common Stock.

●	In August 2020, the Company repurchased (and subsequently retired) 17,500,000 shares of its Class A Common Stock in a private transaction at the repurchase price of $0.0514 per share (or $899,500) in cash.

●	In December 2020, the Company and Alchemist Holdings, LLC (“Alchemist”) caused the transfer to the Company of, in the aggregate, 38,308,864 shares of the Company’s Common Stock then held by Alchemist, and the Company retired such redeemed shares.

●	In the fiscal year ended March 31, 2021, the Company issued to members of its independent sales force who had been offered stock warrants in connection with the 2019 Sales-Related Warrants program, fully vested warrants to purchase up to 4,013,000 shares its Common Stock with an aggregate fair value of $1.5 million.

Overview

Summary Description of Business

Sharing Services Global Corporation and subsidiaries (“Sharing Services”, “we,” or the “Company”) is a publicly traded company that aims to build shareholder value by developing or acquiring businesses that increase the Company’s product and services portfolio, business competencies, and geographic reach.

Currently, the Company, through its subsidiaries, markets and distributes its health and wellness and other products primarily in the United States, Canada, and the Asia Pacific region using a direct selling business model. The Company markets its products and services through its independent sales force, using its proprietary websites, including: www.elevacity.com and www.thehappyco.com.

The Company is an emerging growth company incorporated in the State of Nevada on April 24, 2015. The Company recently changed its fiscal year, from a fiscal year ending on April 30 to a fiscal year ending on March 31.

As further discussed below, the Company intends to continue to grow its business both organically and by making strategic acquisitions from time to time of businesses and technologies that augment its product portfolio, complement its business competencies and fit its growth strategy.

Corporate Name Change

Sharing Services Global Corporation was originally incorporated under the name Sharing Services, Inc. In January 2019, Sharing Services, Inc. changed its corporate name to Sharing Services Global Corporation to better reflect the Company’s strategic intent to grow its business globally. In connection with the name change, the Company adopted the trading symbol SHRG effective April 4, 2019. Prior to this the Company’s Common Stock traded under the trading symbol SHRV.

Change of Fiscal Year

In March 2021, the Company adopted a change in its fiscal year end from a fiscal year ending on April 30 to a fiscal year ending on March 31. The adoption of a new fiscal year end was pursuant to a prior authorization by the Company’s Board of Directors. Accordingly, this discussion and analysis relates to results of operations and cash flows for the fiscal year ended March 31, 2021 (11 months) compared to the fiscal year ended April 30, 2020 (12 months).

Strategic Profitable Growth Initiatives

The Company intends to further grow its business by pursuing a multipronged growth strategy, which includes increasing the number of product offerings in the U.S. and Canada, expanding its geographic footprint primarily in the Asia Pacific region, and developing and launching a line of consumer travel services. This growth strategy may also include the use of strategic acquisitions of businesses that augment the Company’s product and services portfolio, business competencies and geographic reach.

In the fiscal year ending March 31, 2022. the Company intends to accelerate its efforts to achieve sustained and profitable growth by: (a) expanding its product offerings in the U.S., (b) initiating direct-to consumer operations in countries like South Korea, Singapore, Malaysia, Japan, Thailand, and the Philippines, among others, (c) launching its previously announced “Passport to Happiness” membership-based consumer travel products line worldwide, and (d) further strengthening its financial management processes.

Significant Uncertainty Regarding the Potential Impact of Ongoing COVID Health Crisis

In 2020, in response to the COVID public health emergency, regional and local governments in the U.S., Canada, and other countries where we operate mandated or recommended various containment measures, including selective business closures, social distancing, quarantine, stay-at-home or shelter-in-place directives, and limitations on, or cancellations of, larger meetings and other public events, concerts and business conferences. At the time of this report, many of these mandated or recommended safety measures may still be in place.

In efforts to protect our customers, distributors, employees, and other business partners, in 2020, we instituted several preventive measures, including temporarily transitioning a significant number of our corporate employees to working remotely, increasing efforts to clean and sanitize our business facilities, increasing employee safety communication, and transitioning our sales conventions to a virtual convention platform. Some of these temporary measures have increased our already significant reliance on telephone and computer systems and on the availability of continued and impeded access to the Internet by our business. The timing when these temporary measures will be eased or reversed altogether is contingent on the success of current efforts, by governmental policy makers, health service providers, and others, to inoculate large portions of the population and contain the pandemic. At the time of this report, we cannot project with certainty the timing and extend of any potential easing or reversal of our temporary preventive measures.

We believe that the public’s fear of exposure to COVID, the actual impact of the virus, and/or actions taken to mitigate the spread of the virus, have had and continue to have a material adverse impact on the economies in the geographies we serve. Consumer demand for discretionary products such as ours is sensitive to significant downturns in the economy, increases in unemployment, or decreases in perceived employment security. There continues to be significant uncertainty in the countries where we operate about (a) the timing and availability of sufficient vaccines, (b) the timing and speed of any economic recovery, and (c) the impact in consumer demand, if any, resulting from past and future economic stimulus and relief programs. As a result of the foregoing, we cannot predict the ultimate scope, duration and ultimate impact of the COVID public health emergency, but we believe it may have a material adverse impact on our business, financial condition, cash flows, and results of operations (including revenues and profitability), and those of our key suppliers.

The COVID emergency may also have the effect of exacerbating some of the other risk factors described elsewhere in this Transition Report, including the success of our growth initiatives, our ability to anticipate and effectively respond to changes in consumer preferences and buying trends in a timely manner, our dependence on one supplier for a substantial portion of the products we sell, potential fluctuations in our quarterly financial performance, our ability to generate sustained, positive cash flows from operations with which to fund our working capital needs, the potential impact on our financial performance from economic slowdowns, our ability to effectively and cost-efficiently respond to any epidemics and other health emergencies, and the potential impact on our business of any disruption in our information technology systems.

The Fiscal Year Ended March 31, 2021 Compared to the Fiscal Year Ended April 30, 2020

Results of Operations

Net Sales

The Company recently changed its fiscal year, from a fiscal year ending on April 30 to a fiscal year ending on March 31. For the fiscal year ended March 31, 2021 (an 11-month period), our consolidated net sales decreased by $66.6 million, to $64.8 million, compared to the fiscal year ended April 30, 2020 (a 12-month period). The decrease in net sales mainly reflects: (a) one less month of sales in the amount of $9.8 million (b) continuation of the decline in consumer orders that we experienced since the fourth quarter of the fiscal year 2020, (c) a decline in independent distributor orders, in the number of new independent distributors and in the number of continuing active distributors, resulting, in part, from recent product reformulations and increased competition for independent distributors, and (d) the generally adverse impact on consumer buying trends resulting from the COVID global health emergency and actions taken to help mitigate the spread of the virus in the U.S. and Canada. In efforts to restore strong sales growth, in the past several months, we have developed and launched our new business brand, “The Happy Co TM,” at our Elevacity division, have accelerated our previously announced initiatives to expand our operations into additional international geographies, and have further intensified our efforts to recruit, develop and reward our distributors and our efforts reach new consumers, including through the continued introduction of new products.

We believe there continues to be significant uncertainty about the potentially adverse impact of the current health crisis on the economies and employment markets of several countries, including the U.S. and Canada. Please see Overview - Significant Uncertainty Regarding the Potential Impact of Ongoing COVID Health Crisis above.

The $66.6 million decrease in consolidated net sales primarily reflects a decrease in number of comparable product units sold, partially offset by sales of products introduced since April 30, 2020, of approximately $21.8 million.

During the fiscal year ended March 31, 2021 and April 30, 2020, the Company derived approximately 99% and 98%, respectively, of its consolidated net sales from the sale of its Elevate health and wellness product line, launched in December 2017.

During the fiscal year ended March 31, 2021, approximately 71% of our net sales were to customers (including approximately 43% to recurring customers, which we refer to as “SmartShip” sales, and approximately 28% were to new customers) and approximately 29% of our net sales were to our independent distributors.

Gross Profit

For the fiscal year ended March 31, 2021, our consolidated gross profit decreased by $47.0 million, to $46.5 million, compared to the fiscal year ended April 30, 2020, and our consolidated gross margin was 71.8% and 71.2%, respectively. During the fiscal year ended March 31, 2021, our consolidated gross margin benefited from selective price increases implemented in latter part of the fiscal year ended April 30, 2020, and a favorable shift in product mix (towards the sale of products with a relatively higher average gross margin) resulting from changes in customer preferences in the ordinary course of business. This margin expansion was partially offset by a provision for excess (slow-moving) inventory of $1.1 million recognized in connection with health and wellness product that is damaged, expired or otherwise in excess of forecasted outputs, based on our current and anticipated sales levels.

Selling and Marketing Expenses

For the fiscal year ended March 31, 2021, our consolidated selling and marketing expenses decreased to $29.7 million, or 45.9% of consolidated net sales, compared to $60.8 million, or 46.3% of consolidated net sales for the fiscal year ended April 30, 2020. The $31.1 million decrease in consolidated selling and marketing expenses is primarily due to lower sales commissions of $29.6 million (which reflects decrease in our consolidated net sales discussed above, including one less month of sales activity), lower promotional trade show and sales convention expenses of $1.1 million, mainly as a result of the adoption of a virtual convention platform in response to the COVID health emergency, and lower marketing expenses of $0.4 million.

General and Administrative Expenses

For the fiscal year ended March 31, 2021, our consolidated general and administrative expenses (which include corporate employee compensation and benefits, share-based compensation, professional fees, rent and other occupancy costs, certain consulting fees, telephone and information technology expenses, insurance premiums, and other administrative expenses) decreased to $19.0 million, or 29.3% of consolidated net sales compared to $23.0 million, or 17.5% of consolidated net sales, for the fiscal year ended April 30, 2020. The $4.0 million decrease in consolidated general and administrative expenses was primarily due to lower stock-based compensation expense of $3.9 million and lower employee compensation and compensation-related benefits of $0.7 million, partially offset by higher consulting and professional fees of $0.6 million.

Interest Expense, Net

For the fiscal year ended March 31, 2021, our consolidated interest expense was $42,932, excluding amortization of debt discount of $18,647 and interest income of $13,966. Consolidated interest expense of $42,932 includes $37,425 associated with borrowings under short-term financing arrangements and $5,507 associated with our convertible notes.

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

Litigation Settlements and Other Non-operating Expenses

For the fiscal year ended March 31, 2021, our consolidated non-operating expenses represent a loss from the settlement of legal claims and related legal expenses of $134,726.

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

Provision for (Benefit from) Income Taxes

During the fiscal year ended March 31, 2021 and April 30, 2020, the Company recognized a current federal income tax benefit of $326,121 and a current federal income tax provision of 2.0 million, respectively, a deferred income tax benefit of $536,861 and $1.6 million, respectively, and a provision for state and local taxes of $268,473 million and $113,714 million, respectively. See Note 2 - “SIGNIFICANT ACCOUNTING POLICIES” of the Notes to Consolidated Financial Statements in ITEM 8 — “Financial Statements and Supplementary Data” contained elsewhere in this Transition Report for information about the Company’s accounting policies regarding accounting for income taxes.

Net Earnings (Loss) and Earnings (Loss) per Share

As a result of the foregoing, for the fiscal year ended March 31, 2021, our consolidated net loss was $1.2 million compared to consolidated net earnings of $2.8 million for the fiscal year ended April 30, 2020 (please see “Net Change in Fair Value of Derivative Liabilities” above). For the fiscal year ended March 31, 2021, our diluted loss per share was $0.01 compared to diluted earnings per share of $0.01 for the fiscal year ended April 30, 2020.

Liquidity and Capital Resources

We broadly define liquidity as our ability to generate sufficient cash, from internal and external sources, to meet our obligations and commitments. We believe that, for this purpose, liquidity cannot be considered separately from capital resources.

Working Capital

Working capital (total current assets minus total current liabilities) was $3.5 million and $1.8 million as of March 31, 2021, and April 30, 2020, respectively.

At March 31, 2021, and April 30, 2020, cash and cash equivalents were $12.1 million and $11.7 million, respectively. Based upon the current level of operations and anticipated investments necessary to grow our business, we believe that existing cash balances and anticipated funds from operations will likely be sufficient to meet our working capital requirements over the next 12 months. However, when needed to compensate for any temporary fluctuations in our working capital needs, compared to our operating cash flows, we may obtain occasional additional financing through the issuance of equity securities and secured and unsecured debt, including borrowings under convertible notes and short-term financing arrangements. Please see ITEM 1A – “RISK FACTORS” - “Our ability to generate sustained, positive cash flows from operations or to obtain additional financing, if needed, with which to fund our working capital needs, including servicing or refinancing our debt, now and in the future.”

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

The following table shows our cash flow activities for the fiscal year ended March 31, 2021, compared to the fiscal year ended April 30, 2020:

	Fiscal Year Ended		Increase
	March 31, 2021	April 30, 2020	(Decrease)
Net cash provided by (used in) operating activities	$(1,566,970)	$11,316,924	$(12,883,894)
Net cash used in investing activities	(1,195,639)	(229,146)	966,493
Net cash provided by (used in) financing activities	3,164,290	(3,257,185)	6,421,475
Net increase in cash and cash equivalents	$401,681	$7,830,593	$(7,428,912)

Net Cash Provided by (Used in) Operating Activities

Net cash used in operating activities was $1.6 million for the fiscal year ended March 31, 2021, compared to net cash provided by operating activities of $11.3 million for the fiscal year ended April 30, 2020. The $12.9 million change was due to a decrease in profitability of $7.6 million, excluding non-cash items (such as depreciation and amortization, stock-based compensation expense, provision for obsolete inventory losses, amortization of debt discount, deferred income tax provision (benefit), estimate settlement liabilities, litigation expenses recovered in stock, and losses on impairment of investments in unconsolidated entities and a note receivable) and estimated settlement liability and net changes in operating assets and liabilities of $5.3 million.

Net Cash Used in Investing Activities

Net cash used in investing activities increased by $966,493, to $1.2 million, for the fiscal year ended March 31, 2021, compared to the fiscal year ended April 30, 2020. The increase was due to higher capital expenditures and capitalizable costs related to ongoing upgrades to our information technology systems and the development of a new business brand by our Elevacity division, in the aggregate, of $753,479, incremental payments for intangible assets of $190,151, and higher net disbursements for notes receivable of $33,105. The increase was partially offset by lower changes in due to related party of $10,242.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by (used in) financing activities changed by $6.4 million, to net cash provided of $3.2 million for the fiscal year ended March 31, 2021, compared to net cash used of $3.3 million for the fiscal year ended April 30, 2020. The $6.4 million change was mainly due to higher net proceeds ($4.3 million) of borrowings under short-term financing arrangements and/or convertible promissory notes, and higher proceeds from issuances of stock of $3.0 million. The change was partially offset by incremental payments in connection with Common Stock repurchases of $899,000.

Potential Future Acquisitions

The Company intends to further grow its business by pursuing a multipronged growth strategy, which includes increasing the number of product offerings in the U.S. and Canada, expanding its geographic footprint primarily in the Asia Pacific region, and developing and launching a line of consumer travel services. This growth strategy may also include the use of strategic acquisitions, subject to the approval of the Company’s Board of Directors, of businesses that augment the Company’s product and services portfolio, business competencies and geographic reach. Such potential acquisitions and purchases of equity interests are expected to be funded with cash and cash equivalents, cash provided by operations, and issuance of equity securities and debt, including convertible debt. See “Short-term Borrowings and Convertible Notes” below.

Recent Issuances of Equity Securities

In the fiscal year ended March 31, 2021:

●	We issued 30.0 million shares of our Class A Common Stock and a fully vested Stock Warrant to purchase up to 10.0 million shares of our Common Stock, at an exercise price of $0.20 per share, to Decentralized Sharing Systems, Inc. in exchange for $3.0 million in cash.

●	We issued 10.0 million shares of our Class A Common Stock in connection of the settlement of certain legal disputes with a former Company founder.
●	The holders of 21,750,000 shares of the Company’s Series A Preferred Stock, the holders of 10,000,000 shares of the Company’s Series B Preferred Stock and the holders of 10,000,000 shares of the Company’s Class B Common Stock, and holders of 260,000 shares of the Company’s Series C Preferred Stock converted such holdings, in the aggregate, into 42,010,000 shares of the Company’s Class A Common Stock.

●	We issued 5,488,247 shares of its Class A Common Stock to our employees upon the exercise of stock warrants awarded pursuant to employment agreements and 2,339,000 shares of its Class A Common Stock to our independent sales force upon the exercise of stock warrants.

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

The Company’s borrowings under the PPP Loan may be eligible for partial or total loan forgiveness, subject to certain limiting conditions, and the Company has applied for loan forgiveness a provided for in the CARES Act. The Company’s indebtedness, after any such loan forgiveness, is payable in equal monthly installments, with all amounts due and payable by May 13, 2022. See Note 8 – “NOTES PAYABLE” and Note 18 – “SUBSEQUENT EVENTS” of the Notes to Consolidated Financial Statements in ITEM 1 — “Financial Statements and Supplementary Data” contained elsewhere in this Transition Report for more information about the PPP Loan.

Convertible Notes Payable

At March 31, 2021 and April 30, 2020, convertible notes payable of $134,393 and $115,745, respectively, were outstanding, net of unamortized debt discount of $15,607 and $34,255, respectively. Convertible notes payable consists of a note in the amount of $100,000 held by an unaffiliated lender and a note in the amount of $50,000 held by HWH International, Inc (“HWH”). HWH is affiliated with a Director of the Company. See Note 10 – “CONVERTIBLE NOTES PAYABLE” of the Notes to Consolidated Financial Statements in ITEM 8 — “Financial Statements and Supplementary Data” contained elsewhere in this Transition Report for more information about our convertible notes payable.

On April 5, 2021, the Company and Decentralized Sharing Systems, Inc. (“DSSI”) who, together with its parent, Document Security Systems, Inc., is currently a major shareholder of the Company, entered into a Securities Purchase Agreement pursuant to which the Company issued: (a) a Convertible Promissory Note in the principal amount of $30.0 million (the “Note”) in favor of DSSI, and (b) a detachable Warrant to purchase up to 150,000,000 shares of the Company’s Class A Common Stock, at $0.22 per share. The Note bears interest at the annual rate of 8% and matures on April 5, 2024. Under the terms of the loan, the Company agreed to pay to DSSI a loan Origination Fee of $3.0 million, payable in shares of the Company’s Class A Common Stock, at the rate of $0.20 per share. Interest on the Note is pre-payable annually in cash or in shares of the Company’s Class A Common Stock, at the option of the Company, except that interest for the first year is pre-payable in shares of the Company’s Class A Common Stock. Borrowings under the Note may be prepaid without penalty, in full or in part, at the option of the Company, at any time after the first anniversary of the Note. At any time during the term of the Note, all or part of the Note, including principal, less unamortized prepaid interest, if any, plus any accrued interest and other fees can be converted into shares of the Company’s Class A Common Stock at the rate of $0.20 per share, at the option of the holder. In April 2021, the Company issued to DSSI 27,000,000 shares of its Class A Common Stock, including 15,000,000 shares in payment of the loan Origination Fee discussed above and 12,000,000 shares in prepayment of interest for the first year.

Capital Resources

During the two fiscal years in the period ended March 31, 2021, the Company did not have material commitments for capital expenditures. During the fiscal year ended March 31, 2021 (an 11-month period) and April 30, 2020 (a 12-month period), our consolidated capital expenditures were $751,230 and $160,857, respectively, consisting of the purchase of primarily furniture and fixtures, computer equipment and software, and leasehold improvements in the ordinary course of our business.

In addition, in the fiscal year ended March 31, 2021, the Company capitalized costs related to ongoing upgrades to its information technology systems and office renovations, in the aggregate, of $163,106. These capitalized costs are carried in other assets in our Consolidated Balance Sheets until the related assets are placed in service.

Cash Requirements from Known Contractual and Other Obligations

At March 31, 2021, the Company’s contractual obligations consist of (a) future principal and interest payments in the aggregate amount of $1.0 million in connection with a commercial loan, as more fully discussed above, (b) future principal and interest payments in the aggregate amount of $155,507 in connection with the Company’s convertible debt and (c) obligations associated with Type B leases (as defined by Accounting Standards Codification (“ASC”) Topic 842, Leases) of $451,208. See Note 11 – “LEASES” of the Notes to Consolidated Financial Statements contained in Item 8 — “Financial Statements and Supplementary Data” of this Transition Report for more details about the Company’s leases.

On April 5, 2021, the Company and Decentralized Sharing Systems, Inc. (“DSSI”) who, together with its parent, Document Security Systems, Inc., is currently a major shareholder of the Company, entered into a Securities Purchase Agreement pursuant to which the Company issued: (a) a Convertible Promissory Note in the principal amount of $30.0 million (the “Note”) in favor of DSSI, and (b) a detachable Warrant to purchase up to 150,000,000 shares of the Company’s Class A Common Stock, at $0.22 per share. The Note bears interest at the annual rate of 8% and matures on April 5, 2024.

As more fully discussed in Note 8 - “NOTES PAYABLE” of the Notes to Consolidated Financial Statements contained in Item 8 — “Financial Statements and Supplementary Data” of this Transition Report, the Company’s borrowings under the PPP Loan are eligible for loan forgiveness, subject to certain conditions, pursuant to the Coronavirus Aid, Relief, and Economic Security Act of 2020. In May 2021, the Company was notified by the lender that the Company’s obligations under the loan have been forgiven effective May 25, 2021. Such loan forgiveness applies to all principal and interest accrued through the loan forgiveness effective date.

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

Our critical accounting estimates relate to the valuation of inventory, the assessment of long-lived assets for impairment, the valuation of share-based compensation awards, the assessment of loss contingencies, and income taxes.

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

Valuation of Share-Based Compensation Awards - The Company uses the Black Scholes option pricing model to calculate the fair value of share-based compensation awards (such as stock options and warrants). The Black Scholes pricing model requires six data inputs: (1) the contractual exercise or strike price, (2) the expected life (in years), (3) the risk-free interest rate, (4) the current stock price, (5) the expected volatility for the Company’s Common Stock, and (6) the expected dividend yield. Changes to these data inputs could result in a significantly higher or lower fair value measurement.

Loss Contingencies - From time to time, we are involved in legal proceedings. We record a contingent liability when it is probable that a loss has been incurred and the amount is reasonably estimable. We also perform an assessment of the materiality of loss contingencies where a loss is either not probable or it is reasonably possible that a loss could be incurred in excess of amounts accrued. If a loss or an additional loss has at least a reasonable possibility of occurring and the impact on the financial statements would be material, we provide disclosure of the loss contingency in the notes to our consolidated financial statements. We review all contingencies at least quarterly to determine whether the likelihood of loss has changed and to assess whether a reasonable estimate of the loss or the range of the loss can be made. An adverse judgment or negotiated resolution in any of these matters could have a material adverse effect on our business, financial position, results of operations or cash flows.

Income Taxes - Income taxes have a significant effect on our net earnings. As of March 31, 2021, we are subject to income taxes primarily in the U.S. The determination of our provision for income taxes requires judgment, the use of estimates in certain cases and the interpretation and application of complex tax laws and regulations. Our effective income tax rate is affected by many factors, including changes in our assessment of certain tax contingencies, increases and decreases in valuation allowances, changes in tax law, outcomes of administrative audits, the impact of discrete items, and may fluctuate as a result.

The benefits of uncertain tax positions are recorded in our financial statements only after determining a more likely than not probability that the uncertain tax positions will withstand challenge, if any, from taxing authorities. When facts and circumstances change, we reassess these probabilities and record any changes in the financial statements as appropriate. We account for uncertain tax positions by determining the minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. This determination requires the use of judgment in evaluating our tax positions and assessing the timing and amounts of deductible and taxable items.

Deferred tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. Deferred tax assets are evaluated for future realization and reduced by a valuation allowance to the extent that a portion is not more likely than not to be realized. Many factors are considered when assessing whether it is more likely than not that the deferred tax assets will be realized, including recent cumulative earnings, expectations of future taxable income, carryforward periods and other relevant quantitative and qualitative factors. The recoverability of the deferred tax assets is evaluated by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. This evaluation relies on estimates.

Recent Accounting Pronouncements and Accounting Changes

The information contained in Note 2 of the Notes to Consolidated Financial Statements, under the sub-headings: “Recently Issued Accounting Standards - Pending Adoption,” “Recently Issued Accounting Standards – Recently Adopted” and “Correction of Errors,” in ITEM 8 — “Financial Statements and Supplementary Data” below, is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a Smaller Reporting Company, as defined in Rule 12b-2 of the Exchange Act, and, accordingly, are not required to provide the information required by Item 7A of this Transition Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Sharing Services Global Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Sharing Services Global Corporation, formerly Sharing Services, Inc. (the “Company”) as of March 31, 2021 and April 30, 2020, and the related consolidated statements of operations, cash flows and stockholders’ equity, for the each of the two fiscal years in the 23-month period ended March 31, 2021 and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and April 30, 2020, and the results of its operations and its cash flows for each of the two fiscal years in the 23-month period ended March 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Employee Stock Warrants

As described in Note 2 and Note 15 to the financial statements, the Company granted warrants to its employees and officers in connection with multi-year employment agreements which are exercisable at a variable exercise price.

The principal considerations for our determination that performing procedures relating to the valuation of employee stock warrants is a critical audit matter were (i) there was a high degree of auditor judgment and subjectivity in applying procedures relating to the fair value measurement of the warrants due to the significant amount of judgment by management when developing the estimate; (ii) significant audit effort was required in evaluating the significant assumptions relating to the estimates.

Our audit of the valuation of employee stock warrants included, but was not limited to, the following procedures:

●	understanding of controls relating to stock warrants granted;

●	examining original employment agreements;

●	reviewing management’s assumptions used in the valuation and revaluation of the fair value;

●	reviewing management’s criteria of allocation of expenses between compensatory expense and non-operating expense;

●	reviewing the fair value computations of the warrants at each revaluation date;

●	obtaining technical guidance from third party experts on the accounting treatment;

●	evaluating the sufficiency of the Company’s disclosures relating to share- based payments.

Income Taxes

As described in Note 2 and Note 12 to the financial statements, the Company uses the asset and liability method in accounting for income taxes. The Company recognizes deferred tax assets and liabilities for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases (“temporary differences”).

The principal considerations for our determination that auditing income tax matters is a critical audit matter included the significant judgment made by management when considering factors in assessing the more-likely-than-not tax position. In turn, such management’s assessment led to challenging and subjective auditor judgment in performing our audit procedures.

Our audit of income tax matters included, but was not limited to, the following procedures:

●	understanding of controls relating to management assessment of the tax positions;

●	reviewing management’s tax computations, testing the completeness and accuracy of data used in computations;

●	evaluating the appropriateness of the tax positions;

/s/ Ankit Consulting Services, Inc.

We have served as the Company’s auditor since September 2017.

Rancho Santa Margarita, California

June 10, 2021

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2021	April 30, 2020
ASSETS
Current Assets
Cash and cash equivalents	$12,144,409	$11,742,728
Trade accounts receivable, net	1,514,359	4,076,851
Income taxes receivable	107,097	-
Notes receivable, net	94,600	118,047
Inventory, net	2,471,310	4,801,901
Other current assets	2,403,634	1,034,979
Total Current Assets	18,735,409	21,774,506
Property and equipment, net	887,950	298,383
Right-of-use assets, net	428,075	800,381
Deferred tax assets	1,873,170	1,649,018
Intangible assets	188,567	-
Other assets	219,142	55,070
TOTAL ASSETS	$22,332,313	$24,577,358

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,295,174	$771,050
Accrued sales commission payable	4,713,777	7,983,536
Deferred sales revenues	1,449,359	3,495,571
Employee stock warrants liability	3,132,161	661,684
Note payable	1,040,400	-
State and local taxes payable	1,048,717	2,285,514
Accrued and other current liabilities	2,473,412	3,769,611
Income taxes payable	-	920,305
Current portion of convertible notes payable, net of unamortized debt discount of $369 at March 31 and $9,843 in April 30	99,631	90,157
Total Current Liabilities	15,252,631	19,977,428
Settlement liability, long term portion	808,071	968,805
Lease liability, long-term	77,810	343,948
Convertible notes payable, net of unamortized debt discount of $15,238 at March 31 and $24,412 at April 30	34,762	25,588
TOTAL LIABILITIES	16,173,274	21,315,769
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.0001 par value, 200,000,000 shares authorized:
Series A convertible preferred stock, $0.0001 par value, 100,000,000 shares designated, 5,100,000 shares and 32,478,750 shares issued and outstanding at March 31 and April 30, respectively	510	3,248
Series B convertible preferred stock, $0.0001 par value, 10,000,000 shares designated, 0 shares and 10,000,000 shares issued and outstanding at March 31 and April 30, respectively	-	1,000
Series C convertible preferred stock, $0.0001 par value, 10,000,000 shares designated, 3,230,000 shares and 3,490,000 shares issued and outstanding at March 31 and April 30, respectively	323	349
Common Stock, $0.0001 par value, 500,000,000 Class A shares authorized, 160,100,769 shares and 126,072,386 shares issued and outstanding at March 31 and April 30, respectively	16,010	12,607
Common Stock, $0.0001 par value, 10,000,000 Class B shares authorized, 0 shares and 10,000,000 shares issued and outstanding at March 31 and April 30, respectively	-	1,000
Additional paid in capital	43,757,768	38,871,057
Shares to be issued	12,146	11,785
Stock subscriptions receivable	-	(114,405)
Treasury Stock	-	(1,532,355)
Accumulated deficit	(37,627,718)	(33,992,697)
Total Stockholders’ Equity	6,159,039	3,261,589
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,332,313	$24,577,358

The accompanying notes are an integral part of these consolidated financial statements.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	March 31, 2021	April 30, 2020
Net sales	$64,811,151	$131,389,906
Cost of goods sold	18,264,494	37,875,616
Gross profit	46,546,657	93,514,290
Operating expenses
Selling and marketing expenses	29,740,974	60,814,242
General and administrative expenses	18,983,209	23,004,747
Total operating expenses	48,724,183	83,818,989
Operating earnings (loss)	(2,177,526)	9,695,301
Other income (expense)
Interest expense, net	(47,613)	(430,854)
Litigation settlements and other non-operating expenses	(134,726)	(5,990,841)
Gain on employee warrants liability	530,335	-
Total other income (expense), net	347,996	(6,421,695)
Earnings (loss) before income taxes	(1,829,530)	3,273,606
Income tax provision (benefit)	(594,509)	485,001
Net earnings (loss)	$(1,235,021)	$2,788,605
Earnings (loss) per share:
Basic	$(0.01)	$0.02
Diluted	$(0.01)	$0.01
Weighted average shares:
Basic	172,046,517	131,472,281
Diluted	172,046,517	239, 823,972

The accompanying notes are an integral part of these consolidated financial statements.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal Year Ended
	March 31, 2021	April 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$(1,235,021)	$2,788,605
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization, including amortization of right-of-use assets of $585,490 in 2020	163,248	714,350
Stock-based compensation expense	3,578,707	6,949,178
Estimated settlement liability	-	2,620,931
Deferred income tax benefit	(536,862)	(1,649,018)
Litigation expenses recovered	-	(1,562,500)
Amortization of debt discount and other	18,647	393,927
Loss on impairment of notes receivable	-	360,197
Loss (gain) on prepayment (modification) of convertible notes	-	(13,972)
Loss on impairment of investment and other	114,599	228,637
Provision for obsolete inventory	1,095,068	-
Changes in operating assets and liabilities:
Accounts receivable	2,562,491	329,853
Inventory	1,235,523	(1,919,033)
Other current assets	(1,348,655)	(107,039)
Security deposits	(20,967)	7,600
Accounts payable	524,124	(336,736)
Income taxes payable	(714,692)	920,305
Lease liability	2,617	(564,973)
Accrued and other liabilities	(7,005,797)	2,156,612
Net Cash Provided by (Used in) Operating Activities	(1,566,970)	11,316,924
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property and equipment	(914,336)	(160,857)
Payments for intangible assets	(190,151)	-
Payments for notes receivable	(204,879)	-
Collections of notes receivable	113,727	(58,047)
Due to related parties and other	-	(10,242)
Net Cash Used in Investing Activities	(1,195,639)	(229,146)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	3,023,390	1,300
Repayments of convertible notes payable	-	(755,000)
Proceeds from issuance promissory notes payable	1,040,400	-
Repayments of promissory notes payable	-	(2,502,985)
Repurchase of stock	(899,500)	(500)
Net Cash Provided by (Used in) Financing Activities	3,164,290	(3,257,185)

Increase in cash and cash equivalents	401,681	7,830,593
Cash and cash equivalents, beginning of period	11,742,728	3,912,135
Cash and cash equivalents, end of period	$12,144,409	$11,742,728

Supplemental cash flow information
Cash paid for interest	$5,071	$477,318
Cash paid for income taxes	$828,233	$1,237,843
Supplemented disclosure of non-cash investing and financing activities:
Settlement obligation satisfied with shares of common stock	400,000	$-
Settlement of related party note receivable with common stock	-	3,446,114
Right-of-use assets recognized as lease liability	$-	$1,385,871

The accompanying notes are an integral part of these consolidated financial statements.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Class A and Class B Common Stock		Additional		Shares
	Number of	Par	Number of	Par	Number of	Par	Number of	Par	Paid In	Subscription	to be	Treasury	Accumulated
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Receivable	Issued	Stock	Deficit	Total
Balance - April 30, 2019	42,878,750	$4,288	10,000,000	$1,000	3,520,000	$352	114,077,061	$11,408	$31,870,020	$(114,405)	$21,000	-	$(33,111,921)	$(1,318,258)
Common stock issued for cash	-	-	-	-	-	-	30,000	3	7,497	-	(7,500)	-	-	-
Preferred stock issued for cash	-	-	-	-	20,000	2	-	-	4,998	-	-	-	-	5,000
Common stock issued for professional services	-	-	-	-	-	-	215,325	21	56,979	-	(1,715)	-	-	55,285
Conversions of preferred stock	(10,400,000)	(1,040)	-	-	(50,000)	(5)	10,450,000	1,045	-	-	-	-	-	-
Repurchase and retirement of common stock	-	-	-	-	-	-	2,800,000	280	27,720	-	-	-	-	28,000
Repurchase and retirement of common stock	-	-	-	-	-	-	(1,500,000)	(150)	(350)	-	-	-	-	(500)
Share-based compensation expense	-	-	-	-	-	-	-	-	6,904,193	-	-	-	-	6,904,193
Stock warrants exercised	-	-	-	-	-	-	10,000,000	1,000	-	-	-	-	-	1,000
Purchase of treasury stock	-	-	-	-	-	-	-	-	-	-	-	(1,532,355)	-	(1,532,355)
Deemed dividend	-	-	-	-	-	-	-	-	-	-	-	-	(3,669,381)	(3,669,381)
Net earnings	-	-	-	-	-	-	-	-	-	-	-	-	2,788,605	2,788,605
Balance - April 30, 2020	32,478,750	$3,248	10,000,000	$1,000	3,490,000	$349	136,072,386	$13,607	$38,871,057	$(114,405)	$11,785	$(1,532,355)	$(33,992,697)	$3,261,589
Common stock issued for cash	-	-	-	-	-	-	30,000,000	3,000	5,397,000	-	-	-	(2,400,000)	3,000,000
Common stock issued upon settlement of litigation	-	-	-	-	-	-	10,000,000	1,000	399,000	-	-	-	-	400,000
Preferred stock retired	(5,628,750)	(563)	-	-	-	-	-	-	563	-	-	-	-	-
Conversions of preferred stock	(21,750,000)	(2,175)	(10,000,000)	(1,000)	(260,000)	(26)	32,010,000	3,201	-	-	-	-	-	-
Common stock redeemed upon settlement of stockholder litigation	-	-	-	-	-	-	(38,308,864)	(3,831)	(1,528,524)	-	-	1,532,355	-	-
Repurchase and retirement of common stock	-	-	-	-	-	-	(17,500,000)	(1,750)	(897,750)	-	-	-	-	(899,500)
Stock-based compensation expense	-	-	-	-	-	-	-	-	2,201,004	-	-	-	-	2,201,004
Proceeds from common stock warrants exercised	-	-	-	-	-	-	-	-	-	-	23,390	-	-	23,390
Stock warrants exercised	-	-	-	-	-	-	7,827,247	783	(570,177)	-	(23,029)	-	-	(592,423)
Subscription receivable impaired	-	-	-	-	-	-	-	-	(114,405)	114,405	-	-	-	-
Net earnings (loss)	-	-	-	-	-	-	-	-	-	-	-	-	(1,235,021)	(1,235,021)
Balance – March 31, 2021	5,100,000	$510	-	$-	3,230,000	$323	160,100,769	$16,010	$43,757,768	$-	$12,146	$-	$(37,627,718)	$6,159,039

The accompanying notes are an integral part of these consolidated financial statements.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF OPERATIONS

Sharing Services Global Corporation and subsidiaries (“Sharing Services”, “we,” or the “Company”) is a publicly traded company that aims to build shareholder value by developing or acquiring businesses that augment the Company’s product and services portfolio, business competencies, and geographic reach.

Currently, the Company markets and distributes its health and wellness and other products primarily in the United States, Canada and the Asia Pacific region. Through its subsidiaries, the Company currently markets its products and services primarily through an independent sales force, using a direct selling business model. The Company does not currently operate retail stores. It markets its products and services through its independent sales force, using its proprietary websites, including: www.elevacity.com and www.thehappyco.com and using social media.

The Company is an emerging growth company and was incorporated in the State of Nevada in April 2015. The Company recently changed its fiscal year, from a fiscal year ending on April 30 to a fiscal year ending on March 31.

Corporate Name Change

Sharing Services Global Corporation was originally incorporated under the name Sharing Services, Inc. In January 2019, Sharing Services, Inc. changed its corporate name to Sharing Services Global Corporation to better reflect the Company’s strategic intent to grow its business globally. In connection with the name change, the Company adopted the trading symbol SHRG effective April 4, 2019. Prior to this the Company’s Common Stock traded under the symbol SHRV.

Change of Fiscal Year

In March 2021, the Company adopted a change in its fiscal year end from a fiscal year ending on April 30 to a fiscal year ending on March 31. The adoption of a new fiscal year end was pursuant to a prior authorization by the Company’s Board of Directors. The Company believes that adoption of a fiscal year ending on March 31 will enhance the usefulness and comparability of information reported about the Company’s financial position and results of operations by aligning such information more closely with that of other public reporting entities.

The following table sets forth certain information about the Company’s results of operations for the eleven (11) months ended March 31, 2021 and 2020. The information for the eleven (11) months ended March 31, 2020, represents unaudited pro-forma information.

	11 Months Ended March 31,
	2021	2020
Net sales	$64,811,151	$121,613,476
Gross Profit	$46,546,657	$86,445,680
Income (loss) from continuing operations	$(1,829,530)	$994,102
Earnings (loss) before income taxes	$(1,829,530)	$994,102
Provision for (benefit from) income taxes	(594,509)	444,058
Net earnings (loss)	$(1,235,021)	$550,044

Basic earnings (loss) per share	$(0.01)	$0.00
Diluted earnings (loss) per share	$(0.01)	$0.00

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Currently, all the Company’s consolidated subsidiaries are wholly owned and have a fiscal year consistent with the Company’s fiscal year. To date, foreign currency fluctuations are not material to the Company’s consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the prior year data to conform with the current period’s presentation.

Comprehensive Income

For the fiscal periods covered by this Transition Report, the only material component of the Company’s comprehensive income (loss) is the Company’s net earnings (loss). Accordingly, the Company does not present a consolidated statement of comprehensive income.

Correction of Errors

In its fiscal quarter ended January 31, 2021, the Company identified two errors in amounts previously reported in its Quarterly Reports on Form 10-Q for the interim periods ended July 31, 2020 and October 31, 2020 concerning the method used to capitalize work-in-progress for projects and errors in its stock-based compensation expense related to employment contracts. Accordingly, the Company made the following corrections to previously reported amounts:

Capitalization of Costs for Ongoing Projects and Development of a New Business Brand. - In the fiscal quarter ended January 31, 2021, the Company capitalized costs incurred in connection with ongoing upgrades to its information technology systems, the development of the new business brand “The Happy Co ™” and office renovations, in the aggregate, of $816,116. Of the amount capitalized in the current quarter, $58,038 should have been capitalized in the quarter ended July 31, 2020 and $469,219 should have been capitalized in the quarter ended October 31, 2020.

Stock-based Compensation Expense - In the fiscal quarter ended January 31, 2021, the Company conducted a detailed review of the terms and conditions of stock warrants awarded to its employees in connection with employment agreements. As a result of this review, the Company concluded that stock-based compensation expense reported in the quarter ended July 31, 2020 was understated, before income taxes, by approximately $5,587 and stock-based compensation expense reported in the quarter ended October 31, 2020 was overstated, before income taxes, by $80,981. See Note 14 – “Stock-Based Compensation – Stock Warrants” for additional details and changes in presentation.

The impact on our previously reported Net Earnings for the affected periods is:

	For the Three Months Ended July 31, 2020	For the Three Months Ended October 31, 2020	For the Six Months Ended October 31, 2020
Net Earnings/(Loss) – As Reported	$(1,093,377)	$1,851,356	$757,979
Adjustments (net of tax):
Capitalized Projects	50,264	306,708	356,972
Warrant Benefit / (Expense)	(5,587)	80,981	75,394
Total Adjustments	44,677	387,689	432,366
Net Earnings/(Loss) – As Corrected	$(1,048,700)	$2,239,045	$1,190,345

The Company has identified the impacted internal controls for both errors and has implemented additional internal controls in order to identify and mitigate in the future.

Use of Estimates and Assumptions

The preparation of financial statements in accordance with GAAP requires the use of judgment and requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures about contingent assets and liabilities, if any. Matters that require the use of estimates and assumptions include, among others: the recoverability of accounts receivable, the valuation of inventory, the useful lives of fixed assets, the assessment of long-lived assets for impairment, the nature and timing of satisfaction of multiple performance obligations resulting from contracts with customers, the allocation of the transaction price to multiple performance obligations in a sales transaction, the measurement and recognition of right-of-use assets and related lease liabilities, the valuation of share-based compensation awards, the provision for income taxes, the measurement and recognition of uncertain tax positions, and the valuation of loss contingencies, if any. Actual results may differ from these estimates in amounts that may be material to our consolidated financial statements. We believe that the estimates and assumptions used in the preparation of our consolidated financial statements are reasonable.

Cash and cash equivalents

Cash and cash equivalents include cash on hand, demand deposits in banking institutions, and cash equivalents, if any. As of March 31, 2021, and April 30, 2020, cash and cash equivalents also include $6.2 million and $11.1 million, respectively, of deposits with our merchant processors, consisting of proceeds from recent sales transactions, which are unrestricted and are not insured by any federal agency.

Cash equivalents, if any, represent highly liquid short-term investments with an original maturity of 90 days or less and are stated at cost, which approximates fair value.

Accounts Receivable and Allowance for Doubtful Accounts

As of March 31, 2021 and April 30, 2020, accounts receivable consists primarily of amounts due from our merchant processors, including $1.5 million and $4.0 million, respectively, receivable from one merchant processor. We assess the adequacy of our allowance for doubtful accounts, if any, on the basis of our historical collection data and current information. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

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

Physical inventory counts are performed at all facilities at least annually. Upon completion of physical inventory counts, our consolidated financial statements are adjusted to reflect actual quantities on hand. Between physical counts, we estimate inventory shrinkage based on our historical experience. The Company periodically assesses its inventory levels when compared to current and anticipated sales levels. During the fiscal year ended March 31, 2021, the Company recognized a provision for excess (slow-moving) or obsolete inventory of $1.1 million in connection with health and wellness product that is damaged, expired or otherwise in excess of forecasted outputs, based on our current and anticipated sales levels. The Company reports its provisions for inventory losses in cost of goods sold in its consolidated statements of operations.

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

Property and Equipment

Property and equipment are recorded at cost and reported net of accumulated depreciation. Depreciation expense is recognized over an asset’s estimated useful life using the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the term of the related lease, including lease renewals considered reasonably assured. The estimated useful lives of our property and equipment are as follows:

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

Revenue Recognition

The Company recognizes revenue net of amounts due to taxing authorities (such as local and state sales tax). Our customers place sales orders online and through our “back-office” operations, which creates a contract and establishes the transaction price. The Company recognizes revenue when (or as) it transfers control of the promised goods and services to the customer. With respect to products sold, our performance obligation is satisfied upon receipt of the products by the customer. With respect to subscription-based revenue, including independent distributor membership fees, our performance obligation is satisfied over time (generally, up to one year). The timing of our revenue recognition may differ from the time when we invoice the customer and/or collect payment. The Company has elected to treat shipping and handling costs as an activity to fulfill its performance obligations, rather than a separate performance obligation.

As of March 31, 2021, and April 30, 2020, deferred revenue associated with product invoiced but not received by customers at the balance sheet date was $1.2 million and $2.7 million, deferred revenue associated with unfulfilled performance obligations for services offered on a subscription basis was $153,216 and $433,386, and deferred sales revenue associated with unfulfilled performance obligations for customers’ right of return was $95,780 and $263,117, respectively. Our deferred sales revenue amounts are expected to be recognized over one year.

During the fiscal year ended March 31, 2021 and April 30, 2020, no individual customer, or related group of customers, represents 10% or more of our consolidated net sales. During the fiscal year ended March 31, 2021, approximately 71% of our net sales were to customers (including 43% to recurring customers, which we refer to as “SmartShip” sales, and approximately 28% to new customers) and approximately 29% of our net sales were to our independent distributors. During the fiscal year ended April 30, 2020, approximately 73% of our consolidated net sales were to customers (including approximately 47% of our consolidated net sales were to recurring customers, which we refer to as “SmartShip” sales, and approximately 26% were to new customers) and approximately 27% were to our independent distributors.

During the fiscal year ended March 31, 2021 and April 30, 2020, approximately 94% and 95%, respectively, of our consolidated net sales are to our customers and independent distributors located in the United States.

During the fiscal year ended March 31, 2021, approximately 99% of our consolidated net sales are from our health and wellness products (including approximately 53% from the sale of Nutraceutical products, approximately 17% from the sale of coffee and coffee-related products, and approximately 31% from the sale of all other health and wellness products). During the fiscal year ended April 30, 2020, approximately 98% of our consolidated net sales are from our health and wellness products (including approximately 54% from the sale of Nutraceutical products, approximately 24% from the sales of coffee and coffee-related products, and approximately 22% from the sale of all other health and wellness products). During the fiscal year ended March 31, 2021, our ten top selling products represent approximately 54% of our consolidated net sales.

During the fiscal year ended March 31, 2021, and April 30, 2020, product purchases from one supplier accounted for approximately 99% and 98%, respectively, of our total product purchases.

Sales Commissions

The Company recognizes sales commission expense when incurred. In the fiscal year ended March 31, 2021, and April 30, 2020, sales commission expense was $29.4 million and $59.0 million, respectively, and is included in selling and marketing expenses in our consolidated statements of operations.

In the fiscal year ended March 31, 2021, the Company issued to members of its independent sales force who had been offered stock warrants under the 2019 Sales-Related Warrants program discussed below and met other qualifications (mainly related to remaining active distributors), fully vested warrants to purchase up to 4,013,000 shares its Common Stock with an estimated aggregate fair value of $1.5 million (the “2020 Sales-Related Warrants”). The 2020 Sales-Related Warrants are exercisable for a period of one year from the issuance date at the exercise price of $0.01 per share. At the time of issuance, the rights conferred by the 2020 Sales-Related Warrants were not subject to service conditions and all other conditions necessary to earn the award had been satisfied. The Company deems the fair value of the warrants granted to members of its independent contractor sales force to be an element of sales compensation expense and, as such, includes this expense in selling and marketing expenses in its consolidated statements of operations. The rights conferred by the 2020 Sales-Related Warrants program were contingent on the warrant holder releasing the Company form future obligation under the 2019 Sales-Related Warrants program, including in the case where the warrant holder had not formally accepted the 2019 Sales-Related Warrant. When the warrant holder had not accepted the 2019 Sales-Related Warrant, the Company recognized sales compensation expense ($1.5 million) in connection with stock warrants issued under the 2020 Sales-Related Warrants program to participants of the predecessor plan who accepted the new award. When the warrant holder had accepted the 2019 Sales-Related Warrant, the Company recognized incremental sales compensation expense of $140,911 in connection with unexercised equity-based awards under the 2019 Sales-Related Warrants program that were deemed modified, as defined by GAAP, by the new award.

In the fiscal year ended April 30, 2019, the Company had offered to members of its independent sales force who had met certain sales targets, fully vested warrants to purchase up to 11,000,000 shares its Common Stock (the “2019 Sales-Related Warrants”). The warrants are exercisable for a period of two years from the issuance date at the exercise price of $0.25 per share. The rights conferred by the warrants were not subject to service conditions and all other conditions necessary to earn the award have been satisfied. In accordance with GAAP, in the fiscal year ended March 31, 2021, the Company derecognized sales compensation expense of $1.1 million in connection with stock warrants previously offered under the 2019 Sales-Related Warrants program that expired or were terminated or otherwise forfeited.

As of March 31, 2021, and April 30, 2020, accrued sales commission payable was $4,713,777 and $7,983,536, respectively, including $0 and $1,290,477, respectively, in estimated sales compensation contingently payable with stock warrants under the 2019 Sales-Related Warrants program.

Share-Based Payments

The Company accounts for stock-based compensation awards to its directors, officers, and employees in accordance with Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation (“ASC 718”). During the fiscal year ended April 30, 2020, the Company, through a subsidiary, entered into multi-year employment agreements with certain employees. In general, each employment agreement contains (a) an Initial Warrant that vested immediately and is exercisable at a fixed exercise price and (b) Subsequent Warrants that vest over time and are exercisable at an exercise price calculated by multiplying a specified discount rate by the 10-day average stock price determined at the time of exercise. Generally, a Subsequent Warrants tranche vests in full at each anniversary of the employment agreement effective date, during the contractual term of employment. The Company believes that it is useful to disclose information concerning the subsequent warrants that are anticipated to vest during the contractual period of the employment. Based on that belief, in the interim period ended January 31, 2021, the Company changed its presentation of warrants outstanding at the end of any period to include those unvested Subsequent Warrants.

As stated above, some stock warrants issued in connection with these multi-year employment agreements are exercisable at a variable exercise price, a price equal to the discounted 10-day average stock price determined at the time of exercise. In general, the Company begins recognizing the compensatory nature of the warrants at the service inception date and ceases recognition at the vesting date. Due to the variable nature of the exercise price for some grants, however, the Company remeasures compensation expense associated with these awards after the service period ends and until the warrant is exercised or expires. As such, the Company’s stock-based compensation expense contains components associated with (i) awards that have a fixed exercise price whose fair value is measured at the grant date and (ii) awards with a variable exercise price whose value is measured at the balance sheet date, including fully vested awards. The Company recognizes the income/expense component associated with the subsequent measure of fully vested awards as non-operating income/expense.

The Company accounts for stock-based compensation awards to non-employees, in accordance with ASC 718, as amended. In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-07, Compensation – Stock Compensation (Topic 718) – Improvements to Nonemployee Share-based Payment Accounting which extended the provisions of ASC 718 to share-based awards issued to non-employees by public companies. The Company has adopted the provisions of ASU 2018-07. In the fiscal year ended March 31, 2021 and April 30, 2020, sales commission expense includes $558,629 and $20,216, respectively, in connection sales-related stock warrants (see Sales Commissions above).

Lease Accounting

The Company accounts for its lease obligations in accordance with ASC Topic 842, Leases (“ASC 842”), which requires lessees to report on their balance sheets a right-of-use asset and a lease liability in connection with most lease agreements classified as operating leases. ASC 842 requires that leases be classified at inception as either (a) operating leases or (b) finance leases. For operating leases, periodic expense generally is flat (straight-line) throughout the life of the lease. For finance leases, periodic expense declines over the life of the lease. The Company adopted the provisions of ASC 842 in its fiscal year ended April 30, 2020, and adoption resulted in an initial lease liability of approximately $1.4 million and a right to use asset in the same amount. The adoption of ASC 842 did not otherwise have a material impact on the Company’s consolidated financial statements.

The Company leases space for its corporate headquarters, additional office and warehouse space, automobiles, and office and other equipment, under lease agreements classified as operating leases, under ASC 842. See Note 11 – “LEASES” below for more information about the Company’s lease obligations.

Foreign Currency

During the fiscal year ended March 31, 2021, and April 30, 2020, 94% and 95%, respectively, of our consolidated net sales are to customers and independent distributors located in the U.S. (based on the customer’s shipping address). As part of its growth initiatives, the Company is in the process of expanding operations outside the United States. The functional currency of each of our foreign operations is generally the respective local currency. Balance sheet accounts are translated into U.S. dollars (our reporting currency) at the rates of exchange in effect at the balance sheet date, while the results of operations and cash flows are generally translated using average exchange rates for the periods presented. Individually material transactions, if any, are translated using the actual rate of exchange on the transaction date. The resulting translation adjustments, if any, are recorded as a component of accumulated other comprehensive loss in our consolidated balance sheets.

Income Taxes

The Company uses the asset and liability method in accounting for income taxes. We recognize deferred tax assets and liabilities for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases (“temporary differences”). Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which temporary differences are anticipated to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in measuring results of operations in the period that includes the enactment date. Deferred tax assets are evaluated periodically, and a valuation allowance is recorded to reduce the carrying amounts of deferred tax assets to the amount expected to be realized unless it is more-likely-than-not that the assets will be realized in full. When assessing whether it is more-likely-than-not that the deferred tax assets will be realized, management considers multiple factors, including recent earnings history, expectations of future earnings, available carryforward periods, the availability of tax planning strategies, and other relevant quantitative and qualitative factors.

In determining the provision for income taxes, an annual effective income tax rate is used based on annual income, permanent differences between book and tax income, and statutory income tax rates. Accounting for income taxes involves judgment and the use of estimates.

The Company recognizes a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in its tax returns, unless the weight of available evidence indicates it is more-likely-than-not that the tax position will be sustained on audit, including resolution through available appeals processes. We measure the tax position as the largest amount which is more-likely-than-not of being realized. The Company considers many factors when evaluating and estimating the Company’s tax positions, which may require periodic adjustments when new facts and circumstances become known. See Note 12 – “Income Taxes” for more information about the Company’s accounting for income taxes.

Recently Issued Accounting Standards - Adopted

In November 2019, the FASB issued ASU No. 2019-08, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements – Share-based Consideration Payable to a Customer (“ASU 2019-08”). ASU 2019-08 requires that an entity apply the guidance in ASC 718 to measure and classify share-based payment awards granted to a customer. Under ASC 718, among other things, share-based awards to non-employees (including customers) must generally be measured at the grant-date fair value of the equity instrument. For entities that have adopted the provisions of ASU 2018-07, Compensation – Stock Compensation (Topic 718) – Improvements to Nonemployee Share-based Payment Accounting, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. As discussed in Note 2, the Company has adopted the provisions of ASU 2018-07. Accordingly, the Company adopted the provisions of ASU 2019-08 effective on May 1, 2020 and such adoption did not have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) which modifies the disclosure requirements about fair value measurements under ASC Topic No. 820, Fair Value Measurement, as amended (“ASC 820”). For public companies, ASU 2018-13 removes the prior requirement to disclose: (a) the amount and reason for transfers between Level 1 and Level 2 of the fair value hierarchy contained in ASC 820, (b) the policy for timing of transfers between levels, and (c) the valuation processes used for level 3 fair value measurements. For public companies, ASU 2018-13 also adds, among other things, a requirement to disclose the range and weighted average of significant unobservable inputs used in Level 3 fair value measurements. The Company adopted the provisions of ASU 2018-13 effective on February 1, 2020 and such adoption did not have a material impact on its consolidated financial statements.

Recently Issued Accounting Standards - Pending Adoption

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (ASU 2020-06), which simplifies the accounting for certain convertible instruments. Among other things, under ASU 2020-06, the embedded conversion features no longer must be separated from the host contract for convertible instruments with conversion features not required to be accounted for as derivatives, or that do not result in substantial premiums accounted for as paid-in capital. ASU 2020-06 also eliminates the use of the treasury stock method when calculating the impact of convertible instruments on diluted Earnings per Share. For the Company, the provisions of ASU 2020-06 are effective for its fiscal quarter beginning on May 1, 2024. Early adoption is permitted, subject to certain limitations. The Company is evaluating the potential impact of adoption on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12, among other things, (a) eliminates the exception to the incremental approach for intra-period tax allocation when there is a loss from continuing operations and income (or a gain) from other items, (b) eliminates the exception to the general methodology for calculating income taxes in an interim period when the year-to-date loss exceeds the anticipated loss for the year, (c) requires than an entity recognize a franchise tax (or a similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, and (d) requires than an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation for the interim period that includes the enactment date. For public companies, these amendments are effective for fiscal years, and interim periods within those fiscal years, that begin after December 15, 2020. The Company will adopt ASU 2019-12 effective April 1, 2021 and based on its preliminary evaluation it does not believe adoption will have a material impact on its consolidated financial statements.

NOTE 3 – FAIR VALUE MEASURMENTS

Our financial instruments consist of cash equivalents, if any, accounts receivable, notes receivable, investments in unconsolidated entities, accounts payable, and notes payable, including convertible notes. The carrying amounts of cash equivalents, if any, accounts receivable, notes receivable, and accounts payable approximate their respective fair values due to the short-term nature of these financial instruments.

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

Consistent with the valuation hierarchy contained in ASC 820, we categorized certain of our financial assets and liabilities as follows:

	March 31, 2021
	Total	Level 1	Level 2	Level 3
Assets

Notes receivable	$94,600	$-	$-	$94,600
Investments in unconsolidated entities	-	-	-	-
Total assets	$94,600	$-	$-	$94,600
Liabilities
Notes Payable	$1,040,400	$-	$-	$1,040,400
Convertible notes payable	134,393	-	-	134,393
Total liabilities	$1,174,793	$-	$-	$1,174,793

	April 30, 2020
	Total	Level 1	Level 2	Level 3
Assets
Notes receivable	$118,047	$-	$-	$118,047
Investments in unconsolidated entities	20,000	-	-	20,000
Total assets	$138,047	$-	$-	$138,047
Liabilities
Convertible notes payable	$115,745	$-	$-	$115,745
Notes payable	-	-	-	-
Total liabilities	$115,745	$-	$-	$115,745

The Company’s investments in unconsolidated entities are reported at cost in its consolidated financial statements. The investments are valued for purposes of this disclosure using unobservable inputs, since there are no observable market transactions for such investments. The fair value of notes receivable approximates the carrying value due to the short-term nature of the note. See Note 5 below for more information about our notes receivable.

At March 31, 2021 and April 30, 2020, convertible notes payable (including current maturities) are reported in our consolidated financial statements at amortized cost of $150,000, less unamortized debt discount of $15,607 and $34,255, respectively. Our notes and convertible notes payable are valued for purposes of this disclosure using discounted cash flows and observable interest rates whenever available. There are no observable market transactions for our notes and convertible notes. See Notes 8 and 10 below for more information about our notes and convertible notes payable.

NOTE 4 – EARNINGS (LOSS) PER SHARE

We calculate basic earnings (loss) per share by dividing net earnings (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share is calculated similarly but reflects the potential impact of shares issuable upon the conversion or exercise of our outstanding convertible Preferred Stock, convertible notes payable, stock warrants and other commitments to issue Common Stock, except where the impact would be anti-dilutive, as defined in GAAP.

The calculation of diluted earnings per share also reflects an adjustment to net earnings for the potential reduction to a reporting period’s interest expense, net of applicable income tax, that would result if the Company’s convertible notes payable were converted at the beginning of such reporting period.

The following table sets forth the computations of basic and diluted earnings (loss) per share for the periods indicated:

	Fiscal Year Ended
	March 31, 2021	April 30, 2020
Net earnings (loss)	$(1,235,021)	$2,788,605
After-tax interest expense adjustment	-	37,414
Net earnings (loss), if-converted basis	$(1,235,021)	$2,826,019
Weighted average basic shares	172,046,517	131,472,281
Dilutive securities:
Convertible Preferred Stock	-	46,125,389
Convertible notes	-	39,993,730
Stock warrants	-	22,232,572
Weighted average diluted shares	172,046,517	239,823,972
Earnings (loss) per share:
Basic	$(0.01)	$0.02
Diluted	$(0.01)	$0.01

The following potentially dilutive securities and instruments were outstanding as of March 31, 2021 but excluded from the table above because their impact would be anti-dilutive:

Convertible Preferred Stock	20,879,530
Convertible notes payable	10,406,100
Stock warrants	34,128,212
Total potential incremental shares	65,413,842

NOTE 5 – NOTES RECEIVABLE

In January 2021, the Company and 1044PRO, LLC (“1044 PRO”) entered into a Funding Agreement pursuant to which the Company agreed to provide to 1044 PRO a $250,000 revolving credit line and loaned $204,879 to 1044 PRO under the credit line. Borrowings under the credit line are payable in monthly installments in amounts determined by the amount of each cash advance. At March 31, 2021, loans of $94,600 are outstanding, net of an allowance for the impairment losses of $94,599. In connection with the loan, the Company acquired a 10% equity interest in 1044 PRO and a security interest in 1044 PRO’s cash receipts and in substantially all 1044 PRO’s assets.

In the fiscal year ended April 30, 2020, the Company received a promissory note for $58,047 from a prior merchant payment processor in connection with amounts owed to the Company. At March 31, 2021, and April 30, 2020, $0 and $58,047, respectively, was outstanding.

In the fiscal year 2019, the Company received a promissory note for $106,404 from a prior merchant payment processor in connection with amounts owed to the Company. At March 31, 2021, and April 30, 2020, the amounts of $0 and $60,000, respectively, is outstanding, net of an allowance for the impairment losses of $20,000 and $46,404, respectively.

In the fiscal year ended March 31, 2021, and April 30, 2020, the Company recognized impairment losses of $114,599 and $46,404 in connection with the notes receivable discussed above.

NOTE 6 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	March 31, 2021	April 30, 2020
Inventory-related deposits	$1,845.722	$-
Employee advances	320,631	554,787
Prepaid freight and other expenses	210,665	404,089
Right to recover asset	26,616	76,103
	$2,403,634	$1,034,979

Prepaid freight and other expenses consist of payments for goods and services (such as freight, trade show expenses and insurance premiums) which are expected to be realized in the next operating cycle. Right to recover asset is associated with our customers’ right of return and is expected to be realized in one year or less. As of March 31, 2021, and April 30, 2020, employee advances include $320,631 and $554,630 due from an employee in connection with payroll tax obligations associated with the exercise of compensatory stock warrants.

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:
	March 31, 2021	April 30, 2020
Computer software	$734,510	$19,156
Furniture and fixtures	230,685	224,239
Computer equipment	165,767	136,337
Leasehold improvements	106,877	106,877
Office equipment	31,652	31,652
Total property and equipment	1,269,491	518,261
Accumulated depreciation and amortization	(381,541)	(219,878)
Property and equipment, net	$887,950	$298,383

Depreciation and amortization expense for the fiscal year ended March 31, 2021 and April 30, 2020 was $161,663 and $128,860, respectively.

During the fiscal year ended March 31, 2021, the Company capitalized $715,354 in computer software in connection with upgrades to its information technology systems placed in service. In addition, during the fiscal year ended March 31, 2021, the Company incurred $163,106 in capitalizable costs primarily in connection with leasehold improvements for office facilities and ongoing upgrades to its information technology systems yet to be placed in service. These costs are reported in other assets in our consolidated balance sheets until the related assets are placed in service.

NOTE 8 - NOTES PAYABLE

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

The Company’s borrowings under the PPP Loan are eligible for loan forgiveness, subject to certain limiting conditions, if used for qualifying expenses incurred during the “covered period,” as defined in the CARES Act. Under the terms of the PPP Loan, the Company’s indebtedness, after any such loan forgiveness, is payable in equal monthly installments, with all amounts due and payable by March 13, 2022. At March 31, 2021, loan principal in the amount of $1,040,400, excluding accrued but unpaid interest of $8,922, is outstanding. As more fully described in Note 18 – “Subsequent Events,” in May 2021, the Company was notified by the lender that the Company’s obligations under the PPP Loan have been forgiven effective May 25, 2021.

NOTE 9 - ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consist of the following:

	March 31, 2021	April 30, 2020
Accrued severance expense	$700,000	$-
Payroll and employee benefits	523,454	1,199,950
Settlement liability, current portion	376,921	1,652,126
Lease liability, current portion	373,398	476,950
Accrued interest payable	29,848	15,419
Other operational accruals	453,012	425,166
	$2,473,412	$3,769,611

Lease liability, current portion, represent obligations due withing one year under operating leases for office space, automobiles, and office equipment. See Note 11 – “Leases” below for more information.

NOTE 10 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

		Conversion Price
Issuance Date	Maturity Date	(per share)	March 31, 2021	April 30, 2020
October 2017	October 2022	$0.15	$50,000	$50,000
April 2018	April 2021	$0.01	100,000	100,000
Total convertible notes payable			150,000	150,000
Less: unamortized debt discount and deferred financing fees			15,607	34,255
			134,393	115,745
Less: current portion of convertible notes payable			99,631	90,157
Long-term convertible notes payable			$34,762	$25,588

The Company’s convertible notes are convertible, at the option of the holder, into shares of the Company’s Common Stock at the conversion prices shown above. Borrowings on the October 2017 convertible note bears interest at the annual rate of 12%. The April 2018 convertible note is non-interest bearing.

In October 2017, the Company issued a Convertible Promissory Note in the principal amount of $50,000 (the “Note”) to HWH International, Inc (“HWH” or the “Holder”). HWH is affiliated with Chan Heng Fai Ambrose, who in April 2020 became a Director of the Company. The Note is convertible into 333,333 shares of the Company’s Common Stock. Concurrent with issuance of the Note, the Company issued to HWH a detachable warrant to purchase up to an additional 333,333 shares of the Company’s Common Stock, at an exercise price of $0.15 per share. Under the terms of the Note and the detachable stock warrant, the Holder is entitled to certain financing rights. If the Company enters into more favorable transactions with a third-party investor, it must notify the Holder and may have to amend and restate the Note and the detachable stock warrant to be identical. HWH has informed the Company that it believes that during the term of the Note, the Company has granted more favorable financing terms to third-party lenders. As of the date of this Transition Report, the Company and HWH are engaged in negotiations aimed at addressing HWH’s concerns. Accordingly, and as a result of these negotiations, the conversion price shown on the table above and other terms of the note are subject to change.

In the fiscal year ended April 30, 2020, the Company and the holder of the Company’s convertible note dated April 13, 2018 (the “April 2018 Note”) entered into an amendment to the underlying promissory note. Pursuant to the amendment, the parties extended the maturity date of the note to April 2021. In addition, after giving effect to the amendment, the April 2018 Note is non-interest bearing. All other terms of the April 2018 Note remain unchanged. The Company recognized a gain of $13,972 in connection with this modification of debt.

In the fiscal year ended March 31, 2021, and April 30, 2020, interest expense associated with the Company’s convertible notes was $5,507 and $47,360, respectively, excluding amortization of debt discounts and deferred financing fees of $18,647 and $14,151. These amounts are included in interest expense, net, in our consolidated statements of operations.

NOTE 11 – LEASES

The Company leases space for its corporate headquarters, additional office and warehouse space, automobiles, and office and other equipment, under lease agreements classified as operating leases. The Company’s real estate lease agreements have a remaining term of one year or less, offer the Company customary renewal options, and contain provisions for customary common area maintenance (CAM) assessments by the lessor. The Company’s leases for automobiles, and office and other equipment, have remaining terms of one to two years. See Note 2 – “SIGNIFICANT ACCOUNTING POLICIES – Lease Accounting” for more information. For the fiscal years ended March 31, 2021 and April 30, 2020, rent expense in connection with all our leases was $495,272 and $637,876, respectively.

The following information pertains to the Company’s leases as of the balance sheet dates indicated:

Assets	Classification	March 31, 2021	April 30, 2020
Operating leases	Right-of-use assets, net	$428,075	$800,381
Total lease assets		$428,075	$800,381

Liabilities
Operating leases	Accrued and other current liabilities	$373,398	$476,950
Operating leases	Lease liability, long-term	77,810	343,948
Total lease liabilities		$451,208	$820,898

For the fiscal years ended March 31, 2021 and April 30, 2020, expense pertaining to the Company’s leases is as follows:

Lease cost	Classification	March 31, 2021	April 30, 2020
Operating lease cost	General and administrative expenses	$495,272	$637,876
Operating lease cost	Depreciation and amortization	-	-
Operating lease cost	Interest expense, net	-	-
Total lease cost		$495,272	$637,876

The Company’s lease liabilities are payable as follows:

Twelve months ending March 31,
2022	$373,398
2023	77,810
2024-2026	-
Thereafter	-
Total lease liability	$451,208

NOTE 12 – INCOME TAXES

The Company is an emerging growth company and, prior to its fiscal quarter ended October 31, 2018, had not generated pre-tax earnings. Prior to its fiscal year ended April 30, 2020, the Company had not recognized a provision for (benefit from) income taxes. See Note 2 – “SIGNIFICANT ACCOUNTING POLICIES – Income Taxes” for more information.

For the fiscal years ended March 31, 2021, and April 30, 2020, our consolidated provision for (benefit from) income taxes is as follows:

	March 31, 2021	April 30, 2020
Current:
Federal	$(326,121)	$2,020,305
State	268,473	113,714
Total current	(57,648)	2,134,019
Deferred:
Federal	(536,861)	(1,649,018)
State		-
Total deferred	(536,861)	(1,649,018)
Total consolidated income tax provision (benefit)	$(594,509)	$485,001

For the fiscal years ended March 31, 2021 and April 30, 2020, our effective income tax rate reconciliation is as follows:

	March 31, 2021	April 30, 2020
Federal statutory rate	21.0%	21.0%
State income taxes and franchise tax	(11.6)	3.5%
Prior period adjustments	45.6	-
Change in valuation allowance for NOL carry-forwards	(5.3)	-
Effect of change in uncertain tax positions	(49.4)	-
Stock warrant forfeitures and other items	32.2	(9.7)%
Effective income tax rate	32.5%	14.8%

As of March 31, 2021, and April 30, 2020, our deferred tax asset (liability) is as follows:

Deferred tax assets:	March 31, 2021	April 30, 2020
Share-based compensation	$873,970	$1,098,622
Accruals and reserves not currently deductible	247,347	550,396
Impairment of investments and inventory	674,112	-
Other	77,741	-
Total deferred tax assets	1,873,170	1,649,018
Total deferred tax liability	-	-
Total consolidated deferred tax assets, net	$1,873,170	$1,649,018

Deferred tax assets of $1,873,170, as of March 31, 2021, expire at various dates beginning in 2024. During the fiscal year ended March 31, 2021, the Company recognized, in the aggregate, $91,931 in deferred income tax benefits in connection with certain foreign start-up operation. In addition, the Company recognized a valuation allowance of $91,931 in connection with the associated deferred tax assets, since these star-up operations do not yet have a history of earnings and profits. As of March 31, 2021, and April 30, 2020, there were no other valuation allowances required in connection with our deferred tax assets.

For the fiscal year ended March 31, 2021, the Company has adopted the comprehensive model for how an entity should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return, as codified in ASC Topic 740. Accordingly, the Company recognizes in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position that should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of March 31, 2021, the company recorded $570,311 in other current liabilities related to uncertain income tax positions. At March 31, 2021, the Company had unrecognized tax benefits of $570,311 that, if recognized, would impact the Company’s effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows for the years ended March 31, 2021 and April 30, 2020:

Fiscal Year Ended
	March 31, 2021	April 30, 2020
Beginning Balance	$-	$-
Additions for tax positions related to the current year	-	-
Additions for tax positions of prior years	570,311	-
Reductions of tax positions of prior years	-	-
Settlement	-	-
Ending Balance	$570,311	$-

The company recognizes interest and/or penalties related to uncertain tax positions in current income tax expense. For the year ended March 31, 2021, the Company had accrued interest and penalties of $334,332 in the consolidated balance sheet, all of which was expensed in the consolidated statement of operations for March 31, 2021. Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase or decrease within the next twelve months due to uncertainties regarding timing of any examinations, the Company is evaluating alternatives that may impact the recognition of uncertain tax positions within the next twelve months.

The Company files federal income tax returns in the United States and files income tax returns in various state and foreign jurisdictions. As of March 31, 2021, the Company’s income tax returns for the following tax years remained subject to examination by a major tax jurisdiction:

Tax Jurisdiction	Open Years
United States	2016 - 2020

NOTE 13 - RELATED PARTY TRANSACTIONS

Alchemist Holdings, LLC

In February 2020, the Company, Alchemist Holdings, LLC (“Alchemist”), and a former Company officer entered into a Settlement Accommodation Agreement (the “Accommodation Agreement”) pursuant to which Alchemist and the former Company officer agreed to transfer to the Company 22,683,864 shares of the Company’s Common Stock held by Alchemist, in settlement of certain obligations to the Company. In addition, the Company, Alchemist, and the former Company officer entered into a Securities Escrow Agreement (the “Escrow Agreement”). Under the terms of the Escrow Agreement, the Company acquired control of the 22,683,864 shares of the Company’s Common Stock to be transferred to the Company. In connection with Accommodation Agreement and Escrow Agreement, the Company recognized a deemed dividend in the amount of $2.6 million for the difference between the fair value of the 22,683,864 shares of the Company’s Common Stock on the effective date of such agreements, and the accounts receivable settled. Under the terms of the Accommodation Agreement, Alchemist and the former Company officer also agreed to transfer to the Company 15,625,000 shares of the Company’s Common Stock held by Alchemist, to offset certain legal and other expenses incurred by the Company in connection with various related-party legal claims. Under the terms of the Escrow Agreement, the Company also acquired control of the 15,625,000 shares of the Company’s Common Stock to be transferred to the Company. The Company has recognized a deemed dividend in the amount of $937,500 for the difference between the fair value of the 15,625,000 shares of the Company’s Common Stock and the settlement amount.

Pursuant to the underlying agreements, all the shares of the Company’s Common Stock discussed in the preceding paragraph were to be transferred to the Company at a time that the Company, in its sole discretion, would decide. The timing of the Company’s decision was contingent on the resolution of certain disputes between Alchemist and the former Company officer, on one part, and certain other parties, on the other, regarding control and operation of Alchemist. In the fiscal year ended March 31, 2021, after resolution of such disputes, the Company and Alchemist caused the transfer to the Company, in the aggregate, of 38,308,864 shares of the Company’s Common Stock then held by Alchemist, and the Company retired such redeemed shares. In connection with the transfer of control over the shares of stock in February 2020, as discussed in the preceding paragraph, the Company had recognized the acquisition of treasury stock in the amount of $1,532,355, the fair value of the underlying shares of stock at the time control was transferred.

In addition, in June 2020, the Company and the former Company officer entered into a Settlement Accommodation Agreement and an Amended and Restated Founder Consulting Agreement pursuant to which the Company and the former officer agreed to settle all existing disputes between them, the former officer agreed to continue to provide certain consulting services to the Company, and the Company agreed to pay certain amounts to the former officer. The Company has recognized a settlement liability of $2.0 million in connection therewith. At March 31, 2021, the settlement liability balance is $1.2 million.

Related Party Sublease

The Company subleases warehouse and office space from Alchemist. During the fiscal years ended March 31, 2021, and April 30, 2020, rent expense associated with such sublease agreement was $84,918 and $91,980, respectively.

Document Security Systems, Inc.

In July 2020, the Company and Chan Heng Fai Ambrose, a Director of the Company, entered into a Stock Purchase and Share Subscription Agreement (the “SPA Agreement”) pursuant to which Mr. Chan invested $3.0 million in the Company in exchange for 30.0 million shares of the Company’s Class A Common Stock and a fully vested Stock Warrant to purchase up to 10.0 million shares of the Company’s Class A Common Stock at an exercise price of $0.20 per share. On the stock warrant issuance date, the closing price for the Company’s Common Stock was $0.177 per share and the Company recognized a deemed dividend of $2.4 million. Simultaneously with the SPA Agreement, Mr. Chan and Decentralized Sharing Systems, Inc. (“DSSI”), a subsidiary of Document Security Systems, Inc.(“DSS”), and, together with DSS, a major shareholder of the Company, entered into an Assignment and Assumption Agreement pursuant to which Mr. Chan assigned to DSS all interests in the SPA Agreement. In July 2020, the Company issued 30.0 million shares of its Class A Common Stock to DSS, an “accredited investor” as defined in the Securities Act, pursuant to the SPA Agreement. Under the terms of the SPA Agreement, the shares of Class A Common Stock issued to DSS are subject to a one (1) year restriction. The Stock Warrant issued pursuant to the SPA Agreement expires on the third anniversary from the issuance date, unless exercised earlier.

In March 2021, the Company and DSS executed a Binding Letter of Intent pursuant to which DSS agreed to loan to the Company, directly or through its subsidiaries, the aggregate principal amount of $30.0 million, subject to the parties entering into a definitive loan agreement. In connection therewith, on April 5, 2021, the Company and DSSI entered into a Securities Purchase Agreement, pursuant to which the Company issued: (a) a Convertible Promissory Note in the principal amount of $30.0 million (the “Note”) in favor of DSSI, and (b) a detachable Warrant to purchase up to 150,000,000 shares of the Company’s Class A Common Stock, at $0.22 per share, and DSSI loaned to the Company $30.0 million. Under the terms of the loan, the Company agreed to pay to DSSI a loan Origination Fee of $3.0 million, payable in shares of the Company’s Class A Common Stock, at the rate of $0.20 per share. The Note bears interest at the annual rate of 8% and matures on April 5, 2024, subject to certain acceleration provisions upon the occurrence of an Event of Default, as defined in the Note. At any time during the term of the Note, all or part of the Note, including principal, less unamortized prepaid interest, if any, plus any accrued interest and other fees can be converted into shares of the Company’s Class A Common Stock at the rate of $0.20 per share, at the option of the holder. Interest on the Note is pre-payable annually in cash or in shares of the Company’s Class A Common Stock, at the option of the Company, except that interest for the first year is pre-payable in shares of the Company’s Class A Common Stock, at the rate of $0.20 per share. Accordingly, in April 2021, the Company issued to DSSI 27,000,000 shares of its Class A Common Stock, including 15,000,000 shares in payment of the loan Origination Fee discussed above and 12,000,000 shares in prepayment of interest for the first year.

As of March 31, 2021, DSS and its affiliates owned 64.2 million shares of the Company’s Class A Common Stock, excluding 160.0 million shares issuable upon the exercise of warrants held by DSS, including the detachable Warrant issued on April 5, 2021, and 150.0 million shares issuable upon conversion of the Note discussed in the preceding paragraph. Shareholder approval will be required to increase the number of shares of the Company’s Common Stock authorized to allow for the potential conversion of 100% of the Note. Under the terms of the SPA Agreement, the Company has agreed to seek such shareholder approval on or before July 30, 2021.

Chan Heng Fai Ambrose, Frank D. Heuszel, and John (“JT”) Thatch, each a Director of the Company, also serve on the Board of Directors of DSS. Mr. Thatch also serves as President, CEO and Interim Chairman of the Board of Directors of the Company.

HWH International, Inc.

In October 2017, the Company issued a Convertible Promissory Note in the principal amount of $50,000 (the “Note”) to HWH International, Inc (“HWH” or the “Holder”). HWH is affiliated with Chan Heng Fai Ambrose, who in April 2020 became a Director of the Company. The Note is convertible into 333,333 shares of the Company’s Common Stock. Concurrent with issuance of the Note, the Company issued to HWH a detachable stock warrant to purchase up to an additional 333,333 shares of the Company’s Common Stock, at an exercise price of $0.15 per share. Under the terms of the Note and the detachable stock warrant, the Holder is entitled to certain financing rights. If the Company enters into more favorable transactions with a third-party investor, it must notify the Holder and may have to amend and restate the Note and the detachable stock warrant to be identical. HWH has informed the Company that it believes that during the term of the Note, the Company has granted more favorable financing terms to third-party lenders. As of the date of this Transition Report, the Company and HWH are engaged in negotiations aimed at addressing HWH’s concerns.

HWH World, Inc.

A subsidiary of the Company operating in South Korea subleases office space from HWH World, Inc., a company affiliated with Chan Heng Fai Ambrose, a Director of the Company.

K Beauty Research Lab. Co., Ltd

In January 2021, the Company issued a purchase order to acquire skin care products manufactured by K Beauty Research Lab. Co., Ltd (“K Beauty”), a Korean-based supplier of skin care products that is affiliated with Chan Heng Fai Ambrose, a Director of the Company. In addition, in January 2021 and April 2021, the Company deposited $0.4 million and $2.2 million, respectively, for product to be purchased from K Beauty. The Company’s affiliates operating in Asia intend to distribute skin care and other products in South Korea and other countries, including skin care products procured from K Beauty, as part of the Company’s previously announced strategic growth plans.

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

In August 2020, as provided under the SAA, the Disputed Stock, as defined in the SAA, was converted into 25.0 million shares of the Company’s Class A Common Stock (the “Converted Stock”). In addition, under the terms of the SAA and the related Securities Escrow And Disposition Agreement, in August 2020, MLM purchased from BBMD 20.0 million shares of the Converted Stock at the purchase price of $0.0525 per share (or $1,050,000). Further, as provided under the SAA and the related Securities Escrow And Disposition Agreement, the Company repurchased from MLM 17.5 million shares of the Converted Stock at the repurchase price of $0.0514 per share (or $899,500) in cash, and the Company retired the shares repurchased. After giving effect to these transactions, BBMD remained the holder of 5.0 million shares of the Company’s Class A Common Stock and MLM remained the holder of 2.5 million shares of the Company’s Class A Common Stock.

NOTE 14 - STOCKHOLDERS’ EQUITY – CAPITAL STOCK

Preferred Stock

The Company’s Board of Directors (the “Board”) has authorized the issuance of up to 200,000,000 shares of Preferred Stock, par value of $0.0001 per share. The Board may divide this authorization into one or more series, each with distinct powers, designations, preferences, and rights.

Series A Convertible Preferred Stock

The Board has authorized the issuance of up to 100,000,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”). Shares of our Series A Preferred Stock are senior in rank to shares of our Series C Preferred Stock. The affirmative vote of the holders of 86% of the issued and outstanding shares of our Series A Preferred Stock is required for the Board: (i) to declare dividends upon shares of our Common Stock unless, with respect to cash dividends, the shares of our Series A Preferred Stock are to receive the same dividend as the common shares, on an as converted basis; (ii) to redeem the shares of our Series A Preferred Stock at a redemption price of $0.001 per share; (iii) to authorize or issue additional or other capital stock that is junior or equal in rank to shares of our Series A Preferred Stock with respect to the preferences as to distributions and payments upon the liquidation, dissolution, or winding up of the Company; and (iv) to amend, alter, change, or repeal any of the powers, designations, preferences, and rights of our Series A Preferred Stock. Upon the dissolution, liquidation, or winding up of the Company, whether voluntary or involuntary, the holders of the Series A Preferred Stock are entitled to receive out of the assets of the Company the sum of $0.001 per share before any payment or distribution shall be made on our shares of Common Stock, or any other class of capital stock ranking junior to the Series A Preferred Stock. For a period of 10 years from the date of issuance, the holders of the Series A Preferred Stock may elect to convert each share of the Series A Preferred Stock into one share of the Company’s Common Stock. Each share of our Series A Preferred Stock is entitled to one vote when voting as a class or together with the shares of our Common Stock.

In the fiscal year ended April 30, 2020, the Company and 212 Technologies, LLC (“212 Technologies”) entered into a Release and Settlement Agreement pursuant to which the parties, among other things rescinded a certain “Stakeholder & Investment Agreement” dated May 21, 2017 and 212 Technologies returned 5,628,750 shares of the Company’s Series A Preferred Stock. In July 2020, the Company retired these shares. During the fiscal year ended March 31, 2021 and April 30, 2020, stockholders converted an aggregate of 21,750,000 shares and 10,400,000 shares, respectively, of the Company’s Series A Preferred Stock into an equal number of shares of the Company’s Common Stock.

As of March 31, 2021, 5,100,000 shares of the Company’s Series A Preferred Stock remain outstanding. As disclosed in the notes to our consolidated financial statements for the fiscal year ended April 30, 2020, in the fiscal year 2019, the Company filed suit against Research & Referral BZ and two other parties concerning breach of contract, fraud, and statutory fraud in a stock transaction, violations of state securities laws and alter ego relating to a stock exchange/transfer transaction, involving the Company’s stock. In April 2020, the court issued a Final Default Judgment in favor of the Company finding Research and Referral, BZ liable for the Company’s claims of fraud in the inducement and statutory fraud in a stock transaction. Further, the court ordered that the stock transaction be rescinded, and the Company’s stock be returned to the Company, and the matter has been dismissed with prejudice. The shares of the Company’s Series A Preferred Stock reported in the Company’s financial statements as of March 31, 2021 include 4,900,00 shares purportedly owned by Research & Referral BZ, pending cancellation of the stock certificate when presented by Research & Referral BZ in the future.

Series B Convertible Preferred Stock

The Board has authorized the issuance of up to 10,000,000 shares of Series B Convertible Preferred Stock (the Series B Preferred Stock”). Issued and outstanding shares of our Series B Preferred Stock, if any, are senior in rank to shares of our Series A and Series C Preferred Stock. In August 2020, as more fully discussed in Note 13 above, BBMD, then the purported holder of 2,500,000 shares of the Company’s Series B Preferred Stock, converted such holdings into 2,500,000 shares of the Company’s Class A Common Stock. In addition, in September 2020, the Company and Alchemist agreed to convert 7,500,000 shares of the Company’s Series B Preferred Stock then held by Alchemist into 7,500,000 shares of the Company’s Class A Common Stock. As of March 31, 2021, no shares of the Company’s Series B Preferred Stock remain outstanding.

Series C Convertible Preferred Stock

The Board has authorized the issuance of up to 10,000,000 shares of Series C Convertible Preferred Stock (the Series C Preferred Stock”). Shares of our Series C Preferred Stock are junior in rank to the Series A and Series B Preferred Stock. The affirmative vote of the holders of 86% of the issued and outstanding shares of our Series C Preferred Stock is required for the Board: (i) to declare dividends upon shares of our Common Stock unless, with respect to cash dividends, the shares of our Series C Preferred Stock are to receive the same dividend as the common shares, on an as converted basis; (ii) to redeem the shares of Series C Preferred Stock at a redemption price of $0.001 per share; (iii) to authorize or issue additional or other capital stock that is junior or equal in rank to our Series C Preferred Stock with respect to the preferences as to distributions and payments upon the liquidation, dissolution, or winding up of the Company; and (iv) to amend, alter, change, or repeal any of the powers, designations, preferences, and rights of the Series C Preferred Stock. Upon the dissolution, liquidation, or winding up of the Company, whether voluntary or involuntary, the holders of the Series C Preferred Stock are entitled to receive out of the assets of the Company the sum of $0.001 per share before any payment or distribution shall be made on our shares of Common Stock, or any other class of capital stock of the Company ranking junior to the Series C Preferred Stock. For a period of 10 years from the date of issuance, the holders of the Series C Preferred Stock may elect to convert each share of Series C Preferred Stock into one share of the Company’s Common Stock. Each share of our Series C Preferred Stock is entitled to one vote when voting as a class or together with shares of our Common Stock.

During the fiscal year ended March 31, 2021 and April 30, 2020, holders of 260,000 shares and 50,000 shares, respectively, of the Company’s Series C Preferred Stock converted their holdings into an equal number of shares of the Company’s Common Stock. During the fiscal year ended April 30, 2020, the Company issued 20,000 shares of its Series C Preferred Stock in exchange for cash in the amount of $5,000, in connection with stock subscription agreements in the ordinary course of its business. As of March 31, 2021, 3,230,000 shares of the Company’s Series C Preferred Stock remain outstanding.

Common Stock

The Board has authorized the issuance of up to 500,000,000 shares of Class A Common Stock and up to 10,000,000 shares of Class B Common Stock, each with a par value of $0.0001 per share. Holders of our Common Stock are entitled to dividends, subject to the rights of the holders of other classes of capital stock outstanding having priority rights with respect to dividends. At the time of this report, no shares of the Company’s Class B Common Stock remain outstanding. References to our “Common Stock” throughout this report include our Class A Common Stock and Class B Common Stock, unless otherwise indicated or the context otherwise requires.

During the fiscal year ended March 31, 2021, the Company issued 30,000,000 shares of its Class A Common Stock and a fully vested Stock Warrant to purchase up to 10.0 million shares of the Company’s Class A Common Stock, at the exercise price of $0.20 per share, to DSS in exchange for $3.0 million in cash (see Note 13 above). In addition, the Company issued 10,000,000 shares of its Class A Common Stock to Robert Oblon, a co-founder of the Company, pursuant to the Multi-Party Settlement Agreement discussed earlier. Further, during the fiscal year ended March 31, 2021, the Company issued 5,488,247 shares of its Class A Common Stock in connection with the exercise of warrants by Company employees and 2,339,000 shares of its Class A Common Stock in connection with the exercise of warrants by independent distributors of the Company.

During the fiscal year ended March 31, 2021, the holders of 10,000,000 shares of the Company’s Series B Preferred Stock and 10,000,000 shares of the Company’s Class B Common Stock converted their holdings into an aggregate of 20,000,000 shares of the Company’s Class A Common Stock. In addition, during the fiscal year ended March 31, 2021: (a) as discussed above, BBMD, then the purported holder of 20,000,000 shares of the Company’s Series A Preferred Stock, converted such holdings into 20,000,000 shares of the Company’s Class A Common Stock, (b) holders of 1,750,000 shares of the Company’s Series A Preferred Stock converted such holdings into an equal number of shares of the Company’s Class A Common Stock, and (c) holders of 260,000 shares of the Company’s Series C Preferred Stock converted such holdings into an equal number of shares of the Company’s Class A Common Stock.

As discussed in Note 13 above, during the fiscal year ended March 31, 2021, the Company repurchased 17,500,000 shares of the Converted Stock for cash and retired such repurchased shares, and the Company and Alchemist caused the transfer to the Company, in the aggregate, of 38,308,864 shares of the Company’s Common Stock, and the Company retired such redeemed shares.

During the fiscal year ended April 30, 2020, the Company issued 30,000 shares of its Class A Common Stock for cash in the amount of $7,500 in connection with stock subscription agreements in the ordinary course of its business. In addition, in the fiscal year ended April 30, 2020, the Company issued 215,325 shares of its Class A Common Stock in exchange for consulting services with fair market value of $57,000. In addition, in the fiscal year ended April 30, 2020, holders of 10,400,000 shares of the Company’s Series A Preferred Stock, and holders of 50,000 shares of the Company’s Series C Preferred Stock converted their holdings into an equal number of shares of the Company’s Common Stock. Further, in the fiscal year ended April 30, 2020, holders of the Company’s convertible promissory notes converted $28,000 in notes principal and/or accrued interest into 2,800,000 shares of the Company’s Class A Common Stock, pursuant to the terms of the underlying debt instruments.

In the fiscal year ended April 30, 2020, the Company issued 10,000,000 shares of its Class A Common Stock to an officer and director, at an exercise price of $0.0001 per share, upon the exercise of derivative instruments granted in conjunction with an employment agreement disclosed previously.

In addition, in the fiscal year ended April 30, 2020, the Company repurchased in private transactions (and retired) 1,500,000 shares of its Class A Common Stock.

As of March 31, 2021, and April 30, 2020, 160,100,769 shares and 126,072,386 shares, respectively, of our Class A Common Stock remained issued and outstanding. As of March 31, 2021, no shares of the Company’s Class B Common Stock remain outstanding. As of April 30, 2020, 10,000,000 shares of the Company’s Class B Common Stock were outstanding.

NOTE 15 – STOCK-BASED COMPENSATION

In the fiscal year ended March 31, 2021, and April 30, 2020, the Company awarded compensatory stock warrants to its officers and employees (see Note 2 – “SIGNIFICANT ACCOUNTING POLICIES - Share-Based Payments” for more details). In addition, in the fiscal years 2019 and 2021, the company issued stock warrants to its independent sales force. Further, the Company from time to time, awards stock warrants to its consultants in exchange for services.

Stock Warrants

Stock Warrants Issued to Directors, Officers and Employees

In the fiscal year ended March 31, 2021, and April 30, 2020, the Company issued to Company directors, officers and employees stock warrants to purchase, in the aggregate, up to 29,200,000 shares and 32,000,000 shares, respectively, of its Common Stock. In the fiscal year ended March 31, 2021, and April 30, 2020, the Company recognized expense of $3.6 million and $7.4 million, respectively, in connection with those equity-based awards. Some of these stock warrants are exercisable at a variable exercise price (see Note 2 – “SIGNIFICANT ACCOUNTING POLICIES - Share-Based Payments” for more details) pursuant to the related employment agreements.

As discussed in Note 13, in July 2020, the Company and Chan Heng Fai Ambrose, a Director of the Company, entered into a Stock Purchase and Share Subscription Agreement (the “SPA Agreement”) pursuant to which Mr. Chan agreed to invest $3.0 million in the Company in exchange for 30.0 million shares of the Company’s Class A Common Stock and a fully vested Stock Warrant to purchase up to 10.0 million shares of the Company’s Class A Common Stock at an exercise price of $0.20 per share. In July 2020, Mr. Chan assigned to DSS all interests in the SPA Agreement and the transactions contemplated in the SPA Agreement were completed. Mr. Chan is a Director of DSS.

In October 2017, the Company issued a convertible note in the principal amount of $50,000 to HWH International, Inc (“HWH”) and a detachable stock warrant to purchase up to 333,333 shares of the Company’s Common Stock, at an exercise price of $0.15 per share. The Note is convertible into 333,333 shares of the Company’s Common Stock and expires in October 2022. HWH is affiliated with Chan Heng Fai Ambrose, who in April 2020 became a Director of the Company.

The following table summarizes the activity relating to the Company’s vested and unvested stock warrants held by Directors, Officers and Employees:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term
Outstanding at April 30, 2019	333,333	$0.15	3.5
Granted	32,000,000	0.0001	-
Exercised	(10,000,000)	0.0001	-
Expired or forfeited	-	-	-
Outstanding at April 30, 2020	22,333,333	$0.002	4.2
Granted	39,200,000	0.13	-
Exercised	(9,000,000)	0.0001	-
Expired or forfeited	(18,125,000)	0.0001	-
Outstanding at March 31, 2021	34,408,333	$0.15	3.5
Less: unvested at March 31, 2021	11,625,000	$0.15	3.0
Vested at March 31, 2021	22,783,333	0.15	3.0

Stock Warrants Issued to Our Independent Sales Force

In the fiscal year ended March 31, 2021 and April 30, 2020, the Company issued fully vested warrants to purchase up to 4,013,000 shares and 628,800 shares, respectively, of its Common Stock to members of its independent sales force, with a fair value of $1.5 million and $95,445, respectively. The warrants are exercisable for a period ranging from one to two years from the issuance date, at the exercise price ranging from $0.01 per share to $0.25 per share. In the fiscal year ended March 31, 2021, warrants to purchase up to 2,066,600 shares of the Company’s Common Stock under the 2019 Sales-Related Warrants program expired or were otherwise terminated or forfeited. See Note 2 – “SIGNIFICANT ACCOUNTING POLICIES - Sales Commissions” for more details.

The following table summarizes the activity relating to the Company’s stock warrants held by members of the Company’s independent sales force:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term
Outstanding at April 30, 2019	3,761,800	$0.04	3.6
Granted	628,800	0.25	-
Exercised	-	-	-
Expired or forfeited	-	-	-
Outstanding at April 30, 2020	4,390,600	$0.04	2.5
Granted	4,013,000	0.01	-
Exercised	(2,339,000)	0.01	-
Expired or forfeited	(2,066,600)	0.25	-
Outstanding at March 31, 2021	3,998,000	$0.04	1.4

Stock Warrants Held by Our Consultants

From time to time, the Company has granted fully vested warrants to purchase shares of its Common Stock to its consultants in exchange for services. The following table summarizes the activity relating to the Company’s stock warrants held by Company consultants:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term
Outstanding at April 30, 2019	160,000	$1.97	3.8
Granted	-	-	-
Exercised	-	-	-
Expired or forfeited	-	-	-
Outstanding at April 30, 2020	160,000	$1.97	2.8
Granted	-	-	-
Exercised	-	-	-
Expired or forfeited	(60,000)	0.25	-
Outstanding at March 31, 2021	100.000	$3.00	1.0

The following table summarizes additional information relating to all stock warrants outstanding and warrants exercisable as of March 31, 2021:

All Warrants Outstanding			All Warrants Exercisable
	Weighted Average Remaining	Weighted Average		Weighted Average
Number of Shares	Contractual life (in years)	Exercise Price	Number of Shares	Exercise Price
3,000,000	6.4	$0.0001	3,000,000	$0.0001
21,075,000	3.7	$0.15	9,450,000	$0.14
10,000,000	2.3	$0.20	10,000,000	$0.20
2,180,000	2.2	$0.14	2,180,000	$0.14
1,674,000	.5	$0.01	1,674,000	$0.01
333,333	1.5	$0.15	333,333	$0.15
144,000	0.2	$0.25	144,000	$0.25
100,000	1.0	$3.00	100,000	$3.00
38,506,333			26,881,333

NOTE 16 - COMMITMENTS AND CONTINGENCIES

Contingencies

Acquisition-related Contingencies

In the fiscal year ended April 30, 2020, the Company and 212 Technologies, LLC (“212 Technologies”) entered into a Release and Settlement Agreement (the “Settlement Agreement”) pursuant to which, among other things, the parties rescinded a certain “Stakeholder & Investment Agreement” dated May 21, 2017, and 212 Technologies returned to the Company 5,628,750 shares of the Company’s Series A Preferred Stock. In addition, in connection with the Settlement Agreement, the Company paid to 212 Technologies the amount of $425,000 and dismissed with prejudice certain lawsuit it had previously filed, and the parties resolved all issues between their respective companies. The Company recognized a loss of $425,000 in connection with the Settlement Agreement.

In October 2017, the Company entered into a Share Exchange Agreement pursuant to which it acquired a 40% interest in 561 LLC in exchange for 5,000,000 shares of its Series A Preferred Stock. Under the terms of the Share Exchange Agreement, the sellers shall be entitled to an additional 2,500,000 shares of our Series A Preferred Stock when both of the following conditions have been met: (a) one year has passed from the Closing Date and (b) the closing bid price of the Company’s Common Stock equals or exceeds $5.00 per share, as reported by OTC Markets. In accordance with GAAP, the Company has not recorded a liability in connection with this contingency.

In October 2017, the Company entered into a Share Exchange Agreement pursuant to which it acquired a 40% interest in America Approved Commercial LLC (“AAC”). Under the terms of the Share Exchange Agreement, the sellers shall be entitled to an additional 2,500,000 shares of the Company’s Series A Preferred Stock when both of the following conditions have been met: (a) one year has passed from the Closing Date and (b) the closing bid price of the Company’s Common Stock equals or exceeds $5.00 per share, as reported by OTC Markets. In accordance with GAAP, the Company has not recorded a liability in connection with this contingency.

Legal Proceedings – Related-Party Matters and Settlement Liability

In the fiscal year ended April 30, 2020, the Company and the relevant subsidiaries; Jordan Brock (“Brock”), a Co-Founder of the Company; Robert Oblon, a Co-Founder of the Company; certain officers and directors of the Company; and certain other corporate parties entered into a Multi-Party Settlement Agreement pursuant to which the foregoing parties agreed to settle all prior disputes among them. In addition, the Company, Alchemist and Brock entered into a Settlement Accommodation Agreement and an amendment to a previous founder’s agreement pursuant to which the Company agreed to pay to Brock the sum of $1.4 million over time, and the Company recognized a settlement liability for that amount. See Note 15 – “Related Party Transactions” above for more information. As of March 31, 2021, and April 30, 2020, the Company has a remaining settlement liability of $1.2 million and $2.6 million in connection with all matters discussed in this paragraph.

Legal Proceedings – Other Matters

The Company from time to time is involved in various claims and lawsuits incidental to the conduct of its business in the ordinary course. We do not believe that the ultimate resolution of these matters will have a material adverse impact on our consolidated financial position, results of operations or cash flows.

(a)	Cause No. 429-04618-2020; Kevin Young v. Elepreneurs Holdings, LLC, Elepreneurs U.S., LLC, Elevacity Holdings, LLC, Elevacity U.S., LLC, and Sharing Services Global Corporation f/k/a Sharing Services, Inc., pending in the 429th Judicial District of Collin County, Texas. On September 18, 2020, a former employee filed a lawsuit against the Company and its affiliated entities for breach a contract. The Company and its affiliated entities filed an answer denying the former employee’s claims. This matter has been settled, but final administration of the settlement terms remains pending as of March 31, 2021.

(b)	Case No. 4:20-cv-00946; Dennis Burback, Ken Eddy and Mark Andersen v. Robert Oblon, Jordan Brock, Jeff Bollinger, John Thatch, Four Oceans Global, LLC, Four Oceans Holdings, Inc., Alchemist Holdings, LLC, Elepreneurs U.S., LLC, Elevacity U.S., LLC, Sharing Services Global Corporation, Custom Travel Holdings, Inc., and Does 1-5, pending in the United States District Court for the Eastern District of Texas. On December 11, 2020, three investors in Four Oceans Global, LLC filed a lawsuit against the Company, its affiliated entities, and other persons and entities related to an investment made by the three investors in 2015. The Company and its affiliated entities have filed an answer denying the three investors’ claims. This matter remains pending as of March 31, 2021.

(c)	Case No. 4:20-cv-961; Crispina Meily v. Sharing Services Global Corporation f/k/a Sharing Services, Inc., pending in the United States District Court for the Eastern District of Texas. On December 18, 2020, a former employee filed a lawsuit against the Company for a statutory claim related to the former employee’s discharge from the Company. The Company filed an answer denying the former employee’s claims. This matter remains pending as of March 31, 2021.

(d)	AAA Ref. No. 01-20-0019-3907; Sharing Services Global Corporation, Elevacity Holdings, LLC, Elevacity U.S., LLC, Elepreneurs Holdings, LLC and Elepreneurs U.S., LLC v. Robert Oblon, pending before the American Arbitration Association. On December 30, 2020, the Company and its affiliated companies filed an arbitration complaint against Robert Oblon for breach of contract and a declaratory judgment relating to the Multi-Party Settlement Agreement with Robert Oblon. This matter remains pending as of March 31, 2021.

(e)	Case No. 4:20-cv-00989; Sharing Services Global Corporation, Elevacity Holdings, LLC, Elevacity U.S., LLC, Elepreneurs Holdings, LLC and Elepreneurs U.S., LLC v. Robert Oblon, pending in the in the United States District Court for the Eastern District of Texas. On December 30, 2020, the Company and its affiliated companies filed a lawsuit against Robert Oblon seeking injunctive relief relating to the Multi-Party Settlement Agreement with Robert Oblon. This matter is a companion case to the AAA arbitration proceeding described in paragraph (d) above and, while it remains pending as of March 31, 2021, further action in this case has been stayed by court order, pending final adjudication of the referenced AAA arbitration proceeding.

(f)	Case No. 4:21-cv-00026; Elepreneurs Holdings, LLC d/b/a Elepreneur, LLC, Elepreneurs U.S., LLC d/b/a Elepreneurs, LLC, and SHRG IP Holdings, LLC v. Lori Ann Benson, Andrea Althaus and Lindsey Buboltz, pending in the United States District Court for the Eastern District of Texas. On December 31, 2020, the Company filed suit against three former distributors and obtained injunctive relief from the 429th Judicial District of Collin County, Texas. The lawsuit was removed by the three former distributors to federal court. The Company subsequently obtained injunctive relief from the federal court. The matter remains pending as of March 31, 2021.

(g)	Case No. 4:21-cv-00183; Sharing Services Global Corporation f/k/a Sharing Services, Inc., Elepreneurs Holdings, LLC n/k/a Elevacity Holdings, LLC, Elepreneurs U.S., LLC n/k/a Elevacity U.S., LLC and SHRG IP Holdings, LLC v. AmplifeiIntl, LLC d/b/a HAPInss and HAPInssBrands, LLC pending in the United States District Court for the Eastern District of Texas. On March 5, 2021, the Company and its affiliated entities filed suit against a newly formed competitor for various claims including trademark infringement, trade secret violations, unfair competition under state and federal law as well as tortious interference with contracts and business relationships. The matter remains pending as of March 31, 2021.

(h)	On December 4, 2019, Entrepreneur Media, Inc. filed a Notice of Opposition in response to the “Elepreneurs” trademark application filed by SHRG IP Holdings, LLC, a wholly owned subsidiary of the Company. This opposition proceeding is now pending before the Trademark Trial and Appeal Board of the United States Patent and Trademark Office. On April 13, 2020, SHRG IP Holdings, LLC filed an answer to the Notice of Opposition. A scheduling order has been entered and the parties have exchanged initial disclosures. This matter remains pending as of March 31, 2021.

(i)	The Company engaged in preliminary discussions with various independent contractor distributors of its subsidiaries regarding a previously reported dispute concerning the issuance of stock warrants based on the satisfaction of certain individual sales production metrics. This matter remains pending as of March 31, 2021. See Note 2 - “SIGNIFICANT ACCOUNTING POLICIES - Sales Commissions” for more information about the stock warrants liability associated with this matter.

(j)	The Company engaged in preliminary discussions with an independent contractor distributor of its Subsidiary regarding a previously reported dispute concerning an investment in ventures alleged to be related to the Company, and its Subsidiary operations. This matter remains pending as of March 31, 2021. See Note 2 - “SIGNIFICANT ACCOUNTING POLICIES - Sales Commissions” for more information about the stock warrants liability associated with this matter.

NOTE 17 - BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

Business Segments

As of March 31, 2021, the Company, through its subsidiaries, markets and sells its products and services to consumers, through its independent sales force and proprietary websites, and to its independent distributors. During the fiscal year March 31, 2021, and April 30, 2020, approximately 99% and 98%, respectively, of our consolidated net sales are from our health and wellness products. The Company has determined its reportable segments are: (a) the sale of health and wellness products, and (b) the sale of other products and services. The Company’s determination of its reportable segments is based on how its chief operating decision maker manages the business.

The Company’s segment information is as follows:

	Fiscal Year Ended
	March 31, 2021	April 30, 2020
Net sales
Health and wellness products	$64,046,966	$129,024,888
Other	764,185	2,365,018
Total net sales	$64,811,151	$131,389,906
Operating earnings (loss):
Segment gross profit:
Health and wellness products	$45,997,828	$91,831,033
Other	548,829	1,683,257
Total segment gross profit	46,546,657	93,514,290
Selling and marketing expenses	29,740,974	60,814,242
General and administrative expenses	18, 983,209	23,004,747
Consolidated operating earnings (loss)	$(2,177,526)	$9,695,301
Total Assets:
Health and wellness	$21,829,627	$23,347,464
Corporate	442,686	1,229,894
Consolidated total assets	$22,272,313	$24,577,358
Payments for property and equipment:
Health and wellness	$907,891	$152,814
Corporate	6,445	8,043
Consolidated payments for property and equipment	$914,336	$160,857
Depreciation and amortization:
Health and wellness	$155,085	$122,417
Corporate	8,163	6,443
Consolidated depreciation and amortization	$163,248	$128,860

Geographic Area Information

During the fiscal year ended March 31, 2021, and April 30, 2020, 94% and 95%, respectively, of our consolidated net sales are to customers and independent distributors located in the U.S. (based on the customer’s shipping address). The Company expects its sales to customers and independent distributors located outside the U.S. to increase in the near future and plans to provide disclosure about its sales by geographic area. Substantially all the Company’s assets are located in the U.S.

NOTE 18 - SUBSEQUENT EVENTS

As more fully discussed in Note 13 above, on April 5, 2021, the Company and DSSI entered into a Securities Purchase Agreement (the “SPA Agreement”), pursuant to which the Company issued: (a) a Convertible Promissory Note in the principal amount of $30.0 million (the “Note”) in favor of DSSI, and (b) a detachable Warrant to purchase up to 150,000,000 shares of the Company’s Class A Common Stock, at $0.22 per share. Under the terms of the loan, the Company agreed to pay to DSSI a loan Origination Fee of $3.0 million, payable in shares of the Company’s Class A Common Stock, at the rate of $0.20 per share. Interest on the Note is pre-payable annually in cash or in shares of the Company’s Class A Common Stock, at the option of the Company, except that interest for the first year is pre-payable in shares of the Company’s Class A Common Stock, at the rate of $0.20 per share. Accordingly, in April 2021, the Company issued to DSSI 27,000,000 shares of its Class A Common Stock, including 15,000,000 shares in payment of the loan Origination Fee and 12,000,000 shares in prepayment of interest for the first year. Shareholder approval will be required to increase the number of shares of the Company’s Common Stock authorized to allow for the potential conversion of 100% of the Note. Under the terms of the SPA Agreement, the Company has agreed to seek such shareholder approval on or before July 30, 2021.

As more fully discussed in Note 8 above, the Company’s borrowings under the PPP Loan are eligible for loan forgiveness, subject to certain conditions, pursuant to the Coronavirus Aid, Relief, and Economic Security Act of 2020. In May 2021, the Company was notified by the lender that the Company’s obligations under the loan have been forgiven effective May 25, 2021. The loan forgiveness applies to all principal and interest accrued through the loan forgiveness effective date.

NOTE 19 – SUPPLEMENTARY FINANCIAL INFORMATION

We are a Smaller Reporting Company, as defined in Rule 12b-2 of the Exchange Act, and, accordingly, are not required to provide the supplementary financial information otherwise required by Item 302, as amended.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Background. This section includes information concerning the registrant’s disclosure controls and procedures, and internal control over financial reporting. This section should be read in conjunction with the certifications included elsewhere in this Transition Report for a more complete understanding of the topics presented.

Evaluation of Effectiveness of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of the end of the fiscal period covered by this Transition Report. Certifications of our CEO and our CFO, which are required in accordance with Rule 13a-14 and 15d-14 of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, are attached as Exhibits 31.1 and 31.2 to this Transition Report.

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

Scope of the Controls Evaluation. The evaluation of our disclosure controls and procedures included a review of their objectives and design, our implementation of the controls and procedures and the effect of the controls and procedures on the information generated for use in this Transition Report. In the course of the evaluation, we sought to identify whether we had any data errors, control problems or acts of fraud, and to confirm that appropriate corrective action, including process improvements, was being undertaken if needed. This type of evaluation is performed on a quarterly basis so that conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our Quarterly Reports on Form 10-Q and our Annual Reports on Form 10-K. Many of the components of our disclosure controls and procedures are also evaluated by our legal department and by personnel in our finance organization. The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures on an ongoing basis, and to maintain them as dynamic systems that can change as conditions warrant.

Conclusions Regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of March 31, 2021, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. The Company identified the internal controls discussed below (see “Changes in Internal Control over Financial Reporting”) related to the disclosure of related party disclosures and disclosure of international transactions as having significant weaknesses. The Company undertook additional procedures to ensure the information reported is reliable, timely, and is being recorded on a consistent basis.

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

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), assessed the effectiveness of our internal control over financial reporting as of April 30, 2020. Based on this assessment, management has concluded that, as of March 31, 2021 our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting. During our most recent fiscal quarter, except as discussed below, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In the fiscal year ended March 31, 2021, the Company had the following significant events:

●	The Company added Board of Director members who are also major shareholders and/or control companies that conduct business or are significant creditors to Sharing Services or its subsidiaries. Additionally, several Board of Director members are also members of a management committee exercising direct managerial oversight of several of the Company’s subsidiaries. The Company believes the additional internal controls represent a significant change but should not materially affect our internal control over financial reporting.

●	The Company opened several offices internationally in anticipation of being able to sell products through a multi-level marketing channel globally. The Company has adopted several significant reporting and disclosure controls related to international operations, but these should not materially affect our internal control over financial reporting.

●	In the fiscal year ended March 31, 2021, we completed an upgrade of our information technology systems. Implementation of this system upgrade did not result in material changes in our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as stated below, the information required by Item 10 of this Transition Report is incorporated herein by reference from our Proxy Statement related to the 2021 Annual Meeting of Stockholders under the headings “PROPOSAL 1 – ELECTION OF DIRECTORS,” “DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.”

Directors and Executive Officers

Chan Heng Fai Ambrose, Frank D. Heuszel, and John (“JT”) Thatch, each a Director of the Company, also serve on the Board of Directors of Document Security Systems, Inc (“DSS”). Mr. Thatch also serves as President, CEO and Interim Chairman of the Board of Directors of the Company. DSS, together with its subsidiary, Decentralized Sharing Systems, Inc., is a major shareholder of the Company.

Code of Business Conduct and Ethics

The Company’s Board of Directors has adopted a Code of Business Conduct and Ethics that applies to the Company’s directors, officers and employees. Copies of this document are available in print to any person, free of charge, upon written request to our Investor Relations Department at 1700 Coit Road, Suite 100, Plano, Texas 75075.

Involvement in Legal Proceedings

No Executive Officer or Director of the registrant has been convicted in a criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding that is currently pending. In addition, except as discussed in Part I, ITEM 3 of this Transition Report, no Executive Officer of the registrant is the subject of any other type of legal proceedings pending.

As of the date hereof, no Executive Officer or Director of the registrant is involved in any bankruptcy petition by or against any business in which they are a general partner, an executive officer or a director at this time or within two years of any involvement as a general partner, executive officer, or director of any business.

ITEM 11. EXECUTIVE COMPENSATION

We are a Smaller Reporting Company, as defined in Rule 12b-2 of the Exchange Act and, accordingly, have omitted certain information required by Item 11 of this Transition Report as permitted by applicable scaled disclosure rules.

The additional information required by Item 11 of this Transition Report is incorporated herein by reference from our Proxy Statement related to the 2021 Transition Meeting of Stockholders under the headings “EXECUTIVE COMPENSATION – DIRECTOR AND OFFICER COMPENSATION,” “SUMMARY COMPENSATION TABLE,” “DIRECTOR COMPENSATION” and “OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as stated below, the information required by Item 12 of this Transition Report, including information about securities granted under individual compensation arrangements with executives of the registrant, is incorporated herein by reference from our Proxy Statement related to the 2021 Annual Meeting of Stockholders under the headings “EXECUTIVE COMPENSATION” and “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”

Equity Compensation Plans

The table below reflects stock warrants issued to the Company’s directors, officers, employees, independent sales representatives and consultants in the fiscal year ended March 31, 2021 and April 30, 2020:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)(2)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	25,993,000	$0.14	—
Total	25,993,000	$0.14	—

(1)	In the fiscal years ended March 31, 2021, the Company’s Board of Directors (the “Board”) has authorized the issuance to the Company’s independent distributors of fully vested warrants to purchase up to 4,013,000 shares of the Company’s Common Stock, at an exercise price of $0.01 per share, which expire on September 15, 2021. As of March 31, 2021, stock warrants to purchase up to 1,674,000 shares of the Company’s Common Stock granted under this authorization remain unexercised.

(2)	In the fiscal years ended March 31, 2021 and April 30, 2020, the Board authorized the issuance of fully vested stock warrants to purchase an aggregate of up to 29,200,000 shares and 32,000,000 shares, respectively, of the Company’s Common Stock to its employees, including 24,700,000 shares and 32,000,000 shares, respectively, exercisable at a price linked to the price of a share of the Company’s stock multiplied by a discount rate. At March 31, 2021, stock warrants to purchase up to 24,075,000 shares under these authorizations remain outstanding. In the fiscal year ended April 30, 2020, the Board has also authorized the issuance of fully vested stock warrants to purchase an aggregate of up to 160,000 shares of the Company’s Common Stock to two consultants, at an average exercise price of $3.00 per share, of which warrants to purchase up to 100,000 shares remain outstanding.

(3)	The table above does not reflects (i) fully vested stock warrants sold in connection with stock subscription agreements entered into in 2018 to purchase up to 2,180,000 shares of the Company’s Common Stock, at an exercise price determined by the average trading price per share of the Company’s Common Stock that expire in 2023, (ii) fully vested stock warrants to purchase up to 333,333 shares of the Company’s Common Stock, at an exercise price of $0.15 per share, issued in October 2017 to HWH International, Inc. (“HWH”), and fully vested stock warrants to purchase an aggregate of up to 10,000,000 shares to Document Security Systems, Inc. (“DSS”), at an exercise price of $0.20 per share. Both HWH and DSS are affiliated with Chan Heng Fai Ambrose, who in April 2020 became a Director of the Company. The President, CEO and Interim Chairman of the Board of Directors of the Company, as well as two additional Directors of the Company, including Mr. Chan, also serve on the Board of Directors of DSS. DSS, together with its subsidiary, Decentralized Sharing Systems, Inc., is a major shareholder of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We are a Smaller Reporting Company, as defined in Rule 12b-2 of the Exchange Act and, accordingly, have omitted certain information required by Item 13 of this Transition Report as permitted by applicable scaled disclosure rules.

The additional information required by Item 13 of this Transition Report is incorporated herein by reference from our Proxy Statement related to the 2021 Annual Meeting of Stockholders under the heading “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of this Transition Report is incorporated herein by reference from our Proxy Statement related to the 2021 Annual Meeting of Stockholders under the heading “PROPOSAL 4 – RATIFICATION OF THE APPOINTMENT OF OUR INDEPENDENT AUDITORS.”

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Transition Report:

(a) List of Financial Statements and Financial Statement Schedules required by Item 8 of this Transition Report: See Consolidated Financial Statements, beginning on Page 28 of this Transition Report. Certain financial statement schedules have been omitted because the required information does not apply or is contained in the registrant’s Consolidated Financial Statements, including the notes thereto.

(b) Exhibits

The following exhibits are filed as part of this Transition Report or are incorporated herein by reference:

3.1	Amended and Restated Articles of Incorporation of Sharing Services Global Corporation, which is incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 24, 2019

3.2	Bylaws of Sharing Services Global Corporation, which is incorporated herein by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 24, 2019

4.1	Certificate of Designation of Series A Preferred Stock, which is incorporated herein by reference from Exhibit 3.1.2 to the Company’s Current Report on Form 8-K filed on May 8, 2017

4.2	Certificate of Designation of Series B Preferred Stock, which is incorporated herein by reference from Exhibit 3.1.3 to the Company’s Current Report on Form 8-K filed on May 8, 2017

4.3	Amendment to Certificate of Designation of Series B Preferred Stock, which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on August 29, 2019

4.4	Certificate of Designation of Series C Preferred Stock, which is incorporated herein by reference from Exhibit 3.1.4 to the Company’s Current Report on Form 8-K filed on May 8, 2017

4.5	Convertible Promissory Note dated April 13, 2018 issued by Sharing Service, Inc. in favor of RB Capital Partners, Inc., which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on April 19, 2018

4.6	Convertible Promissory Note dated April 5, 2021 issued by Sharing Service Global Corporation in favor of Decentralized Sharing Systems, Inc., which is incorporated herein by reference from Exhibit 1.2 to the Company’s Current Report on Form 8-K filed on April 9, 2021

4.7	Warrant to Purchase Shares of Sharing Services Global Corporation’s Class A Common Stock, which is incorporated herein by reference from Exhibit 1.3 to the Company’s Current Report on Form 8-K filed on April 9, 2021

10.1	Amended and Restated Executive Employment Agreement effective as of May 16, 2019 between John “JT” Thatch and Sharing Service Global Corporation, which is incorporated herein by reference from Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on March 12, 2020

10.2	Multi-Party Settlement Agreement, effective as of February 28, 2020, by and between Sharing Services Global Corporation and relevant subsidiaries, Robert Oblon, Jordan Brock, certain officers and directors of Sharing Services Global Corporation, and certain other corporate parties, which is incorporated herein by reference from Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on July 8, 2020

10.3	U. S. Small Business Administration Note dated May 13, 2020 issued by Sharing Services Global Corporation in favor of Prosperity Bank, which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on May 18, 2020

10.4	Stock Purchase and Share Subscription Agreement dated as of July 22, 2020 by and between Sharing Services Global Corporation and Chan Heng Fai Ambrose, which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on July 24, 2020

10.5	Settlement Accommodation Agreement [Including Stock Disposition and Release Provisions] dated July 22, 2020 by and between Sharing Services Global Corporation, Bear Bull Market Dividends, Inc., Kenyatto Montez Jones, and MLM Mafia, Inc., which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on July 30, 2020

10.6	Executive Employment Agreement by and between S. Mark Nicholls and Sharing Services Global Corporation Effective as of February 1, 2021, which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on January 21, 2021

10.7	Securities Purchase Agreement dates as of April 5, 2021 by and among Sharing Service Global Corporation and Decentralized Sharing Systems, Inc., which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on April 9, 2021

10.8	Form of Distributor Agreement of The Happy Co. *

10.9	2021 The Happy Co. Brand Partner Compensation Plan *

21.1	List of Subsidiaries of Sharing Services Global Corporation *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101	The following financial information from our Annual Report on Form 10-K for the fiscal year ended March 31, 2021 and the fiscal year ended April 30, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows and (iv) Consolidated Statements of Stockholders’ Equity (Deficit) *

*Included herewith

(c) Financial Statement Schedules – Not applicable

ITEM 16. FORM 10-K SUMMARY.

As permitted, the Company has elected to omit the information required by Item 16 of this Transition Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of June 2021.

SHARING SERVICES GLOBAL CORPORATION
(Registrant)

By:	/s/ John Thatch
John Thatch
President, Chief Executive Officer and Interim Chairman of the Board of Directors

By:	/s/ S. Mark Nicholls
S. Mark Nicholls
Chief Financial Officer

By:	/s/ Everett C. Schaefer Jr.
Everett C. Schaefer Jr.
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John Thatch	President, Chief Executive Officer and Interim Chairman of the Board of Director (Principal Executive Officer)	June 10, 2021
John Thatch

/s/ Chan Heng Fai Ambrose	Director	June 10, 2021
Chan Heng Fai Ambrose

/s/ David K. Keene	Director	June 10, 2021
David K. Keene

/s/ Frank D. Heuszel	Director	June 10, 2021
Frank D. Heuszel

/s/ Castel B. Hibbert	Director	June 10, 2021
Castel B. Hibbert

/s/ Robert H. Trapp	Director	June 10, 2021
Robert H. Trapp

/s/ Christian Zimmerman	Director	June 10, 2021
Christian Zimmerman

