Form 10-Q
period 2021-06-30
SHARING SERVICES GLOBAL Corp
filed 2021-08-16
CIK 1644488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

As of August 6, 2021, there were 187,610,769 shares of the issuer’s Class A Common Stock outstanding.

In its fiscal year 2021, the Company changed its fiscal year-end from a fiscal year ending on April 30 to a fiscal year ending on March 31. In this Quarterly Report, references to “the Company,” “Sharing Services,” “our company,” “we,” “our,” “ours” and “us” refer to Sharing Services Global Corporation and its consolidated subsidiaries unless otherwise indicated or the context otherwise requires.

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

3

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

The following condensed consolidated balance sheets as of June 30, 2021, and March 31, 2021, and the condensed consolidated statements of operations, condensed consolidated statements of cash flows, and condensed consolidated statements of stockholders’ equity for the three months ended June 30, 2021, and July 31, 2020, are those of Sharing Services Global Corporation and its subsidiaries.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	March 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$35,918,667	$12,144,409
Trade accounts receivable, net	1,510,153	1,514,359
Income taxes receivable	1,011,797	1,011,740
Notes receivable, net	84,529	94,600
Inventory, net	5,825,361	2,471,310
Other current assets	3,573,308	2,403,634
Total Current Assets	47,923,815	19,640,052
Property and equipment, net	1,060,468	887,950
Right-of-use assets, net	288,268	428,075
Deferred income taxes, net	-	1,873,170
Intangible assets	796,182	188,567
Other assets	188,883	219,142
TOTAL ASSETS	$50,257,616	$23,236,956

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$2,263,780	$1,295,174
Accrued sales commission payable	3,856,998	4,713,777
Employee stock warrants liability	1,920,629	3,132,161
Note payable	-	1,040,400
Accrued and other current liabilities	4,785,225	5,876,131
Current portion of convertible notes payable, net of unamortized debt discount of $0 at June 30 and $369 at March 31	100,000	99,631
Total Current Liabilities	12,926,632	16,157,274
Deferred income taxes, net	4,517,050	-
Convertible notes payable, net of unamortized debt discount of $27,659,101 and deferred financing costs of $2,764,599 at June 30 and unamortized debt discount of $15,238 at March 31	2,390,899	34,762
Settlement liability, long term portion	539,522	808,071
Lease liability, long-term	52,399	77,810
TOTAL LIABILITIES	20,426,502	17,077,917
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.0001 par value, 200,000,000 shares authorized:
Series A convertible preferred stock, $0.0001 par value, 100,000,000 shares designated, 5,100,000 shares issued and outstanding at both June 30 and March 31	510	510
Series B convertible preferred stock, $0.0001 par value, 10,000,000 shares designated, no shares issued and outstanding at June 30 and March 31	-	-
Series C convertible preferred stock, $0.0001 par value, 10,000,000 shares designated, 3,220,000 shares and 3,230,000 shares issued and outstanding at June 30 and March 31, respectively	322	323
Common Stock, $0.0001 par value, 500,000,000 Class A shares authorized, 187,110,769 and 160,100,769 shares issued and outstanding at June 30 and March 31, respectively	18,711	16,010
Common Stock, $0.0001 par value, 10,000,000 Class B shares authorized, no shares issued and outstanding at June 30 and March 31	-	-
Additional paid in capital	71,845,068	43,757,768
Shares to be issued	12,146	12,146
Accumulated deficit	(42,077,846)	(37,627,718)
Cumulative translation adjustments	32,203	-
Total Stockholders’ Equity	29,831,114	6,159,039
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$50,257,616	$23,236,956

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended
	June 30, 2021	July 31, 2020
Net sales	$11,211,526	$21,889,160
Cost of goods sold	3,353,810	5,889,026
Gross profit	7,857,716	16,000,134
Operating expenses
Selling and marketing expenses	5,150,475	9,601,832
General and administrative expenses	4,728,310	6,369,270
Total operating expenses	9,878,785	15,971,102
Operating earnings (loss)	(2,021,069)	29,032
Other income (expense)
Interest expense, net	(2,930,014)	(9,127)
Litigation settlements and other non-operating	(23,605)	(78,822)
Gain (loss) on employee warrants liability	1,134,170	(1,123,500)
Gain on extinguishment of debt	1,040,400	-
Total other income (expense), net	(779,049)	(1,211,449)
Loss before income taxes	(2,800,118)	(1,182,417)
Income tax (benefit) provision	747,889	(133,717)
Net loss	$(3,548,007)	$(1,048,700)
Other Comprehensive Income/Loss (net of tax):
Currency translation adjustments	32,203	-
Total other comprehensive income	32,203	-
Comprehensive loss	$(3,515,804)	$(1,048,700)
Earnings (loss) per share:
Basic	$(0.02)	$(0.01)
Diluted	$(0.02)	$(0.01)
Weighted average shares:
Basic	184,435,274	140,202,821
Diluted	184,435,274	140,202,821

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended
	June 30, 2021	July 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,548,007)	$(1,048,700)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	87,114	42,217
Stock-based compensation expense (gain)	(931,533)	2,650,467
Deferred income tax benefit	(717,960)	(567,777)
Amortization of debt discount and other	2,356,507	25,121
Gain on extinguishment of debt	(1,040,400)	-
Provision for obsolete inventory	116,334	-
Changes in operating assets and liabilities:
Accounts receivable	4,755	43,588
Inventory	(3,450,228)	(185,639)
Other current assets	730,387	(714,713)
Other assets	(89,935)	-
Accounts payable	959,990	51,281
Income taxes payable	1,446,896	316,074
Lease liability	1,621	1,638
Accrued and other liabilities	(1,942,929)	(4,318,040)
Net Cash Used in Operating Activities	(6,017,388)	(3,704,483)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property and equipment	(244,728)	(61,046)
Collection of notes receivable	10,070	48,698
Due to related parties and other	-	(8,400)
Net Cash Used in Investing Activities	(234,658)	(20,748)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	3,000,000
Proceeds from issuance of promissory notes	30,000,000	1,040,400
Repayment of promissory notes payable	-	-
Net Cash Provided by Financing Activities	30,000,000	4,040,400
IMPACT OF CURRENCY RATE CHANGES ON CASH	26,304	-
Increase in cash and cash equivalents	23,774,258	315,169
Cash and cash equivalents, beginning of period	12,144,409	11,742,728
Cash and cash equivalents, end of period	$35,918,667	$12,057,897

Supplemental cash flow information
Cash paid for interest	$14,442	$3,687
Cash paid for income taxes	$-	$4,398
Supplemented disclosure of non-cash investing and financing activities:
Stock issued for financing fees and prepaid interest on debt	$5,400,000	$-
Settlement obligation satisfied with shares of common stock	$-	$400,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Class A and Class B Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid in Capital	Shares to be Issued	Accumulated Deficit	Cumulative Translation Adjustments	Total
Balance – March 31, 2021	5,100,000	$510	-	$-	3,230,000	$323	160,100,769	$16,010	$43,757,768	$12,146	$(37,627,718)	$-	$6,159,039
Common stock issued for deferred financing costs and prepaid interest on debt	-	-	-	-	-	-	27,000,000	2,700	6,477,300	-	(1,080,000)	-	5,400,000
Conversions of preferred stock			-	-	(10,000)	(1)	10,000	1	-	-	-	-	-
Issuance of debt with beneficial conversion feature and in-the-money stock warrant, net of tax	-	-	-	-	-	-	-	-	21,330,000	-	-	-	21,330,000
Expiration of common stock puts	-	-	-	-	-	-	-	-	-	-	177,879	-	177,879
Stock-based compensation expense	-	-	-	-	-	-	-	-	280,000	-	-	-	280,000
Currency translation adjustments	-	-	-	-	-	-	-	-	-	-	-	32,203	32,203
Net earnings (loss)	-	-	-	-	-	-	-	-	-	-	(3,548,007)	-	(3,548,007)
Balance – June 30, 2021	5,100,000	$510	-	$-	3,220,000	$322	187,110,769	$18,711	$71,845,068	$12,146	$(42,077,846)	$32,203	$29,831,114

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Class A and Class B Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid in Capital	Subscription Receivable	Shares to be Issued	Treasury Stock	Accumulated Deficit	Total
Balance – April 30, 2020	32,478,750	$3,248	10,000,000	$1,000	3,490,000	$349	136,072,386	$13,607	$38,871,057	$(114,405)	$11,785	$(1,532,355)	$(33,992,697)	$3,261,589
Common stock issued for cash	-	-	-	-	-	-	30,000,000	3,000	2,997,000	-	-		-	3,000,000
Common stock issued upon settlement of litigation	-	-	-	-	-	-	10,000,000	1,000	399,000	-	-		-	400,000
Preferred stock retired	(5,628,750)	(563)	-	-	-	-	-	-	563	-	-		-	-
Stock warrants exercised	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Net earnings	-	-	-	-	-	-	-	-	-	-	-		(1,048,700)	(1,048,700)
Balance – July 31, 2020	26,850,000	$2,685	10,000,000	$1,000	3,490,000	$349	176,072,386	$17,607	$42,267,620	$(114,405)	$11,785	$(1,532,355)	$(35,041,397)	$5,612,889

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

The Company is an emerging growth company and was incorporated in the State of Nevada in April 2015. In its fiscal year 2021, the Company changed its fiscal year-end from a fiscal year ending on April 30 to a fiscal year ending on March 31. The Company has decided not to restate the information reported for prior accounting periods, because: (a) the Company’s business is not inherently seasonal, (b) the change in fiscal years did not materially distort comparability of the Company’s results of operations and cash flows, and (c) the cost to restate the data reported for prior periods outweighs the usefulness of such restated data. Accordingly, the condensed consolidated financial statements included herein reflect the results of operations and cash flows for the three months ended June 30, 2021 (91 days) compared to the three months ended July 31, 2020 (92 days).

Currently, the Company markets and distributes its health and wellness and other products primarily in the United States, Canada, the Republic of Korea, and other countries in the Asia Pacific region. The Company does not currently operate retail stores. Through its subsidiaries, the Company currently markets its products and services through an independent sales force, using a direct selling business model.

Basis of Presentation

The condensed consolidated interim financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted as permitted pursuant to the rules and regulations of the SEC, although we believe that the disclosures made are adequate to make the information not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Transition Report on Form 10-K for the transition period ended March 31, 2021. Unless so stated, the disclosures in the accompanying condensed consolidated financial statements do not repeal the disclosures in our consolidated financial statements for the transition period ended March 31, 2021.

During the 11-month transition period ended March 31, 2021, and the three months ended June 30, 2021, the Company’s net loss was $1,235,021 and $3,548,007, respectively. During the 11-month transition period ended March 31, 2021, and the three months ended June 30, 2021, the Company’s cash used in operating activities was $1,566,970 and $6,017,388, respectively. As of June 30, 2021, cash and cash equivalents are $35,918,667. The Company anticipates continuing to use operating cash due to: (i) a sustained reduction in sales; (ii) investments in new markets, new lines of business, and new products, and (iii) costs associated with the due diligence of purchasing strategic assets and companies. The Company believes that funds from the $30 million convertible loan received from Decentralized Sharing Systems, Inc. on April 5, 2021 (see Note 4), provides the Company with sufficient liquidity to sustain the Company’s plans and operations at current levels over the next twelve months.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to the prior year data to conform to the current period’s presentation, primarily consisting, as of March 31, 2021, reclassification of the liability associated with uncertain tax positions of $904,643 and, for the three months ended July 31, 2020, reclassification of the gain on employee warrants liability of $1,123,500.

Correction of Errors

In the three months ended January 31, 2021, the Company identified two errors in amounts previously reported in its Quarterly Report on Form 10-Q for the interim periods ended July 31, 2020, concerning the method used to capitalize work-in-progress for projects and errors in its stock-based compensation expense related to employment contracts.

Accordingly, in the three months ended January 31, 2021, the Company made the following corrections to previously reported amounts:

Capitalization of Costs for Ongoing Projects and Development of a New Business Brand. - In the three months ended January 31, 2021, the Company capitalized costs incurred in connection with ongoing upgrades to its information technology systems, the development of the new business brand “The Happy Co” and office renovations, in the aggregate, of $816,116. Of the amount capitalized, $58,038 (before tax) should have been capitalized in the quarter ended July 31, 2020.

Stock-based Compensation Expense - In the three months ended January 31, 2021, the Company conducted a detailed review of the terms and conditions of stock warrants awarded to its employees in connection with employment agreements. As a result of this review, the Company concluded that stock-based compensation expense reported in the quarter ended July 31, 2020, was understated, before income taxes, by $5,587.

The impact on our previously reported Net Earnings for the affected period indicated is:

Three Months Ended July 31, 2020
Net Earnings/(Loss) – As Reported	$(1,093,377)
Adjustments (net of tax):
Capitalized Projects	50,264
Warrant Benefit / (Expense)	(5,587)
Total Adjustments (net of tax)	44,677
Net Earnings/(Loss) – As Corrected	$(1,048,700)

The Company has identified the impacted internal controls for both errors and has implemented additional internal controls in order to identify and mitigate in the future.

Use of Estimates and Assumptions

The preparation of financial statements in accordance with GAAP requires the use of judgment and requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures about contingent assets and liabilities, if any. Matters that require the use of estimates and assumptions include: the recoverability of notes and accounts receivable, the valuation of inventory, the useful lives of fixed assets, the assessment of long-lived assets for impairment, the nature and timing of satisfaction of performance obligations resulting from contracts with customers, allocation of the transaction price to multiple performance obligations in a sales transaction, the measurement and recognition of right-of-use assets and related lease liabilities, the valuation of stock-based compensation awards, the measurement and recognition of uncertain tax positions, and the valuation of loss contingencies, if any. Actual results may differ from these estimates in amounts that may be material to our consolidated financial statements. We believe that the estimates and assumptions used in the preparation of our consolidated financial statements are reasonable.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company includes in its cash and cash equivalents credit card receivables due from its merchant processors, which are expected to be settled within 24 to 72 hours. At June 30, 2021, and March 31, 2021, credit card receivables were $4,260,380 and $6,225,139, respectively. In addition, as of June 30, 2021, and March 31, 2021, cash and cash equivalents held in bank accounts in foreign countries in the ordinary course of our business were $4,416,179 and $1,612,026, respectively. Amounts held by merchant processors or held in bank accounts located in foreign countries are generally not insured by any federal agency.

Inventory

Inventory consists of finished goods and promotional materials and are stated at the lower of cost, determined using the first-in, first-out (“FIFO”) method, or net realizable value. The Company periodically assesses its inventory levels when compared to current and anticipated sales levels. During the three months ended June 30, 2021, and July 31, 2020, the Company recognized a provision for excess (slow-moving) or obsolete inventory of $116,334 and nil, respectively, in connection with health and wellness product that is damaged, expired or otherwise in excess of forecasted outputs, based on our current and anticipated sales levels. The Company reports its provisions for inventory losses in cost of goods sold in its consolidated statements of operations.

Other Current Assets

As of June 30, 2021, and March 31, 2021, other current assets were $3,573,308 and $2,403,634, respectively. These amounts primarily consisted of inventory-related deposits of $971,619 and $1,845,722, employee advances of $233,155 and $320,631, and prepaid freight and other expenses of $534,013 and $210,665, as of June 30, 2021, and March 31, 2021, respectively. In addition, as of June 30, 2021, these amounts included prepaid interest related to the DSSI loan of $1,834,521 (see Note 7 below).

Accrued and Other Current Liabilities

As of June 30, 2021, and March 31, 2021, accrued and other current liabilities were $4,785,225 and $5,876,131, respectively. These amounts consisted of deferred sales revenues of $971,917 and $1,449,359, state and local taxes payable of $927,178 and $1,048,717, liability associated with uncertain tax positions of $921,977 and $904,643, accrued severance expense of $25,000 and $700,000, payroll and employee benefits of $722,904 and $523,454, current portion of settlement liability of $363,008 and $376,921, current portion of lease liability of $260,623 and $373,398 and other operational accruals of $592,618 and $499,639, respectively.

Note Payable

In May 2020, the Company was granted a loan (the “PPP Loan”) by a commercial bank in the amount of $1.0 million, pursuant to the Paycheck Protection Program features of the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”).

At March 31, 2021, loan principal in the amount of $1.0 million was outstanding. The Company’s borrowings under the PPP Loan were eligible for loan forgiveness under the provisions of the CARES Act. In June 2021, the Company was formally notified by the lender that the Company’s obligations under the loan have been forgiven effective May 25, 2021. The loan forgiveness applies to all principal and interest accrued through the loan forgiveness effective date. The Company recognized a gain on extinguishment of debt of $1.0 million in connection with such loan forgiveness.

Foreign Currency Translation

Prior to April 1, 2021, substantially all our consolidated net sales were denominated in U.S. dollars. As part of our growth initiatives, we are in the process of expanding operations outside the United States. The functional currency of each of our foreign operations is generally the respective local currency. Balance sheet accounts are translated into U.S. dollars (our reporting currency) at the rates of exchange in effect at the balance sheet date, while the results of operations and cash flows are generally translated using average exchange rates for the periods presented. Individually material transactions, if any, are translated using the actual rate of exchange on the transaction date. The resulting translation adjustments are reported in cumulative translation adjustments in our consolidated balance sheets.

Comprehensive Income

For the three months ended June 30, 2021, the Company’s comprehensive income was comprised of currency translation adjustments and net earnings (loss). Prior to April 1, 2021, the only component of the Company’s comprehensive income was its net earnings (loss).

Revenue Recognition

As of June 30, 2021, and March 31, 2021, deferred sales revenue associated with product invoiced but not received by customers at the balance sheet date was $779,844 and $1.2 million, respectively. In addition, as of June 30, 2021, and March 31, 2021, deferred sales revenue associated with our unfulfilled performance obligations for services offered on a subscription basis was $121,798 and $153,216, and deferred sales revenue associated with our performance obligations for customers’ right of return was $70,275 and $95,780, respectively. Deferred sales revenue is expected to be recognized over one year.

During the three months ended June 30, 2021, no individual customer, or affiliated group of customers, represents 10% or more of our consolidated net sales, and approximately 70% of our net sales were to customers (including 31% to recurring customers, which we refer to as “SmartShip” sales, and approximately 39% to new customers) and approximately 30% of our net sales were to our independent distributors. During the three months ended June 30, 2021, and July 31, 2020, approximately 89% and 93%, respectively, of our consolidated net sales were to our customers and/or independent distributors located in the United States. No other country accounted for 10% or more of our consolidated net sales.

During the three months ended June 30, 2021, substantially all our consolidated net sales are from our health and wellness products (including approximately 42% from the sale of Nutraceutical products, 27% from the sale of coffee and other functional beverages, 12% from the sale of weight management products, and approximately 19% from the sale of all other health and wellness products). During the three months ended July 31, 2020, approximately 98% of our consolidated net sales are from the sale of our health and wellness products (including 60% from the sale of Nutraceutical products, 27% from the sales of coffee and other functional beverages, and 11% from the sale of all other health and wellness products).

During the three months ended June 30, 2021, approximately 49% of our consolidated product purchases were from a third-party manufacturer based in the U.S., while 51% of our product purchases were from a related-party supplier located in the Republic of Korea. During the three months ended July 31, 2020, product purchases from one third-party manufacturer (the same U.S.-based supplier discussed in the preceding sentence) accounted for approximately 98% of our total product purchases.

Sales Commissions

The Company recognizes sales commission expense, when incurred, in accordance with GAAP. During the three months ended June 30, 2021, and July 31, 2020, sales commission expense, which is included in selling and marketing expenses in our consolidated statements of earnings and comprehensive income, was $5.0 million and $9.4 million, respectively.

Recently Issued Accounting Standards - Recently Adopted

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12, among other things, (a) eliminates the exception to the incremental approach for intra-period tax allocation when there is a loss from continuing operations and income (or a gain) from other items, (b) eliminates the exception to the general methodology for calculating income taxes in an interim period when the year-to-date loss exceeds the anticipated loss for the year, (c) requires than an entity recognize a franchise tax (or a similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, and (d) requires than an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation for the interim period that includes the enactment date. The Company adopted ASU 2019-12 effective April 1, 2021, and adoption did not have a material impact on its consolidated financial statements.

Recently Issued Accounting Standards - Pending Adoption

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (ASU 2020-06), which simplifies the accounting for certain convertible instruments. Among other things, under ASU 2020-06, the embedded conversion features no longer must be separated from the host contract for convertible instruments with conversion features not required to be accounted for as derivatives, or that do not result in substantial premiums accounted for as paid-in capital. ASU 2020-06 also eliminates the use of the treasury stock method when calculating the impact of convertible instruments on diluted Earnings per Share. For the Company, the provisions of ASU 2020-06 are effective for its fiscal quarter beginning on April 1, 2024. Early adoption is permitted, subject to certain limitations. The Company is evaluating the potential impact of adoption on its consolidated financial statements.

NOTE 2 – INVENTORY

Inventories consist of finished goods and promotional materials. The Company provides an allowance for any slow-moving or obsolete inventory. As of June 30, 2021, and March 31, 2021, inventory consists of the following:

	June 30, 2021	March 31, 2021
Finished Goods	$6,026,753	$2,556,368
Allowance for inventory obsolescence	(201,392)	(85,058)
	$5,825,361	$2,471,310

The increase in finished goods for the quarter, compared to as of March 31, 2021, is primarily due to the acquisition of product related to our South Korean operations, which stated selling product in June 2021.

NOTE 3 – EARNINGS (LOSS) PER SHARE

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

The calculation of diluted earnings per share also reflects an adjustment to net earnings for the potential reduction to a reporting period’s interest expense, net of applicable income tax, which would result if the Company’s convertible notes payable were converted at the beginning of such reporting period.

The following table sets forth the computations of basic and diluted earnings (loss) per share:

	Three Months Ended July 31,
	June 30, 2021	July 31, 2020
Net loss	$(3,548,007)	$(1,048,700)
Weighted average basic shares	184,435,274	140,202,821
Weighted average diluted shares	184,435,274	140,202,821
Loss per share:
Basic	$(0.02)	$(0.01)
Diluted	$(0.02)	$(0.01)

The following potentially dilutive securities and instruments were outstanding as of June 30, 2021, and July 31, 2020, but excluded from the table above because their impact would be anti-dilutive:

	June 30, 2021	July 31, 2020
Convertible preferred stock	8,325,165	44,133,288
Convertible notes payable	152,231,082	10,406,100
Stock warrants	168,295,815	27,695,037
Total potential incremental shares	328,852,062	82,234,425

The preceding table does not include 8,750,000 and 11,625,000 stock warrants held by employees which are not vested (or exercisable) at June 30, 2021, and July 31, 2020, respectively.

NOTE 4 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

Issuance Date	Maturity Date	Interest Rate	Conversion Price (per share)	June 30, 2021	March 31, 2021
April 2021	April 2024	8%	$0.20	$30,000,000	$-
October 2017	October 2022	12%	$0.15	50,000	50,000
April 2018	April 2021	0%	$0.01	100,000	100,000
Total convertible notes payable				30,150,000	150,000
Less: unamortized debt discount and deferred financing costs				27,659,101	15,607
				2,490,899	134,393
Less: current portion of convertible notes payable				100,000	99,631
Long-term convertible notes payable				$2,390,899	$34,762

The Company’s convertible notes are convertible, at the option of the holder, into shares of the Company’s Common Stock at the conversion prices shown above.

In October 2017, the Company issued a Convertible Promissory Note in the principal amount of $50,000 (the “Note”) to HWH International, Inc (“HWH” or the “Holder”). HWH is affiliated with Heng Fai Ambrose Chan, who in April 2020 became a Director of the Company. The Note is convertible into 333,333 shares of the Company’s Common Stock. Concurrent with issuance of the Note, the Company issued to HWH a detachable warrant to purchase up to an additional 333,333 shares of the Company’s Common Stock, at an exercise price of $0.15 per share. Under the terms of the Note and the detachable stock warrant, the Holder is entitled to certain financing rights. If the Company enters into more favorable transactions with a third-party investor, it must notify the Holder and may have to amend and restate the Note and the detachable stock warrant to be identical. See Note 7 below.

In December 2019, the Company and the holder of the Company’s convertible note dated April 13, 2018 (the “April 2018 Note”) entered into an amendment to the underlying promissory note. Pursuant to the amendment, the parties extended the maturity date of the note to April 2021. In addition, after giving effect to the amendment, the April 2018 Note is non-interest bearing. All other terms of the April 2018 Note remain unchanged. As of the date of this Quarterly Report, the Company and the holder of the note are discussing options for the note holder to convert a portion of the note and for the Company to settle the remainder of the note. The Company intends to conclude these discussions and to settle the April 2018 Note in the foreseeable future.

On April 5, 2021, the Company and Decentralized Sharing Systems, Inc. (“DSSI”) entered into a Securities Purchase Agreement, pursuant to which the Company issued: (a) a Convertible Promissory Note in the principal amount of $30.0 million (the “Note”) in favor of DSSI, and (b) a detachable Warrant to purchase up to 150,000,000 shares of the Company’s Class A Common Stock, at $0.22 per share, and DSSI loaned to the Company $30.0 million. DSSI, is a subsidiary of Document Security Systems, Inc. (“DSS”), and, together with DSS, is a major shareholder of the Company. Under the terms of the loan, the Company agreed to pay to DSSI a loan Origination Fee of $3.0 million, payable in shares of the Company’s Class A Common Stock, at the rate of $0.20 per share. The Note bears interest at the annual rate of 8% and matures on April 5, 2024, subject to certain acceleration provisions upon the occurrence of an Event of Default, as defined in the Note. At any time during the term of the Note, all or part of the Note, including the principal amount less unamortized prepaid interest, if any, plus any accrued interest can be converted into shares of the Company’s Class A Common Stock at the rate of $0.20 per share, at the option of the holder. Interest on the Note is pre-payable annually in cash or in shares of the Company’s Class A Common Stock, at the option of the Company, except that interest for the first year is pre-payable in shares of the Company’s Class A Common Stock, at the rate of $0.20 per share.

In connection with the issuance of the Note and the detachable Warrant, the Company allocated $15.0 million of the net proceeds from the loan to the detachable Warrant, allocated $12.0 million of the net proceeds to the beneficial conversion feature embedded in the Note and recognized deferred financing costs of $3.0 million. The resulting debt discount and the deferred financing costs are being amortized into interest expense over the term of the note (three years). During the three months ended June 30, 2021, the Company issued to DSSI 27,000,000 shares of its Class A Common Stock, including 15,000,000 shares in payment of the loan Origination Fee and 12,000,000 shares in prepayment of interest for the first year. In connection therewith, the Company recognized a deemed dividend of $1,080,000 for the excess of the fair value of the shares issued over the amounts settled.

During the three months ended June 30, 2021, and July 31, 2020, interest expense in connection with the Company’s convertible notes was $566,975 and $1,512, respectively, excluding amortization of debt discount of $2,356,507 and $2,519, respectively, and, in the three months ended June 30, 2021, amortization of deferred financing costs of $235,401. These amounts are included in interest expense in our consolidated statements of operations.

NOTE 5 – INCOME TAXES

The statutory rates for our domestic and our material foreign operations are as follows for the periods shown:

Country	2021	2020
United States	21%	21%
Republic of Korea	22%	22%

For the three months ended June 30, 2021, and July 31, 2020, the Company’s consolidated effective tax rate was -26.7% and 11.3%, respectively. Our consolidated effective tax rate for the three months ended June 30, 2021, was different from the federal statutory rate primarily due to the valuation allowance of $1,429,620 placed on certain deferred tax assets being carried forward or projected to reverse in future years due to the uncertainty of the Company generating taxable income in the foreseeable future. Income taxes applicable to our foreign operations are not material in the periods presented.

The effective tax rate for the three months ended July 31, 2020, was different from the federal statutory rate primarily due to state income and franchise tax liabilities.

NOTE 6 - STOCKHOLDERS’ EQUITY

Common Stock

During the three months ended June 30, 2021, the Company issued to DSSI 27,000,000 shares of its Class A Common Stock, including 15,000,000 shares in payment of the loan Origination Fee and 12,000,000 shares in prepayment of interest for the first year, as more fully discussed in Note 4. In addition, during the three months ended June 30, 2021, the holders of 10,000 shares of the Company’s Series C preferred stock converted such holdings into 10,000 shares of the Company’s Class A Common Stock.

As of June 30, 2021, 187,110,769 shares of our Class A Common Stock remained issued and outstanding.

NOTE 7 - RELATED PARTY TRANSACTIONS

Decentralized Sharing Systems, Inc.

In July 2020, the Company and Heng Fai Ambrose Chan, a Director of the Company, entered into a Stock Purchase and Share Subscription Agreement (the “SPA Agreement”) pursuant to which Mr. Chan invested $3.0 million in the Company in exchange for 30.0 million shares of the Company’s Class A Common Stock and a fully vested Stock Warrant to purchase up to 10.0 million shares of the Company’s Class A Common Stock at an exercise price of $0.20 per share. On the stock warrant issuance date, the closing price for the Company’s common stock was $0.177 per share and the Company recognized a deemed dividend of $2.4 million. Simultaneously with the SPA Agreement, Mr. Chan and Decentralized Sharing Systems, Inc. (“DSSI”), a subsidiary of Document Security Systems, Inc.(“DSS”), and, together with DSS, a major shareholder of the Company, entered into an Assignment and Assumption Agreement pursuant to which Mr. Chan assigned to DSS all interests in the SPA Agreement. In July 2020, the Company issued 30.0 million shares of its Class A Common Stock to DSS, an “accredited investor” as defined in the Securities Act, pursuant to the SPA Agreement. Under the terms of the SPA Agreement, the shares of Class A Common Stock issued to DSS are subject to a one (1) year restriction. The Stock Warrant issued pursuant to the SPA Agreement expires on the third anniversary from the issuance date, unless exercised earlier.

On April 5, 2021, the Company and DSSI entered into a Securities Purchase Agreement, pursuant to which the Company issued: (a) a Convertible Promissory Note in the principal amount of $30.0 million (the “Note”) in favor of DSSI, and (b) a detachable Warrant to purchase up to 150,000,000 shares of the Company’s Class A Common Stock, at $0.22 per share, and DSSI loaned to the Company $30.0 million. Under the terms of the loan, the Company agreed to pay to DSSI a loan Origination Fee of $3.0 million, payable in shares of the Company’s Class A Common Stock, at the rate of $0.20 per share. See Note 4 for more information.

As of June 30, 2021, DSS and its affiliates owned 91.2 million shares of the Company’s Class A Common Stock, excluding 160.0 million shares issuable upon the exercise of warrants held by DSS and 150.0 million shares issuable upon conversion of the Note discussed in the preceding paragraph. Heng Fai Ambrose Chan, Frank D. Heuszel, and John (“JT”) Thatch, each a Director of the Company, also serve on the Board of Directors of DSS. Mr. Thatch also serves as President, CEO and Interim Chairman of the Board of Directors of the Company.

HWH International, Inc.

In October 2017, the Company issued a Convertible Promissory Note in the principal amount of $50,000 (the “Note”) to HWH International, Inc (“HWH” or the “Holder”). HWH is affiliated with Heng Fai Ambrose Chan, who in April 2020 became a Director of the Company. The Note is convertible into 333,333 shares of the Company’s Common Stock. Concurrent with issuance of the Note, the Company issued to HWH a detachable stock warrant to purchase up to an additional 333,333 shares of the Company’s Common Stock, at an exercise price of $0.15 per share. Under the terms of the Note and the detachable stock warrant, the Holder is entitled to certain financing rights. If the Company enters into more favorable transactions with a third-party investor, it must notify the Holder and may have to amend and restate the Note and the detachable stock warrant to be identical. As of the date of this Quarterly Report, the Company and HWH are jointly reviewing the Note and the detachable stock warrant. The number of shares that HWH may acquire upon conversion of the HWH Note and exercise of the detachable warrant may be greater than the amounts described in this paragraph, depending on the results of such review.

HWH World, Inc.

A subsidiary of the Company operating in the Republic of Korea subleases office space from HWH World, Inc., a subsidiary of DSS and a company affiliated with Heng Fai Ambrose Chan, a Director of the Company. Under the terms of the sublease agreement, the Company’s subsidiary occupies the space free of rent.

K Beauty Research Lab. Co., Ltd

In January 2021 and May 2021, the Company issued purchase orders to acquire skin care products manufactured by K Beauty Research Lab. Co., Ltd (“K Beauty”), a South Korean-based supplier of skin care products that is affiliated with Heng Fai Ambrose Chan, a Director of the Company, in the amount of $0.4 million and $2.2 million, respectively. The Company’s affiliates operating in Asia intend to distribute skin care and other products in South Korea and other countries, including skin care products procured from K Beauty, as part of the Company’s previously announced strategic growth plans.

Premier Packaging Corporation

In the three months ended June 30, 2021, the Company issued purchase orders to Premier Packaging Corporation, a subsidiary of DSS, to acquire printed packaging materials in the aggregate amount of $151,509.

NOTE 8 – STOCK-BASED COMPENSATION

Stock Warrants

Stock Warrants Issued to Directors, Officers and Employees

In July 2020, the Company and Heng Fai Ambrose Chan, a Director of the Company, entered into a Stock Purchase and Share Subscription Agreement (the “SPA Agreement”) pursuant to which Mr. Chan invested $3.0 million in the Company in exchange for 30.0 million shares of the Company’s Class A Common Stock and a fully vested Stock Warrant to purchase up to 10.0 million shares of the Company’s Class A Common Stock at an exercise price of $0.20 per share. In July 2020, Mr. Chan assigned to DSS all interests in the SPA Agreement and the transactions contemplated in the SPA Agreement were completed. Mr. Chan is also a Director of DSS.

In October 2017, the Company issued a convertible note in the principal amount of $50,000 to HWH International, Inc (“HWH”) and a detachable stock warrant to purchase up to 333,333 shares of the Company’s Common Stock, at an exercise price of $0.15 per share. The Note is convertible into 333,333 shares of the Company’s Common Stock and expires in October 2022. HWH is affiliated with Heng Fai Ambrose Chan, who in April 2020 became a Director of the Company.

During fiscal year 2020; subsidiaries of the Company entered multi-year employment agreements with its key employees. In general, each employment contract contained a fully vested initial grant of warrants exercisable at a fixed exercise price and, provided for subsequent grants that were exercisable at a discounted price based on the 10-day average stock price determined at the time of exercise. The subsequent grants would vest at each anniversary date of the employment agreement effective date. The Company begins recognizing the compensatory nature of the warrants at the service inception date and ceases recognition at the vesting date. Due to the variable nature of the exercise price for some grants, the Company will continue to recognize expense (or benefit) after the end of the service period until the warrants are exercised or expire. As such, the Company disclosures below are based on either (i) the fixed exercise price of the warrant; or (ii) the variable exercise price of the warrant as determined on the last day of the period.

During the three months ended June 30, 2021, we recognized a compensatory gain of $1,134,170, in connection with grants with a variable exercise price after service is completed. During the three months ended July 31, 2020, we recognized a compensatory loss of $1,123,500 in connection with such grants.

NOTE 9 – LEASES

The Company leases space for its offices and warehouse space, under lease agreements classified as “operating leases’” as defined in ASC Topic 842. As of June 30, 2021, the Company had net operating lease right-of-use (“ROU”) assets of $288,268 and net finance lease right-of-use assets of $0. As of June 30, 2021, our operating lease liabilities were $313,022 and our finance lease liabilities were $0.

The weighted-average remaining lease term and discount rate related to the Company’s lease liabilities as of June 30, 2021, were 1.5 years and 12% respectively. The Company’s lease discount rates are generally based on estimates of its incremental borrowing rate, as discount rates implicit in the Company’s leases cannot be readily determined.

The following information pertains to the Company’s leases as of the balance sheet dates indicated:

Assets	Classification	June 30, 2021	March 31, 2021
Operating leases	Right-of-use assets, net	$288,268	$428,075
Total lease assets		$288,268	$428,075

Liabilities
Operating leases	Accrued and other current liabilities	$260,623	$373,398
Operating leases	Lease liability, long-term	52,399	77,810
Total lease liabilities		$313,022	$451,208

The following information pertains to the Company’s leases for the periods indicated:

		Three Months Ended
Lease cost	Classification	June 30, 2021	July 31, 2020
Operating lease cost	General and administrative expenses	$159,820	$140,223
Operating lease cost	Depreciation and amortization	-	-
Operating lease cost	Interest expense, net	-	-
Total lease cost		$159,820	$140,223

The Company’s lease liability is payable as follows:

Twelve months ending June 30,
2022	$260,623
2023	52,399
2024-2026	-
Thereafter	-
Total lease liability	$313,022

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Regulatory Matters

In May 2021, the Company announced that it has received a notice from the pertinent licensing authority in the Republic of Korea, (“KOSSA”) that the multi-level license previously issued to the Company’s subsidiary organized in South Korea has been cancelled by KOSSA. The Company is actively reviewing all correspondence with KOSSA and investigating the facts surrounding the cancellation and reviewing its available options. As the Company announced earlier, the Company still intends to launch operations in South Korea in the foreseeable future and is working to resolve all outstanding issued raised by KOSSA.

Legal Matters in General

The Company has incurred several claims in the normal course of business. The Company believes such claims can be resolved without any material adverse effect on our consolidated financial position, results of operations, or cash flows.

The Company maintains certain liability insurance. However, certain costs of defending lawsuits are not covered by or only partially covered by its insurance policies, including claims that are below insurance deductibles. Additionally, insurance carriers could refuse to cover certain claims, in whole or in part. The Company accrues costs to defend itself from litigation as they are incurred.

The outcome of litigation is uncertain, and despite management’s view of the merits of any litigation, or the reasonableness of the Company’s estimates and reserves, the Company’s financial statements could nonetheless be materially affected by an adverse judgment. The Company believes it has adequately reserved for the contingencies arising from current legal matters where an outcome was deemed to be probable, and the loss amount could be reasonably estimated. No provision for legal matters was deemed necessary at June 30, 2021.

Legal Proceedings

The Company from time to time is involved in various claims and lawsuits incidental to the conduct of its business in the ordinary course. We do not believe that the ultimate resolution of these matters will have a material adverse impact on our consolidated financial position, results of operations or cash flows.

(a)	Case No. 4:20-cv-00946; Dennis Burback, Ken Eddy and Mark Andersen v. Robert Oblon, Jordan Brock, Jeff Bollinger, John Thatch, Four Oceans Global, LLC, Four Oceans Holdings, Inc., Alchemist Holdings, LLC, Elepreneurs U.S., LLC, Elevacity U.S., LLC, Sharing Services Global Corporation, Custom Travel Holdings, Inc., and Does 1-5, pending in the United States District Court for the Eastern District of Texas. On December 11, 2020, three investors in Four Oceans Global, LLC filed a lawsuit against the Company, its affiliated entities, and other persons and entities related to an investment made by the three investors in 2015. The Company and its affiliated entities have filed an answer denying the three investors’ claims. This matter remains pending as of June 30, 2021.

(b)	AAA Ref. No. 01-20-0019-3907; Sharing Services Global Corporation, Elevacity Holdings, LLC, Elevacity U.S., LLC, Elepreneurs Holdings, LLC and Elepreneurs U.S., LLC v. Robert Oblon, pending before the American Arbitration Association. On December 30, 2020, the Company and its affiliated companies filed an arbitration complaint against Robert Oblon for breach of contract and a declaratory judgment relating to the Multi-Party Settlement Agreement with Robert Oblon. This matter remains pending as of June 30, 2021.

(c)	Case No. 4:20-cv-00989; Sharing Services Global Corporation, Elevacity Holdings, LLC, Elevacity U.S., LLC, Elepreneurs Holdings, LLC and Elepreneurs U.S., LLC v. Robert Oblon, pending in the in the United States District Court for the Eastern District of Texas. On December 30, 2020, the Company and its affiliated companies filed a lawsuit against Robert Oblon seeking injunctive relief relating to the Multi-Party Settlement Agreement with Robert Oblon. This matter is a companion case to the AAA arbitration proceeding described in paragraph (b) above and, while it remains pending as of June 30, 2021, further action in this case has been stayed by court order, pending final adjudication of the referenced AAA arbitration proceeding.

(d)	Case No. 4:21-cv-00026; Elepreneurs Holdings, LLC d/b/a Elepreneur, LLC, Elepreneurs U.S., LLC d/b/a Elepreneurs, LLC, and SHRG IP Holdings, LLC v. Lori Ann Benson, Andrea Althaus and Lindsey Buboltz, pending in the United States District Court for the Eastern District of Texas. On December 31, 2020, the Company filed suit against three former distributors and obtained injunctive relief from the 429th Judicial District of Collin County, Texas. The lawsuit was removed by the three former distributors to federal court. The Company subsequently obtained injunctive relief from the federal court. The matter remains pending as of June 30, 2021.

(e)	Case No. 4:21-cv-00183; Sharing Services Global Corporation f/k/a Sharing Services, Inc., Elepreneurs Holdings, LLC n/k/a Elevacity Holdings, LLC, Elepreneurs U.S., LLC n/k/a Elevacity U.S., LLC and SHRG IP Holdings, LLC v. AmplifeiIntl, LLC d/b/a HAPInss and HAPInssBrands, LLC pending in the United States District Court for the Eastern District of Texas. On March 5, 2021, the Company and its affiliated entities filed suit against a newly formed competitor for various claims including trademark infringement, trade secret violations, unfair competition under state and federal law as well as tortious interference with contracts and business relationships. The matter remains pending as of June 30, 2021.

(f)	On December 4, 2019, Entrepreneur Media, Inc. filed a Notice of Opposition in response to the “Elepreneurs” trademark application filed by SHRG IP Holdings, LLC, a wholly owned subsidiary of the Company. This opposition proceeding is now pending before the Trademark Trial and Appeal Board of the United States Patent and Trademark Office. On April 13, 2020, SHRG IP Holdings, LLC filed an answer to the Notice of Opposition. A scheduling order has been entered and the parties have exchanged initial disclosures. This matter remains pending as of June 30, 2021.

NOTE 11 - FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

Our financial instruments consist of cash equivalents, if any, accounts receivable, notes receivable, investments in unconsolidated entities, accounts payable and convertible notes payable. The carrying amounts of cash equivalents, if any, trade accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these financial instruments.

Consistent with the valuation hierarchy contained in ASC Topic 820, we categorized certain of our financial assets and liabilities as follows:

	June 30, 2021
	Total	Level 1	Level 2	Level 3
Assets

Notes receivable	$84,529	$-	$-	$84,529
Total assets	$84,529	$-	$-	$84,529
Liabilities
Notes Payable	$-	$-	$-	$-
Convertible notes payable	36,092,254	-	-	36,092,254
Total liabilities	$36,092,254	$-	$-	$36,092,254

	March 31, 2021
	Total	Level 1	Level 2	Level 3
Assets

Notes receivable	$94,600	$-	$-	$94,600
Total assets	$94,600	$-	$-	$94,600
Liabilities
Notes Payable	$1,040,400	$-	$-	$1,040,400
Convertible notes payable	134,393	-	-	134,393
Total liabilities	$1,174,793	$-	$-	$1,174,793

NOTE 12 - SUBSEQUENT EVENTS

On July 28, 2021, the Company held its Annual Meeting of Stockholders. At the meeting, the Company’s Shareholders: (i) ratified the Second Amended and Restated Articles of Incorporation of the Company, which was previously approved by the Board of Directors, and (ii) ratified the appointment by the Board of Directors of Ankit Consulting Services, Inc., Certified Public Accountants as the Company’s independent registered public accounting firm for the fiscal year ending March 31, 2022. No other matters were proposed or voted on at the meeting. The Second Amended and Restated Articles of Incorporation ratified at the meeting, among other things, resulted in an increase in the number of shares of the Company’s stock to 1,000,000,000 shares, including: (a) 800,000,000 shares of Common Stock having a par value of $0.0001 per share, and (b) 200,000,000 shares of Preferred Stock having a par value of $0.0001 per share and comprised of the Company’s Convertible Series A Preferred Stock and Convertible Series C Preferred Stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In its fiscal year 2021, the Company changed its fiscal year-end from a fiscal year ending on April 30 to a fiscal year ending on March 31. The following section discusses management’s views of the financial condition and the results of operations and cash flows of Sharing Services Global Corporation and consolidated subsidiaries. This section should be read in conjunction with: (a) our audited consolidated financial statements and related notes included in our Transition Report on Form 10-K for the transition period ended March 31, 2021, and (b) our condensed consolidated financial statements included elsewhere in this Quarterly Report. This section may contain forward-looking statements. See “Cautionary Notice Regarding Forward-Looking Statements” above for a discussion of forward-looking statements.

Highlights for the Three months ended June 30, 2021:

●	For the three months ended June 30, 2021, our consolidated net sales decreased $10.7 million, or 48.8%, to $11.2 million, compared to the three months ended July 31, 2020.

●	For the three months ended June 30, 2021, our consolidated gross profit decreased $8.1 million, or 50.9%, to $7.9 million, compared to the three months ended July 31, 2020. Our consolidated gross margin was 70.1% for the three months ended June 30, 2021, compared to 73.1% for the three months ended July 31, 2020.

●	For the three months ended June 30, 2021, our consolidated operating expenses decreased $6.1 million, or 38.1%, to $9.9 million, compared to the three months ended July 31, 2020.

●	For the three months ended June 30, 2021, our consolidated operating loss was $2.0 million compared to operating earnings of $29,032 for the three months ended July 31, 2020.

●	For the three months ended June 30, 2021, our consolidated net non-operating expenses were $779,049 compared to $1.2 million for the three months ended July 31, 2020.

●	For the three months ended June 30, 2021, our consolidated net loss was $3.5 million compared to $1.0 million for the three months ended July 31, 2020. For the three months ended June 30, 2021, our diluted loss per share was $0.02, compared to $0.01 for the three months ended July 31, 2020.

●	For the three months ended June 30, 2021, our consolidated net cash used by operating activities was $6.0 million compared to $3.7 million for the three months ended July 31, 2020.

●	In April 2021, the Company borrowed $30.0 million from Decentralized Sharing Systems, Inc. (“DSSI”), a subsidiary of Document Security Systems, Inc.(“DSS”), and, together with DSS, a major shareholder of the Company.

●	In April 2021, the Company issued to DSSI 27,000,000 shares of its Class A Common Stock, including 15,000,000 shares in payment of a loan Origination Fee of $3.0 million and 12,000,000 shares in prepayment of $2.4 million in interest in connection with the DSSI loan discussed above.

Overview

Summary Description of Business

Currently, the Company markets and distributes its health and wellness and other products primarily in the United States, Canada, the Republic of Korea, and other countries in the Asia Pacific region. Through its subsidiaries, the Company currently markets its products and services primarily through an independent sales force, using a direct selling business model. The Company does not currently operate retail stores. It markets its products and services through its independent sales force, using its proprietary websites, including: www.thehappyco.com and using social media.

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

Industry and Business Trends

The information in “Industry and Business Trends” included in ITEM 1 — “Business” in our Transition Report on Form 10-K for the fiscal year ended March 31, 2021, is incorporated herein by reference.

Change of Fiscal Year

In March 2021, the Company adopted a change in its fiscal year end, from a fiscal year ending on April 30 to a fiscal year ending on March 31. Accordingly, this discussion and analysis relates to results of operations and cash flows for the three months ended June 30, 2021 (91 days) compared to the three months ended July 31, 2020 (92 days).

Strategic Profitable Growth Initiatives

The Company intends to grow its business by pursuing a multipronged growth strategy, which includes increasing the number of product offerings in the U.S. and Canada expanding US sales directly to foreign consumers, opening offices and sales activities in the Asia Pacific region, and developing and launching a travel membership program. This growth strategy may also include the use of strategic acquisitions of businesses that augment the Company’s product and services portfolio, business competencies and geographic reach.

Significant Uncertainty Regarding the Potential Impact of Ongoing COVID Health Crisis

In efforts to protect our customers, distributors, employees, and other business partners, in 2020, we instituted several preventive measures, including temporarily transitioning a significant number of our corporate employees to working remotely, increasing efforts to clean and sanitize our business facilities, increasing employee safety communication, and transitioning our sales conventions to a virtual convention platform. Some of these temporary measures have increased our already significant reliance on telephone and computer systems and on the availability of continued and impeded access to the Internet by our business. The timing when these temporary measures will be eased or reversed altogether is contingent on the success of current efforts, by governmental policy makers, health service providers, and others, to contain the pandemic. At the time of this Quarterly Report, we cannot project with certainty the timing and extend of any potential easing or reversal of our temporary preventive measures.

There continues to be significant uncertainty in the countries where we operate about (a) the timing and availability of sufficient vaccines, (b) the timing and speed of any economic recovery, and (c) the impact in consumer demand, if any, resulting from past and future economic stimulus and relief programs. As a result of the foregoing, we cannot predict the ultimate scope, duration, and ultimate impact of the COVID public health emergency, but we believe it may have a material adverse impact on our business, financial condition, cash flows, and results of operations (including revenues and profitability), and those of our key suppliers.

Results of Operations

The Three months ended June 30, 2021, Compared to the Three months ended July 31, 2020

Net Sales

The Company recently changed its fiscal year, from a fiscal year ending on April 30 to a fiscal year ending on March 31. For the three months ended June 30, 2021 (91-days), our consolidated net sales decreased by $10.7 million, or 48.8%, to $11.2 million, compared to the three months ended July 31, 2020 (92 days). The decrease in net sales mainly reflects: (a) one less day of sales in the amount of approximately $238,000 (b) continuation of the decline in consumer orders that we experienced since the fourth quarter of the fiscal year 2020, (c) a decline in independent distributor orders, in the number of new independent distributors and in the number of continuing active distributors, resulting, in part, from recent product reformulations and increased competition for independent distributors, and (d) the generally adverse impact on consumer buying trends resulting from the COVID global health emergency and actions taken to help mitigate the spread of the virus in the geographies in which we operate. In efforts to restore strong sales growth, in the past several months, we have developed and launched our new business brand, “The Happy Co TM,” at our Elevacity division, have accelerated our previously announced initiatives to expand our operations into additional international geographies, and have further intensified our efforts to recruit, develop and reward our distributors and our efforts reach new consumers, including through the continued introduction of new products.

We believe there continues to be significant uncertainty about the potentially adverse impact of the current health crisis on the economies and employment markets of several countries, including the U.S. and Canada. Please see Overview - Significant Uncertainty Regarding the Potential Impact of Ongoing COVID Health Crisis above.

The $10.7 million decrease in consolidated net sales primarily reflects a decrease in number of comparable product units sold, partially offset by sales of products introduced since July 31, 2020, of approximately $3.4 million.

During the three months ended June 30, 2021, the Company derived substantially all its consolidated net sales from the sale of its Elevate health and wellness product line. During the three months ended July 31, 2020, the Company derived approximately 98% of its consolidated net sales from the sale of its Elevate health and wellness product line.

During the three months ended June 30, 2021, approximately 70% of our net sales were to customers (including approximately 31% to recurring customers, which we refer to as “SmartShip” sales, and approximately 39% were to new customers) and approximately 30% of our net sales were to our independent distributors.

Gross Profit

For the three months ended June 30, 2021, our consolidated gross profit decreased by $8.1 million, or 50.9%, to $7.9 million, compared to the three months ended July 31, 2020, and our consolidated gross margins were 70.1% and 73.1%, respectively. For the three months ended June 30, 2021, gross margin was affected by a provision for excess (slow-moving) inventory $116,334 and a shift in product sales mix (to lower margin products) in the normal course of business.

Selling and Marketing Expenses

For the three months ended June 30, 2021, our consolidated selling and marketing expenses decreased by $4.5 million, to $5.2 million, or 45.9% of consolidated net sales, compared to $9.6 million, or 43.9% of consolidated net sales, for the three months ended July 31, 2020. The decrease in consolidated selling and marketing expenses is due primarily to lower sales commissions of $4.4 million (which reflects decrease in our consolidated net sales discussed above) and lower general marketing expenses.

General and Administrative Expenses

For the three months ended June 30, 2021, our consolidated general and administrative expenses (which include corporate employee compensation and benefits, stock-based compensation, professional fees, rent and other occupancy costs, certain consulting fees, telephone and information technology expenses, insurance premiums, and other administrative expenses) decreased by $1.6 million, to $4.7 million, or 42.2% of consolidated net sales compared to $6.4 million, or 29.1% of consolidated net sales, for the three months ended July 31, 2020. The $1.6 million decrease in consolidated general and administrative expenses was due to lower stock-based compensation expense of $1.3 million, lower employee compensation and compensation-related benefits of $0.7 million and lower other general corporate administrative expenses of $0.1 million, partially offset by higher consulting and professional fees of $0.5 million.

Interest Expense, Net

For the three months ended June 30, 2021, our consolidated interest expense was $579,182, excluding amortization of debt discount of $2,356,507, amortization of deferred financing costs of $235,401, and interest income of $5,674. Consolidated interest expense of $579,183 reflects $565,479 associated with borrowings under the $30.0 million from “DSSI”.

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

Litigation Settlements and Other Non-operating Expenses

For the three months ended June 30, 2021, our consolidated non-operating expenses include litigation settlements and other non-operating expenses of $23,605. For the three months ended July 31, 2020, our consolidated non-operating expenses include litigation settlements and other non-operating expenses of $78,822, including a loss of $58,822 from the settlement of legal claims and related legal expenses, and loss on impairment of investments of $20,000.

Gain (loss) on employee warrants liability

For the three months ended June 30, 2021, we recognized a compensatory gain of $1,134,170, compared to a compensatory loss of $1,123,500 for the three months ended July 31, 2020, in connection with employee warrants with a variable exercise price after service was completed.

Gain on Extinguishment of Debt

In June 2021, the Company’s borrowings under the Paycheck Protection Program features of the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”) were forgiven pursuant to the CARES Act. The Company recognized a gain on extinguishment of debt of $1.0 million, before income tax, in connection therewith.

Provision for (Benefit from) Income Taxes

Income tax (benefit) provision include current and deferred income taxes for both our domestic and foreign operations. Income from our international operations is subject to taxation in the countries in which we operate.

We use the recognition and measurement provisions of the FASB ASC Topic 740, Income Taxes (“Topic 740”) to account for income taxes. The provisions of Topic 740 require a company to record a valuation allowance when the “more likely than not” criterion for realizing net deferred tax assets cannot be met. Furthermore, the weight given to the potential effect of such evidence should be commensurate with the extent to which it can be objectively verified. As a result, we reviewed the operating results, as well as all positive and negative evidence related to realization of such deferred tax assets to evaluate the need for a valuation allowance in each tax jurisdiction. In evaluating the US and South Korea markets, it was determined a valuation allowance should be placed on each market as of June 30, 2021.

During the three months ended June 30, 2021, the Company recognized a provision for current federal income taxes of $1,445,951, net of a valuation allowance recognized of $1,428,620, a provision for state and local taxes of $19,898, and a deferred income tax benefit of $717,960. During the three months ended July 31, 2020, the Company’s recognized a current provision for federal income taxes of $308,300, a provision for state and local taxes of $117,986 and a deferred income tax benefit of $567,777.

Net Earnings (Loss) and Earnings (Loss) per Share

As a result of the foregoing, for the three months ended June 30, 2021, our consolidated net loss was $3.5 million, compared to $1.0 million for the three months ended July 31, 2020. For the three months ended June 30, 2021, our diluted loss per share was $0.02, compared to $0.01 for the three months ended July 31, 2020.

Liquidity and Capital Resources

We broadly define liquidity as our ability to generate sufficient cash, from internal and external sources, to meet our obligations and commitments. We believe that, for this purpose, liquidity cannot be considered separately from capital resources.

Working Capital

Working capital (total current assets minus total current liabilities) was $35.0 million and $3.5 million as of June 30, 2021, and March 31, 2021, respectively,

As of June 30, 2021, our cash and cash equivalents were $35.9 million. Based upon the current level of operations and anticipated investments necessary to grow our business, we believe that existing cash balances and anticipated funds from operations will likely be sufficient to meet our working capital requirements over the next 12 months.

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

The following table summarizes our cash flow activities for the three months ended June 30, 2021, compared to the three months ended July 31, 2020:

	Three Months Ended
	June 30, 2021	July 31, 2020	Increase (Decrease)
Net cash used in operating activities	$(6,017,388)	$(3,704,483)	$2,312,905
Net cash used in investing activities	(234,658)	(20,748)	213,910
Net cash provided by financing activities	30,000,000	4,040,400	25,959,600
Impact of currency rate changes in cash	26,304	-	26,304
Net increase in cash and cash equivalents	$23,774,258	$315,169	$23,459,089

Net Cash Used in Operating Activities

For the three months ended June 30, 2021, net cash used in operating activities was $6.0 million, compared to $3.7 million for the three months ended July 31, 2020. The $2.3 million change was due to a decrease in profitability of $4.8 million, excluding non-cash items, such as depreciation and amortization, stock-based compensation expense, provision for obsolete inventory losses, amortization of debt discount, losses on impairment of investments in unconsolidated entities and a note receivable, and estimated settlement liability. This change was partially offset by net changes in operating assets and liabilities of $2.5 million.

Net Cash Used in Investing Activities

For the three months ended June 30, 2021, net cash used in investing activities was $234,658, compared to $20,748 for the three months ended January 31, 2020. The $213,910 was due to higher capital expenditures and capitalizable costs related to ongoing upgrades to our information technology systems of $183,682 and lower collection of notes receivable of $38,628, partially offset by lower payments for intangible assets of $8,400.

Net Cash Provided by Financing Activities

For the three months ended June 30, 2021, net cash provided by financing activities increased by $26.0 million, to $30.0 million, compared to $4.0 million for the three months ended July 31, 2020. The $26.0 million increase was mainly due to higher net proceeds ($29.0 million) of borrowings under short-term financing arrangements and/or convertible promissory notes (including borrowings from DSSI in the three months ended June 30 2021), partially offset by proceeds from issuances of stock of $3.0 million in 2020.

Impact of currency rate changes in cash

Prior to April 1, 2021, substantially all our consolidated net sales were denominated in U.S. dollars. Effective April 1, 2021, the Company’s consolidated financial statements reflect the operation of our wholly owned subsidiaries operating in the Asia Pacific region. See Note 1 of the Notes to Condensed Consolidated Financial Statements contained elsewhere in this Quarterly Report for information about our translation of foreign currency financial statements.

Legal Proceedings

The information contained in Note 10, Legal Matters, of the Notes to Condensed Consolidated Financial Statements located elsewhere in this Quarterly Report is incorporated herein by reference.

Potential Future Acquisitions

The Company, directly and through its subsidiaries, may make strategic acquisitions and purchases of equity interests in businesses that complement its business competencies and growth strategy. Such acquisitions and purchases of equity interests are expected to be funded with cash and cash equivalents, cash provided by operations, if any, and issuance of equity securities and debt.

Recent Issuances of Equity Securities

Common Stock

During the three months ended January 31, 2021:

●	the Company issued to DSSI 27,000,000 shares of its Class A Common Stock, including 15,000,000 shares in payment of the loan Origination Fee discussed above and 12,000,000 shares in prepayment of interest for the first year in connection with the related party loan discussed below, and

●	the Company issued: (i) 10,000 shares of its Class A Common Stock upon the conversion of 10,000 shares of the its Series C preferred stock.

Short-term Borrowings and Convertible Notes

Borrowing Under Financing Arrangements (Note Payable)

In May 2020, the Company was granted a loan (the “PPP Loan”) by a commercial bank in the amount of $1.0 million, pursuant to the Paycheck Protection Program features of the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”). The Company’s borrowings under the PPP Loan were eligible for loan forgiveness under the provisions of the CARES Act. In June 2021, the Company was formally notified by the lender that the Company’s obligations under the loan have been forgiven effective May 25, 2021. The loan forgiveness applies to all principal and interest accrued through the loan forgiveness effective date. See Note 1, Description of Operations and Basis of Presentation – Note Payable, of the Notes to Condensed Consolidated Financial Statements contained elsewhere in this Quarterly Report for more information about the PPP Loan.

Convertible Notes from Related Parties

Decentralized Sharing Systems, Inc.

On April 5, 2021, the Company and Decentralized Sharing Systems, Inc. (“DSSI”) entered into a Securities Purchase Agreement, pursuant to which the Company issued: (a) a Convertible Promissory Note in the principal amount of $30.0 million (the “Note”) in favor of DSSI, and (b) a detachable Warrant to purchase up to 150,000,000 shares of the Company’s Class A Common Stock, at $0.22 per share, and DSSI loaned to the Company $30.0 million. Under the terms of the loan, the Company agreed to pay to DSSI a loan Origination Fee of $3.0 million, payable in shares of the Company’s Class A Common Stock, at the rate of $0.20 per share. The Note bears interest at the annual rate of 8% and matures on April 5, 2024, subject to certain acceleration provisions upon the occurrence of an Event of Default, as defined in the Note. At any time during the term of the Note, all or part of the Note, including principal, less unamortized prepaid interest, if any, plus any accrued interest and other fees can be converted into shares of the Company’s Class A Common Stock at the rate of $0.20 per share, at the option of the holder.

HWH International, Inc.

In October 2017, the Company issued a Convertible Promissory Note in the principal amount of $50,000 (the “Note”) to HWH International, Inc (“HWH” or the “Holder”). HWH is affiliated with Heng Fai Ambrose Chan, who in April 2020 became a Director of the Company. The Note is convertible into 333,333 shares of the Company’s Common Stock. Concurrent with issuance of the Note, the Company issued to HWH a detachable stock warrant to purchase up to an additional 333,333 shares of the Company’s Common Stock, at an exercise price of $0.15 per share. Under the terms of the Note and the detachable stock warrant, the Holder is entitled to certain financing rights. If the Company enters into more favorable transactions with a third-party investor, it must notify the Holder and may have to amend and restate the Note and the detachable stock warrant to be identical. As of the date of this Quarterly Report, the Company and HWH are jointly reviewing the Note and the detachable stock warrant. The number of shares that HWH may acquire upon conversion of the HWH Note and exercise of the detachable warrant may be greater than the amounts described in this paragraph, depending on the results of such review.

Convertible Note Payable, Other

As of June 30, 2021, convertible notes payable also include a note in the amount of $100,000 held by an unaffiliated lender. As of the date of this Quarterly Report, the Company and the holder of the note are discussing options for the note holder to convert a portion of the note and for the Company to settle the remainder of the note. The Company intends to conclude these discussions and to settle the April 2018 Note in the foreseeable future. See Note 4 of the Notes to Condensed Consolidated Financial Statements contained elsewhere in this Quarterly Report for more information.

Capital Requirements

During the three months ended June 30, 2021, capital expenditures for property and equipment (consisting of furniture and fixtures, computer equipment and software, other office equipment and leasehold improvements) in the ordinary course of our business were $33,393.

Contractual Obligations

There were no material changes to our contractual cash obligations during the three months ended June 30, 2021, except for our repayment of borrowings under short-term financing arrangements and convertible notes described above.

Off-Balance Sheet Financing Arrangements

As of June 30, 2021, we had no off-balance sheet financing arrangements.

Inflation

We believe inflation did not have a material effect on our results of operations during the periods presented in this Quarterly Report.

Critical Accounting Estimates

While the Company is not aware of material changes to its critical accounting estimates or assumptions since March 31, 2021, it is reasonably possible that estimates made in the Company’s consolidated financial statements have been, or will be, materially impacted as a result of the ultimate resolution of the uncertainties associated with the COVID health crisis. This may include estimates regarding losses on inventory, impairment losses related to long-lived assets, the nature and timing of satisfaction of performance obligations resulting from contracts with customers, and the valuation of loss contingencies. Please see Overview - Significant Uncertainty Regarding the Potential Impact of Ongoing COVID Health Crisis above.

Accounting Changes and Recent Accounting Pronouncements

For discussion of accounting changes and recent accounting pronouncements, see Note 1 of the Notes to Condensed Consolidated Financial Statements contained elsewhere in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company is a Smaller Reporting Company, as defined in Rule 12b-2 of the Exchange Act, and, accordingly, is not required to provide the information called for by this Item.

Item 4. Controls and Procedures.

Controls Evaluation and Related CEO and CFO Certifications. Our management, with the participation of our principal executive officer (“CEO”) and principal financial officer (“CFO”), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021.

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

Conclusions regarding Disclosure Controls. Based upon the aforementioned evaluation of our disclosure controls and procedures, our CEO and CFO concluded that, as of June 30, 2021, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. During our most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information contained in Note 10, Legal Matters, of the Notes to Condensed Consolidated Financial Statements located elsewhere in this Quarterly Report is incorporated herein by reference.

Item 1A. Risk Factors.

The factors contained in ITEM 1A, — “Risk Factors” in our Transition Report on Form 10-K for the fiscal year ended March 31, 2021, are incorporated herein by reference.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

(a) Unregistered Sales of Securities

In the three months ended June 30, 2021, Company issued to Decentralized Sharing Systems, Inc. 27,000,000 shares of its Class A Common Stock, including 15,000,000 shares in payment of the loan Origination Fee discussed above and 12,000,000 shares in prepayment of interest for the first year in connection with the related party loan discussed elsewhere in this Quarterly Report.

In addition, in the three months ended June 30, 2021, the Company issued 10,000 shares of its Class A Common Stock upon the conversion of 10,000 shares of the Company’s Series C preferred stock.

In connection with the transactions described in the preceding two paragraphs, no underwriters were involved, there were no proceeds generated, and the issuances were made in reliance on the exemption from the registration requirements of the Securities Act of 1933 provided under Section 4(a)(2) thereof.

(b) Not applicable

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

Item 3. Defaults Upon Senior Securities.

(a) Not applicable

(b) Not applicable

Item 4. Mining Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits.

The following exhibits are filed as part of this Quarterly Report unless otherwise indicated:

3.1	Second Amended and Restated Articles of Incorporation of Sharing Services Global Corporation, which is incorporated herein by reference from Exhibit A to the Company’s 2021 Proxy Statement on Schedule 14A filed on July 14, 2021

3.2	Bylaws of Sharing Services Global Corporation, which is incorporated herein by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 24, 2019

4.1	Certificate of Designation of Series A Preferred Stock, which is incorporated herein by reference from Exhibit 3.1.2 to the Company’s Current Report on Form 8-K filed on May 8, 2017

4.2	Certificate of Designation of Series C Preferred Stock, which is incorporated herein by reference from Exhibit 3.1.4 to the Company’s Current Report on Form 8-K filed on May 8, 2017

4.3	Convertible Promissory Note dated April 13, 2018, issued by Sharing Service, Inc. in favor of RB Capital Partners, Inc., which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on April 19, 2018

4.4	Convertible Promissory Note dated April 5, 2021, issued by Sharing Service Global Corporation in favor of Decentralized Sharing Systems, Inc., which is incorporated herein by reference from Exhibit 1.2 to the Company’s Current Report on Form 8-K filed on April 9, 2021

4.5	Warrant to Purchase Shares of Sharing Services Global Corporation’s Class A Common Stock issued to Decentralized Sharing Systems, Inc., which is incorporated herein by reference from Exhibit 1.3 to the Company’s Current Report on Form 8-K filed on April 9, 2021

10.1	Amended and Restated Executive Employment Agreement effective as of May 16, 2019, between John “JT” Thatch and Sharing Service Global Corporation, which is incorporated herein by reference from Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on March 12, 2020

10.2	Multi-Party Settlement Agreement, effective as of February 28, 2020, by and between Sharing Services Global Corporation and relevant subsidiaries, Robert Oblon, Jordan Brock, certain officers and directors of Sharing Services Global Corporation, and certain other corporate parties, which is incorporated herein by reference from Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on July 8, 2020

10.3	U. S. Small Business Administration Note dated May 13, 2020, issued by Sharing Services Global Corporation in favor of Prosperity Bank, which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on May 18, 2020

10.4	Stock Purchase and Share Subscription Agreement dated as of July 22, 2020, by and between Sharing Services Global Corporation and Heng Fai Ambrose Chan, which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on July 24, 2020

10.5	Settlement Accommodation Agreement [Including Stock Disposition and Release Provisions] dated July 22, 2020, by and between Sharing Services Global Corporation, Bear Bull Market Dividends, Inc., Kenyatto Montez Jones, and MLM Mafia, Inc., which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on July 30, 2020

10.6	Executive Employment Agreement by and between S. Mark Nicholls and Sharing Services Global Corporation Effective as of February 1, 2021, which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on January 21, 2021

10.7	Securities Purchase Agreement dates as of April 5, 2021, by and among Sharing Service Global Corporation and Decentralized Sharing Systems, Inc., which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on April 9, 2021

10.8	Form of Distributor Agreement of The Happy Co., which is incorporated herein by reference from Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021, filed on June 10, 2021

10.9	2021 The Happy Co. Brand Partner Compensation Plan, which is incorporated herein by reference from Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021, filed on June 10, 2021

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101	The following financial information from our Quarterly Report on Form 10-Q for the three months ended June 30, 2021, and July 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings and Comprehensive Income; (iii) the Condensed Consolidated Statements of Cash Flows and (iv) Condensed Consolidated Statements of Stockholders’ Equity *

*Included herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHARING SERVICES GLOBAL CORPORATION
(Registrant)

Date: August 16, 2021

	By:	/s/ John Thatch
John Thatch
President, Chief Executive Officer and Vice Chairman of the Board of Directors
(Principal Executive Officer)

Date: August 16, 2021

	By:	/s/ John Thatch
John Thatch
Interim Chief Financial Officer
(Principal Financial Officer)

