Form 10-Q
period 2021-09-30
SHARING SERVICES GLOBAL Corp
filed 2021-11-12
CIK 1644488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-55997

SHARING SERVICES GLOBAL CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	30-0869786
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1700 Coit Road, Suite 290, Plano, Texas	75075
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 5, 2021, there were 187,610,769 shares of the issuer’s Class A Common Stock outstanding.

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

Statements in this Quarterly Report and in any documents incorporated by reference herein which are not purely historical, or which depend upon future events, may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally contain words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “potential,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “will likely,” “would,” or the negative of such words and/or similar expressions. However, not all forward-looking statements contain these words.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

The following condensed consolidated balance sheets as of September 30, 2021, and March 31, 2021, the condensed consolidated statements of operations for the three and six months ended September 30, 2021, and October 31, 2020, and the condensed consolidated statements of cash flows and condensed consolidated statements of stockholders’ equity for the six months ended September 30, 2021, and October 31, 2020, are those of Sharing Services Global Corporation and its subsidiaries.

Index to Unaudited Condensed Consolidated Financial Statements

Page

Condensed consolidated balance sheets as of September 30, 2021, and March 31, 2021	5

Condensed consolidated statements of earnings (loss) and comprehensive income (loss) for the three and six months ended September 30, 2021, and October 31, 2020	6

Condensed consolidated statements of cash flows for the six months ended September 30, 2021, and October 31, 2020	7

Condensed consolidated statements of stockholders’ equity for the six months ended September 30, 2021, and October 31, 2020	8

Notes to the condensed consolidated financial statements	9

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	March 31, 2021
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$28,841,283	$12,144,409
Trade accounts receivable, net	1,538,965	1,514,359
Income taxes receivable	1,974,211	1,011,740
Notes receivable, net	136,281	94,600
Inventory, net	5,604,519	2,471,310
Other current assets	2,506,799	2,403,634
Total Current Assets	40,602,058	19,640,052
Property and equipment, net	921,694	887,950
Right-of-use assets, net	319,517	428,075
Deferred income taxes, net	-	1,873,170
Investment in unconsolidated entities	5,051,970	-
Intangible assets	760,299	188,567
Other assets	98,312	219,142
TOTAL ASSETS	$47,753,850	$23,236,956

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, including $164,400 due to a related party	$1,169,030	$1,295,174
Accrued sales commission payable	3,841,320	4,713,777
Employee stock warrants liability	1,390,524	3,132,161
State and local taxes payable	1,285,999	1,048,717
Note payable	-	1,040,400
Accrued and other current liabilities	3,232,430	4,827,414
Current portion of convertible notes payable, net of unamortized debt discount of $0 at September 30 and $369 at March 31	100,000	99,631
Total Current Liabilities	11,019,303	16,157,274
Deferred income taxes, net	4,149,937	-
Convertible notes payable, net of unamortized debt discount of $22,625,191 and deferred financing costs of $2,512,774 at September 30 and unamortized debt discount of $15,238 at March 31	4,912,035	34,762
Settlement liability, long term portion	455,359	808,071
Lease liability, long-term	31,597	77,810
TOTAL LIABILITIES	20,568,231	17,077,917
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.0001 par value, 200,000,000 shares authorized:
Series A convertible preferred stock, $0.0001 par value, 100,000,000 shares designated, 3,100,000 shares and 5,100,000 shares issued and outstanding at September 30 and March 31, respectively	310	510
Series B convertible preferred stock, $0.0001 par value, 10,000,000 shares designated, no shares issued and outstanding at September 30 and March 31	-	-
Series C convertible preferred stock, $0.0001 par value, 10,000,000 shares designated, 3,220,000 shares and 3,230,000 shares issued and outstanding at September 30 and March 31, respectively	322	323
Common Stock, $0.0001 par value, 800,000,000 Class A shares authorized, 187,610,769 shares and 160,100,769 shares issued and outstanding at September 30 and March 31, respectively	18,761	16,010
Common Stock, $0.0001 par value, 10,000,000 Class B shares authorized, no shares issued and outstanding at September 30 and March 31	-	-
Additional paid in capital	71,922,718	43,757,768
Shares to be issued	12,146	12,146
Accumulated deficit	(44,792,611)	(37,627,718)
Cumulative translation adjustments	23,973	-
Total Stockholders’ Equity	27,185,619	6,159,039
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$47,753,850	$23,236,956

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2021	October 31, 2020	September 30, 2021	October 31, 2020
Net sales	$9,873,300	$19,450,347	$21,084,827	$41,339,507
Cost of goods sold	2,924,439	5,059,607	6,278,250	10,948,633
Gross profit	6,948,861	14,390,740	14,806,577	30,390,874
Operating expenses
Selling and marketing expenses	5,022,160	8,769,088	10,172,635	18,370,919
General and administrative expenses	5,540,701	4,689,217	10,269,011	11,058,487
Total operating expenses	10,562,861	13,458,305	20,441,646	29,429,406
Operating earnings (loss)	(3,614,000)	932,435	(5,635,069)	961,468
Other income (expense)
Interest expense, net	(3,126,358)	(8,271)	(6,056,372)	(17,399)
Gain (loss) on employee warrants liability	646,930	2,029,875	1,781,100	906,375
Gain on extinguishment of debt	-	-	1,040,400	-
Unrealized gain (loss) on investment	2,114,970	-	2,114,970	-
Other non-operating income (expense), net	9,559	(55,000)	(14,046)	(133,822)
Total other income (expense), net	(354,899)	1,966,604	(1,133,948)	755,154
Earnings (loss) before income taxes	(3,968,899)	2,899,039	(6,769,017)	1,716,622
Income tax provision (benefit)	(1,254,134)	659,994	(506,245)	526,276
Net earnings (loss)	$(2,714,765)	$2,239,045	$(6,262,772)	$1,190,346
Other Comprehensive Income/Loss (net of tax):
Currency translation adjustments	(8,230)	-	23,973	-
Total other comprehensive income	(8,230)	-	23,973	-
Comprehensive earnings (loss)	(2,722,995)	2,239,045	(6,238,799)	1,190,346
Earnings (loss) per share:
Basic	$(0.01)	$0.01	$(0.03)	$0.01
Diluted	$(0.01)	$0.01	$(0.03)	$0.01
Weighted average shares:
Basic	187,567,291	203,227,398	186,009,840	171,497,718
Diluted	187,567,291	260,855,287	186,009,840	241,376,383

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended
	September 30, 2021	October 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$(6,262,772)	$1,190,346
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	228,294	84,601
Stock-based compensation expense	(1,461,637)	1,927,980
Deferred income tax benefit	(1,513,672)	(66,622)
Amortization of debt discount and other	4,877,643	11,880
Gain on extinguishment of debt	(1,040,400)	-
Loss (gain) on investment and other assets	(1,778,789)	20,000
Changes in operating assets and liabilities:
Accounts receivable	(24,398)	48,122
Inventory	(3,455,082)	349,653
Other current assets	1,797,008	(536,986)
Security deposits	(1,810)	-
Accounts payable	(126,488)	(106,867)
Income taxes payable	921,641	(193,672)
Lease liability	(21,946)	-
Accrued and other liabilities	(2,297,788)	(6,518,124)
Net Cash Used in Operating Activities	(10,160,196)	(3,789,689)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property and equipment	(209,997)	(546,773)
Collection of (payment for) notes receivable, net	(41,682)	88,047
Payment for acquisition and other	(2,937,000)	(8,400)
Net Cash Used in Investing Activities	(3,188,679)	(467,126)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	34,625	3,019,688
Repurchase of common stock	-	(899,500)
Proceeds from issuance of promissory notes	30,000,000	1,040,400
Net Cash Provided by Financing Activities	30,034,625	3,160,588
IMPACT OF CURRENCY RATE CHANGES ON CASH	11,124	-
Increase (decrease) in cash and cash equivalents	16,696,874	(1,096,227)
Cash and cash equivalents, beginning of period	12,144,409	11,742,728
Cash and cash equivalents, end of period	$28,841,283	$10,646,501

Supplemental cash flow information
Cash paid for interest	$32,435	$3,606
Cash paid for income taxes	$45,312	$416,093
Supplemented disclosure of non-cash investing and financing activities:
Stock issued for financing fees and prepaid interest on debt	5,400,000	-
Investment origination fee collected in shares of investee stock	500,000	-
Settlement obligation satisfied with shares of common stock	$-	$400,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Class A and Class B Common Stock		Additional			Cumulative
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Paid in Capital	Shares to be Issued	Accumulated Deficit	Translation Adjustments	Total
Balance – March 31, 2021	5,100,000	$510	-	$-	3,230,000	$323	160,100,769	$16,010	$43,757,768	$12,146	$(37,627,718)	$-	$6,159,039
Common stock issued for deferred financing costs and prepaid interest on debt	-	-	-	-	-	-	27,000,000	2,700	6,477,300	-	(1,080,000)	-	5,400,000
Conversions or retirements of preferred stock	(2,100,000)	(200)	-	-	(10,000)	(1)	10,000	1	200	-	-	-	-
Issuance of debt with beneficial conversion feature and in-the-money stock warrant, net of tax	-	-	-	-	-	-	-	-	21,330,000	-	-	-	21,330,000
Expiration of common stock puts	-	-	-	-	-	-	-	-	-	-	177,879	-	177,879
Stock-based compensation expense	-	-	-	-	-	-	-	-	280,000	-	-	-	280,000
Stock warrants exercised	-	-	-	-	-	-	500,000	50	77,450	-	-	-	77,500
Currency translation adjustments	-	-	-	-	-	-	-	-	-	-	-	23,973	23,973
Net earnings (loss)	-	-	-	-	-	-	-	-	-	-	(6,262,772)	-	(6,262,772)
Balance – September 30, 2021	3,100,000	$310	-	$-	3,220,000	$322	187,610,769	$18,761	$71,922,718	$12,146	$(44,792,611)	$23,973	$27,185,619

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Class A and Class B Common Stock		Additional
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Paid in Capital	Subscription Receivable	Shares to be Issued	Treasury Stock	Accumulated Deficit	Total
Balance – April 30, 2020	32,478,750	$3,248	10,000,000	$1,000	3,490,000	$349	136,072,386	$13,607	$38,871,057	$(114,405)	$11,785	$(1,532,355)	$(33,992,697)	$3,261,589
Common stock issued for cash	-	-	-	-	-	-	30,000,000	3,000	5,397,000	-	-	-	(2,400,000)	3,000,000
Common stock issued upon settlement of litigation	-	-	-	-	-	-	10,000,000	1,000	399,000	-	-	-	-	400,000
Preferred stock retired	(5,628,750)	(563)	-	-	-	-	-	-	563	-	-	-	-	-
Conversions of preferred stock	(20,750,000)	(2,075)	(10,000,000)	(1,000)	(110,000)	(11)	30,860,000	3,086	-	-	-	-	-	-
Repurchase of common stock	-	-	-	-	-	-	(17,500,000)	(1,750)	(897,750)	-	-	-	-	(899,500)
Stock-based compensation expense	-	-	-	-	-	-	-	-	1,186,554	-	-	-	-	1,186,554
Proceeds from common stock warrants exercised	-	-	-	-	-	-	-	-	-	-	19,688	-	-	19,688
Stock warrants exercised	-	-	-	-	-	-	7,268,447	727	(575,709)	-	(17,441)	-	-	(592,423)
Net earnings	-	-	-	-	-	-	-	-	-	-	-	-	1,190,346	1,190,346
Balance – October 31, 2020	6,100,000	$610	-	$-	3,380,000	$338	196,700,833	$19,670	$44,380,715	$(114,405)	$14,032	$(1,532,355)	$(35,202,351)	$7,566,254

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 –DESCRIPTION OF OPERATIONS AND BASIS OF PRESENTATION

Description of Operations

Sharing Services Global Corporation and subsidiaries (“Sharing Services” or the “Company”) aims to build shareholder value by developing or investing in innovative emerging businesses that augment the Company’s product and services portfolio, business competencies, and geographic reach. The Company was incorporated in the State of Nevada in April 2015.

In its fiscal year 2021, the Company changed its fiscal year-end from a fiscal year ending on April 30 to a fiscal year ending on March 31. In connection with its change in fiscal year-end, the Company has decided not to restate the information reported for prior accounting periods, because: (a) the Company’s businesses are not inherently seasonal, (b) the change in fiscal years did not otherwise materially distort comparability of the Company’s results of operations and cash flows, and (c) the cost to restate the data reported for prior periods outweighs the usefulness of such restated data. Accordingly, the condensed consolidated financial statements included herein reflect the results of operations and cash flows for the six months ended September 30, 2021 (183 days) compared to the six months ended October 31, 2020 (184 days).

The Company, through its subsidiaries, aims to further develop and operate a multi-platform business, including: (a) the Company’s current health and wellness products businesses, (b) a subscription-based travel services business in the U.S. and international geographies under the banner Hapi Travel TM, (c) the operation and franchising of Hapi Cafe TM innovative destination cafes in North America, and (d) investing from time to time in emerging businesses, using a combination of debt and equity financing, in efforts to leverage the Company’s business competencies and to participate in these businesses’ growth.

Health and Wellness Products - The Company’s subsidiaries operating in the health and wellness products industry, which accounted for substantially all the Company’s consolidated net sales during the periods included in this Quarterly Report, market their products primarily through an independent sales force, using a direct selling business model under the proprietary brand “The Happy Co.”. Currently, The Happy Co. TM markets and distributes its health and wellness products primarily in the United States, Canada, the Republic of Korea, and other countries in the Asia Pacific region. In addition, certain of the Company’s domestic subsidiaries market its health and wellness products on a “not-for-resale” basis to consumers in other countries outside the U.S.

Subscription-Based Travel Services - Through its subsidiary, Hapi Travel Destinations, the Company is preparing to launch a subscription-based travel services business under the proprietary brand “Hapi Travel.” The Hapi Travel TM services are designed to offer the opportunity to travel to destinations in the U.S. and abroad to people of all ages, demographics, and economic backgrounds. Hapi Travel TM will also provide entrepreneurial opportunities to its subscribers by capitalizing on both the direct selling model and the retail travel business model.

Company-Owned and Franchised Destination Cafes – Sharing Services recently entered into a Letter of Intent (the “LOI”) to acquire the exclusive franchise rights in North America to the brand “Hapi Café” from Hapi Café, Inc, a company affiliated with Heng Fai Ambrose Chan, a Director of the Company, subject to formalization of a Master Franchise Agreement. Under the proposed terms, Sharing Services, directly or through its subsidiaries, will operate no less than five (5) corporate-owned stores and can offer to the public sub-franchise rights to own and operate other stores, subject to the terms and conditions contained in the LOI and the ultimate Master Franchise Agreement. Each corporate-owned or franchised Hapi Café TM store will offer to customers and Brand Partners seeking a healthier lifestyle: (a) a selection of functional and healthy food and beverages, (b) a pleasant workspace with free Wi-Fi service, (c) extensive physical fitness, nutrition management and personal workout print and video content, and (d) our Hapi Travel TM subsidiary’s proprietary travel services.

Targeted Ownership Interests – Directly or through its subsidiaries, the Company from time to time will invest in emerging businesses, using a combination of debt and equity financing, in efforts to leverage the Company’s resources and business competencies and to participate in these businesses’ growth. As part of the Company’s commitment to these emerging businesses’ success, the Company, directly or through its subsidiaries, also offers non-traditional inventory financing, equity or debt financing, order fulfillment and logistic, CRM “Back Office” solutions, and other success-critical services to these businesses.

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

During the 11-month transition period ended March 31, 2021, and the six months ended September 30, 2021, consolidated net loss was $1,235,021 and $6,262,772, respectively. During the 11-month transition period ended March 31, 2021, and the six months ended September 30, 2021, consolidated cash used in operating activities was $1,566,970 and $10,160,196, respectively. As of September 30, 2021, consolidated cash and cash equivalents are $28,841,283. In the near term, the Company anticipates continuing to use operating cash due to: (i) a sustained reduction in sales; (ii) investments in new geographic markets, new lines of business, and new products, and (iii) costs associated with the due diligence of purchasing strategic assets and companies. The Company believes that funds from the $30 million convertible loan received from Decentralized Sharing Systems, Inc. on April 5, 2021 (see Note 6 below), provides the Company with sufficient liquidity to sustain the Company’s plans and operations at current levels over the next twelve months.

The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to the prior year data to conform to the current period’s presentation, primarily consisting, as of March 31, 2021, reclassification of the liability associated with uncertain tax positions of $904,643 and, for the six months ended October 31, 2020, reclassification of the gain on employee warrants liability of $906,375.

Correction of Errors

In the three months ended January 31, 2021, the Company identified two errors in amounts previously reported in its Quarterly Report on Form 10-Q for the interim periods ended July 31, 2020, and October 31, 2020, concerning the method used to capitalize work-in-progress for projects and errors in its stock-based compensation expense related to employment contracts. Accordingly, in the three months ended January 31, 2021, the Company made the following corrections to previously reported amounts:

Capitalization of Costs for Ongoing Projects and Development of a New Business Brand. - In the fiscal quarter ended January 31, 2021, the Company capitalized costs incurred in connection with ongoing upgrades to its information technology systems, the development of the new business brand “The Happy Co” and office renovations, in the aggregate, of $816,116. Of this amount, $58,038 should have been capitalized in the quarter ended July 31, 2020, and $469,219 should have been capitalized in the quarter ended October 31, 2020.

Stock-based Compensation Expense - In the fiscal quarter ended January 31, 2021, the Company conducted a detailed review of the terms and conditions of stock warrants awarded to its employees in connection with employment agreements. As a result of this review, the Company concluded that stock-based compensation expense reported in the quarter ended July 31, 2020, was understated by approximately $5,587 and stock-based compensation expense reported in the quarter ended October 31, 2020, was overstated by $80,981.

The after-tax impact on previously reported Net Earnings for the affected periods indicated is:

	For the Three Months Ended October 31, 2020	For the Six Months Ended October 31, 2020
Net Earnings – As Reported	1,851,356	757,979
Adjustments (net of applicable tax):
Capitalized Projects	306,708	356,972
Stock-based Compensation Expense	80,981	75,394
Total Adjustments	387,689	432,366
Net Earnings – As Corrected	2,239,045	1,190,345

The Company has identified the impacted internal controls for both errors and has implemented additional internal controls in order to assess and mitigate the risk of error in the future.

Use of Estimates and Assumptions

The preparation of financial statements in accordance with GAAP requires the use of judgment and requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures about contingent assets and liabilities, if any. Matters that require the use of estimates and assumptions include: the recoverability of notes and accounts receivable, the valuation of inventory, the useful lives of fixed assets, the assessment of long-lived assets for impairment, the nature and timing of satisfaction of performance obligations resulting from contracts with customers, allocation of the transaction price to multiple performance obligations in a sales transaction, the measurement and recognition of right-of-use assets and related lease liabilities, the valuation of stock-based compensation awards, the measurement and recognition of uncertain tax positions, and the valuation of loss contingencies, if any. Actual results may differ from these estimates in amounts that are material to our consolidated financial statements. We believe that the estimates and assumptions used in the preparation of our consolidated financial statements are reasonable.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company includes in its consolidated cash and cash equivalents credit card receivables due from its merchant processors, which are expected to be settled within 24 to 72 hours. At September 30, 2021, and March 31, 2021, such credit card receivables were $3,702,567 and $6,225,139, respectively. In addition, as of September 30, 2021, and March 31, 2021, cash and cash equivalents held in bank accounts in foreign countries in the ordinary course of business were $2,288,156 and $1,612,026, respectively. Amounts held by merchant processors or held in bank accounts located in foreign countries are generally not insured by any federal agency.

Inventory

Inventory consists of finished goods and promotional materials and are stated at the lower of cost, determined using the first-in, first-out (“FIFO”) method, or net realizable value. The Company periodically assesses its consolidated inventory levels when compared to current and anticipated sales levels. During the six months ended September 30, 2021, and October 31, 2020, the Company recognized a consolidated provision for excess (slow-moving) or obsolete inventory of $336,181 and $42,609, respectively, in connection with health and wellness product of certain Company subsidiaries that is damaged, expired or otherwise in excess of forecasted outputs, based on its current and anticipated sales levels. The Company reports its provisions for inventory losses in cost of goods sold in its consolidated statements of operations.

Note Payable

In May 2020, Sharing Services was granted a loan (the “PPP Loan”) by a commercial bank in the amount of approximately $1.0 million, pursuant to the Paycheck Protection Program features of the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”).

At March 31, 2021, loan principal in the amount of approximately $1.0 million was outstanding. The Company’s borrowings under the PPP Loan were eligible for loan forgiveness under the provisions of the CARES Act. In June 2021, the Company was formally notified by the lender that the Company’s obligations under the loan were forgiven effective May 25, 2021. The loan forgiveness applied to all principal and interest accrued through the loan forgiveness effective date. The Company recognized a gain on extinguishment of debt of $1,040,400 in connection with such loan forgiveness.

Foreign Currency Translation

Prior to April 1, 2021, substantially all consolidated revenues and expenses were denominated in U.S. dollars. As part of our growth initiatives, we are in the process of expanding operations outside the United States. The functional currency of each of our foreign operations is generally their respective local currency. Balance sheet accounts are translated into U.S. dollars (our reporting currency) at the rates of exchange in effect at the balance sheet date, while the results of operations and cash flows are generally translated using average exchange rates for the periods presented. Individually material transactions, if any, are translated using the actual rate of exchange on the transaction date. The resulting translation adjustments are reported in cumulative translation adjustments in our consolidated balance sheets.

Comprehensive Income

For the three and six months ended September 30, 2021, the Company’s consolidated comprehensive income was comprised of currency translation adjustments and net earnings (loss). Prior to April 1, 2021, the only component of the Company’s comprehensive income was its net earnings (loss).

Revenue Recognition

The Company’s subsidiaries operating in the health and wellness products industry, which accounted for substantially all the Company’s consolidated net sales during the periods included in this Quarterly Report, market their products primarily through an independent sales force, using a direct selling business model under the proprietary brand “The Happy Co.”. As of September 30, 2021, and March 31, 2021, consolidated deferred sales revenue associated with product invoiced but not received by customers at the balance sheet date was $346,448 and $1.2 million, respectively. In addition, as of September 30, 2021, and March 31, 2021, consolidated deferred sales revenue associated with unfulfilled performance obligations for services offered on a subscription basis was $90,398 and $153,216, and consolidated deferred sales revenue associated with performance obligations for customers’ right of return was $67,378 and $95,780, respectively. Deferred sales revenue is expected to be recognized over one year.

During the six months ended September 30, 2021, no individual customer, or affiliated group of customers, represents 10% or more of consolidated net sales, and approximately 69% of consolidated net sales were to consumers (including 32% to recurring customers, which we refer to as “SmartShip” sales, and approximately 37% to new customers) and approximately 31% of consolidated net sales were to independent distributors.

During the six months ended September 30, 2021, and October 31, 2020, approximately 84% and 94%, respectively, of consolidated net sales were to customers and/or independent distributors located in the United States. No other country accounted for 10% or more of consolidated net sales.

During the six months ended September 30, 2021, approximately 99% of consolidated net sales are from health and wellness products (including approximately 42% from the sale of Nutraceutical products, 28% from the sale of coffee and other functional beverages, 14% from the sale of weight management products, and approximately 15% from the sale of all other health and wellness products). During the six months ended October 31, 2020, approximately 99% of consolidated net sales are from the sale of health and wellness products (including 57% from the sale of Nutraceutical products, 29% from the sales of coffee and other functional beverages, and 13% from the sale of all other health and wellness products). See Description of Operations above.

During the six months ended September 30, 2021, approximately 55% of consolidated product purchases were from a third-party manufacturer based in the U.S., while 45% of consolidated product purchases were from a related-party supplier located in the Republic of Korea. During the six months ended October 31, 2020, product purchases from a third-party manufacturer (the same U.S.-based supplier discussed in the preceding sentence) accounted for approximately 98% of total consolidated product purchases.

Sales Commissions

The Company’s subsidiaries recognize sales commission expense, which is included in selling and marketing expenses in our consolidated statements of earnings and comprehensive income, when incurred, in accordance with GAAP. During the three months ended September 30, 2021, and October 31, 2020, consolidated sales commission expense was $4.9 million and $8.6 million, respectively, and during the six months ended September 30, 2021, and October 31, 2020, $9.9 million and $18.1 million, respectively.

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

NOTE 2 – EARNINGS (LOSS) PER SHARE

We calculate basic earnings (loss) per share by dividing net earnings (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share is calculated similarly but reflects the potential impact of shares issuable upon the conversion or exercise of outstanding convertible preferred stock, convertible notes payable, stock warrants, and other commitments to issue common stock, except where the impact would be anti-dilutive.

The calculation of diluted earnings per share also reflects an adjustment to net earnings for the potential reduction to a reporting period’s interest expense, net of applicable income tax, which would result if the Company’s convertible notes payable were converted at the beginning of such reporting period.

The following table sets forth the computations of basic and diluted earnings (loss) per share:

	Three Months Ended		Six Months Ended
	September 30, 2021	October 31, 2020	September 30, 2021	October 31, 2020
Net earnings (loss), as reported	$(2,714,765)	$2,239,045	$(6,262,772)	$1,190,345
After tax interest adjustment	-	6,354	-	11,594
Net earnings (loss), if-converted basis	$(2,714,765)	$2,245,399	$(6,262,772)	$1,201,939
Weighted average basic shares	187,567,291	203,227,398	186,009,840	171,497,718
Dilutive securities and instruments:
Convertible preferred stock	-	18,476,413	-	31,304,851
Convertible notes	-	10,406,100	-	10,406,100
Stock options and warrants	-	28,745,376	-	28,167,714
Weighted average diluted shares	187,567,291	260,855,287	186,009,840	241,376,383
Earnings (loss) per share:
Basic	$(0.01)	$0.01	$(0.03)	$0.01
Diluted	$(0.01)	$0.01	$(0.03)	$0.01

The following potentially dilutive securities and instruments were outstanding as of September 30, 2021, but were excluded from the table above because their impact would be anti-dilutive:

September 30, 2021
Convertible preferred stock	8,289,781
Convertible notes payable	156,381,169
Stock warrants	128,743,903
Total potential incremental shares	293,414,853

The preceding table does not include 4,250,000 and 19,450,000 stock warrants held by employees which are not vested (or exercisable) at September 30, 2021, and October 31, 2020, respectively.

NOTE 3 – INVENTORY

The Company provides an allowance for any slow-moving or obsolete inventory. Inventory consists of the following:

	September 30, 2021	March 31, 2021
Finished Goods	$5,889,299	$2,556,368
Allowance for inventory obsolescence	(284,780)	(85,058)
	$5,604,519	$2,471,310

The increase in finished goods as of September 30, 2021, compared to as of March 31, 2021, reflects the inventory of our South Korean subsidiary, which started selling product in June 2021, of $2.0 million.

NOTE 4 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	September 30, 2021	March 31, 2021
Prepaid interest, related party	$1,229,589	$-
Inventory-related deposits	405,179	1,845,722
Employee advances	145,751	320,631
Prepaid expenses and other	726,280	237,281
	$2,506,799	$2,403,634

NOTE 5 – INVESTMENT IN UNCONSOLIDATED ENTITIES

In September 2021, the Company, Stemtech Corporation (“Stemtech”) and Globe Net Wireless Corp. (“GNTW”) entered into a Securities Purchase Agreement (the “SPA”) pursuant to which the Company invested $1.4 million in Stemtech in exchange for: (a) a Convertible Promissory Note in the amount of $1.4 million in favor of the Company (the “Convertible Note”) and (b) a detachable Warrant to purchase shares GNTW common stock (the “GNTW Warrant”). Stemtech is a subsidiary of GNTW. As an inducement to enter into the SPA, GNTW agreed to pay to the Company an origination fee of $500,000, payable in shares of GNTW’s common stock. The Convertible Note matures on September 9, 2024, bears interest at the annual rate of 10%, and is convertible, at the option of the holder, into shares of GNTW’s common stock at a conversion rate calculated based on the closing price per share of GNTW’s common stock during the 30-day period ended September 19, 2021. The GNTW Warrant expires on September 13, 2024 and conveys the right to purchase up to 1.4 million shares of GNTW’s common stock at a purchase price calculated based on the closing price per share of GTNW’s common stock during the 10-day period ended September 13, 2021. In September 2021, GNTW issued to the Company 154,173 shares of its common stock, or less than 1% of the shares of GNTW then issued and outstanding, in payment of the origination fee.

The Company carries its investment in the Convertible Note, the GNTW Warrant and the shares of GNTW common stock at fair value in accordance with GAAP. During the three months ended September 30, 2021, the Company recognized unrealized gains, before income tax, of $1,655,218 in connection with its investment in the Convertible Note, the GNTW Warrant and the shares of GNTW common stock.

In September 2021, the Company entered into a Membership Unit Purchase Agreement pursuant to which the Company acquired a 30.75% equity interest in MojiLife, LLC., a limited liability company organized in the State of Utah, in exchange for $1,537,000. MojiLife is an emerging growth distributor of technology-based consumer products for the home and car. MojiLife’s products include esthetically attractive, cordless scent diffusers for the home or for the car, as well as proprietary home cleaning products and accessories.

Investment in unconsolidated entities consists of the following:

	September 30, 2021	March 31, 2021
Investment in Stemtech convertible note	$764,084	$-
Investment in MojiLife, LLC	1,537,000	-
Investment in detachable GNTW stock warrant	2,478,000	-
Investment in GNTW common stock	272,886	-
	$5,051,970	$-

NOTE 6 – ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consist of the following:

	September 30, 2021	March 31, 2021
Deferred sales revenues	$504,223	$1,449,359
Liability associated with uncertain tax positions	921,977	904,643
Accrued severance expense	-	700,000
Payroll and employee benefits	573,229	523,454
Settlement liability, current portion	352,306	376,921
Lease liability, current portion	287,921	373,398
Other operational accruals	592,774	499,639
	$3,232,430	$4,827,414

Lease liability, current portion, represent obligations due withing one year under operating leases for office space, automobiles, and office equipment.

NOTE 7 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

Issuance Date	Maturity Date	Interest Rate	Conversion Price (per share)	September 30, 2021	March 31, 2021
April 2021	April 2024	8%	$0.20	$30,000,000	$-
October 2017	October 2022	12%	$0.15	50,000	50,000
April 2018	April 2021	0%	$0.01	100,000	100,000
Total convertible notes payable				30,150,000	150,000
Less: unamortized debt discount and deferred financing costs				25,137,965	15,607
				5,012,035	134,393
Less: current portion of convertible notes payable				100,000	99,631
Long-term convertible notes payable				$4,912,035	$34,762

The Company’s convertible notes are convertible, at the option of the holder, into shares of the Company’s Common Stock at the conversion prices shown above.

In October 2017, the Company issued a Convertible Promissory Note in the principal amount of $50,000 (the “Note”) to HWH International, Inc (“HWH” or the “Holder”). HWH is affiliated with Heng Fai Ambrose Chan, who in April 2020 became a Director of the Company. The Note is convertible into 333,333 shares of the Company’s Common Stock. Concurrent with issuance of the Note, the Company issued to HWH a detachable warrant to purchase up to an additional 333,333 shares of the Company’s Common Stock, at an exercise price of $0.15 per share. Under the terms of the Note and the detachable stock warrant, the Holder is entitled to certain financing rights. If the Company enters into more favorable transactions with a third-party investor, it must notify the Holder and may have to amend and restate the Note and the detachable stock warrant to be identical. See Note 9 below.

In December 2019, the Company and the holder of the Company’s $100,000 convertible note dated April 13, 2018 (the “April 2018 Note”) entered into an amendment to the underlying promissory note. Pursuant to the amendment, the parties extended the maturity date of the note to April 2021. In addition, after giving effect to the amendment, the April 2018 Note is non-interest bearing. All other terms of the April 2018 Note remain unchanged. As of the date of this Quarterly Report, the Company and the holder of the note are discussing options, which may include the conversion in full or in part of the note, and the repayment of any remainder of the note. The Company intends to conclude these discussions and to settle the April 2018 Note in the foreseeable future.

On April 5, 2021, the Company and Decentralized Sharing Systems, Inc. (“DSSI”) entered into a Securities Purchase Agreement, pursuant to which the Company issued: (a) a Convertible Promissory Note in the principal amount of $30.0 million (the “Note”) in favor of DSSI, and (b) a detachable Warrant to purchase up to 150,000,000 shares of the Company’s Class A Common Stock, at $0.22 per share, and DSSI loaned to the Company $30.0 million. DSSI, is a subsidiary of DSS, Inc. (formerly Document Security Systems, Inc.) (“DSS”), and, together with DSS, is a major shareholder of the Company. Under the terms of the loan, the Company agreed to pay to DSSI a loan Origination Fee of $3.0 million, payable in shares of the Company’s Class A Common Stock, at the rate of $0.20 per share. The Note bears interest at the annual rate of 8% and matures on April 5, 2024, subject to certain acceleration provisions upon the occurrence of an Event of Default, as defined in the Note. At any time during the term of the Note, all or part of the Note, including the principal amount less unamortized prepaid interest, if any, plus any accrued interest can be converted into shares of the Company’s Class A Common Stock at the rate of $0.20 per share, at the option of the holder. Interest on the Note is pre-payable annually in cash or in shares of the Company’s Class A Common Stock, at the option of the Company, except that interest for the first year is pre-payable in shares of the Company’s Class A Common Stock, at the rate of $0.20 per share.

In connection with the issuance of the Note and the detachable Warrant, the Company allocated $15.0 million of the net proceeds from the loan to the detachable Warrant, allocated $12.0 million of the net proceeds to the beneficial conversion feature embedded in the Note and recognized deferred financing costs of $3.0 million. The resulting debt discount and the deferred financing costs are being amortized into interest expense over the term of the note (three years). During the six months ended September 30, 2021, the Company issued to DSSI 27,000,000 shares of its Class A Common Stock, including 15,000,000 shares in payment of the loan Origination Fee and 12,000,000 shares in prepayment of interest for the first year. In connection therewith, the Company recognized a deemed dividend of $1,080,000 for the excess of the fair value of the shares issued over the amounts settled.

During the three months ended September 30, 2021, and October 31, 2020, interest expense in connection with the Company’s convertible notes was $606,444 and $1,512, respectively, excluding amortization of debt discount of $2,269,312 and $5,120, respectively, and, in the three months ended September 30, 2021, amortization of deferred financing costs of $251,825. During the six months ended September 30, 2021, and October 31, 2020, interest expense in connection with the Company’s convertible notes was $1,173,419 and $3,025, respectively, excluding amortization of debt discount of $4,390,417 and $10,242, respectively, and, in the six months ended September 30, 2021, amortization of deferred financing costs of $487,226. These amounts are included in interest expense in our consolidated statements of operations.

NOTE 8 – INCOME TAXES

The statutory rates for our domestic and our material foreign operations are as follows for the periods shown:

Country	2021	2020
United States	21%	21%
Republic of Korea	22%	22%

For the six months ended September 30, 2021, and October 31, 2020, the consolidated effective tax rate was 0.07% and 30.7%, respectively. The consolidated effective tax rate for the six months ended September 30, 2021, was different from the federal statutory rate primarily due to the valuation allowance of $1,866,779 placed on certain deferred tax assets being carried forward or projected to reverse in future years due to the uncertainty of the Company generating sufficient taxable income in the foreseeable future to make realization probable. Income taxes applicable to our foreign operations are not material in the periods presented.

The effective tax rate for the six months ended October 31, 2020, was different from the federal statutory rate primarily due to the provision for state income and franchise tax liabilities.

NOTE 9 - STOCKHOLDERS’ EQUITY

Common Stock

On July 28, 2021, the Company held its Annual Meeting of Stockholders. At the meeting, the Company’s Shareholders ratified the Second Amended and Restated Articles of Incorporation of the Company, which was previously approved by the Board of Directors. The Second Amended and Restated Articles of Incorporation, among other things, increased the authorized number of shares of the Company’s stock to 1,000,000,000 shares, including: (a) 800,000,000 shares of Common Stock having a par value of $0.0001 per share, and (b) 200,000,000 shares of Preferred Stock having a par value of $0.0001 per share and comprised of the Company’s Convertible Series A Preferred Stock and Convertible Series C Preferred Stock.

During the six months ended September 30, 2021, the Company issued to DSSI 27,000,000 shares of its Class A Common Stock, including 15,000,000 shares in payment of the loan Origination Fee and 12,000,000 shares in prepayment of interest for the first year, as more fully discussed in Note 6 above. In addition, during the six months ended September 30, 2021, the holders of 10,000 shares of the Company’s Series C preferred stock converted such holdings into 10,000 shares of the Company’s Class A Common Stock, and the Company issued 500,000 shares of its Class A Common Stock in connection with the exercise of stock warrants by its employees.

As of September 30, 2021, 187,610,769 shares of our Class A Common Stock are issued and outstanding.

NOTE 10 - RELATED PARTY TRANSACTIONS

Decentralized Sharing Systems, Inc.

In July 2020, Sharing Services and Heng Fai Ambrose Chan, a Director of the Company, entered into a Stock Purchase and Share Subscription Agreement (the “SPA Agreement”) pursuant to which Mr. Chan invested $3.0 million in the Company in exchange for 30.0 million shares of the Company’s Class A Common Stock and a fully vested Stock Warrant to purchase up to 10.0 million shares of the Company’s Class A Common Stock at an exercise price of $0.20 per share. On the stock warrant issuance date, the closing price for the Company’s common stock was $0.177 per share and the Company recognized a deemed dividend of $2.4 million. Simultaneously with the SPA Agreement, Mr. Chan and Decentralized Sharing Systems, Inc. (“DSSI”), a subsidiary of DSS, Inc. (“DSS”), and, together with DSS, a major shareholder of the Company, entered into an Assignment and Assumption Agreement pursuant to which Mr. Chan assigned to DSS all interests in the SPA Agreement. In July 2020, the Company issued 30.0 million shares of its Class A Common Stock to DSS, an “accredited investor” as defined in the Securities Act, pursuant to the SPA Agreement. Under the terms of the SPA Agreement, the shares of Class A Common Stock issued to DSS are subject to a one (1) year restriction. The Stock Warrant issued pursuant to the SPA Agreement expires on the third anniversary from the issuance date, unless exercised earlier.

On April 5, 2021, Sharing Services and DSSI entered into a Securities Purchase Agreement, pursuant to which the Company issued: (a) a Convertible Promissory Note in the principal amount of $30.0 million (the “Note”) in favor of DSSI, and (b) a detachable Warrant to purchase up to 150,000,000 shares of the Company’s Class A Common Stock, at $0.22 per share, and DSSI loaned to the Company $30.0 million. Under the terms of the loan, the Company agreed to pay to DSSI a loan Origination Fee of $3.0 million, payable in shares of the Company’s Class A Common Stock, at the rate of $0.20 per share. See Note 6 for more information.

As of September 30, 2021, DSS and its affiliates owned 91.4 million shares of the Company’s Class A Common Stock, excluding 160.0 million shares issuable upon the exercise of warrants held by DSS and 150.0 million shares issuable upon conversion of the Note discussed in the preceding paragraph. Heng Fai Ambrose Chan, Frank D. Heuszel, and John (“JT”) Thatch, each a Director of the Company, also serve on the Board of Directors of DSS. Mr. Chan also serves as Chairman of the Board of Directors of the Company. Mr. Thatch also serves as President, CEO and Vice Chairman of the Board of Directors of the Company.

Alset Title Company, Inc.

In July 2021, the Company entered into a purchase agreement pursuant to which the Company intends to purchase an office building subject to certain significant limiting conditions including, among other things, the delivery to the Company by Alset Title Company, Inc. (“Alset Title”) of an Owner’s Policy of Title Insurance. The purchase price is anticipated to be approximately $8.8 million. Alset Title would also act as escrow and closing agent for the transaction. Alset Title is a subsidiary of DSS which, together with another of DSS’ subsidiaries, is a major shareholder of the Company.

Hapi Café, Inc.

In August 2021, Sharing Services entered into a Letter of Intent (the “LOI”) to acquire the exclusive franchise rights in North America to the brand “Hapi Café” from Hapi Café, Inc, a company affiliated with Heng Fai Ambrose Chan, a Director of the Company, subject to formalization of a Master Franchise Agreement. Under the proposed terms, Sharing Services, directly or through its subsidiaries, will operate no less than five (5) corporate-owned stores and can offer to the public sub-franchise rights to own and operate other stores, subject to the terms and conditions contained in the LOI and ultimate Master Franchise Agreement. Each corporate or franchised Hapi Café TM store will offer to customers and Brand Partners seeking a healthier lifestyle: (a) a selection of functional and healthy food and beverages, (b) a pleasant workspace with free Wi-Fi service, (c) extensive physical fitness, nutrition management and personal workout print and video content, and (d) our Hapi Travel TM subsidiary’s proprietary travel services.

HWH International, Inc.

In October 2017, Sharing Services issued a Convertible Promissory Note in the principal amount of $50,000 (the “Note”) to HWH International, Inc (“HWH” or the “Holder”). HWH is affiliated with Heng Fai Ambrose Chan, who in April 2020 became a Director of the Company. The Note is convertible into 333,333 shares of the Company’s Common Stock. Concurrent with issuance of the Note, the Company issued to HWH a detachable stock warrant to purchase up to an additional 333,333 shares of the Company’s Common Stock, at an exercise price of $0.15 per share. Under the terms of the Note and the detachable stock warrant, the Holder is entitled to certain financing rights. If the Company enters into more favorable transactions with a third-party investor, it must notify the Holder and may have to amend and restate the Note and the detachable stock warrant to be identical. As of the date of this Quarterly Report, the Company and HWH are jointly reviewing the Note and the detachable stock warrant. The number of shares that HWH may acquire upon conversion of the HWH Note and exercise of the detachable stock warrant may be greater than the amounts described in this paragraph, depending on the results of such review.

HWH World, Inc.

A subsidiary of the Company operating in the Republic of Korea subleases office space from HWH World, Inc., a subsidiary of DSS and a company affiliated with Heng Fai Ambrose Chan, a Director of the Company. Pursuant to the terms of the sublease agreement, the Company recognized a right-of-use asset and an operating lease liability of $303,322 in connection therewith. As of September 30, 2021, accounts payable includes payments due to HWH World under the lease of $164,400.

In September 2021, the Company and HWH World, Inc., a subsidiary of DSS and a company affiliated with Heng Fai Ambrose Chan, a Director of the Company, entered into an Advisory Agreement pursuant to which the Company provides strategic advisory services to HWH World, Inc. in connection with its North America expansion plans in exchange for a monthly fee of $10,000.

K Beauty Research Lab. Co., Ltd

In the six months ended September 30, 2021, a wholly owned subsidiary of the Company purchased skin care products manufactured by K Beauty Research Lab. Co., Ltd (“K Beauty”), a South Korean-based supplier of skin care products that is affiliated with Heng Fai Ambrose Chan, a Director of the Company, in the aggregate amount of $2.7 million, respectively. The Company’s affiliates operating in Asia intend to distribute skin care and other products in South Korea and other countries, including skin care products procured from K Beauty, as part of the Company’s previously announced strategic growth plans.

Premier Packaging Corporation

In the six months ended September 30, 2021, a wholly owned subsidiary of the Company issued purchase orders to Premier Packaging Corporation, a subsidiary of DSS, to acquire printed packaging materials in the aggregate amount of $151,509.

NOTE 11 – STOCK-BASED COMPENSATION

Stock Warrants

Stock Warrants Issued to Directors, Officers and Employees

In July 2020, Sharing Services and Heng Fai Ambrose Chan, a Director of the Company, entered into a Stock Purchase and Share Subscription Agreement (the “SPA Agreement”) pursuant to which Mr. Chan invested $3.0 million in the Company in exchange for 30.0 million shares of the Company’s Class A Common Stock and a fully vested Stock Warrant to purchase up to 10.0 million shares of the Company’s Class A Common Stock at an exercise price of $0.20 per share. In July 2020, Mr. Chan assigned to DSS all interests in the SPA Agreement and the transactions contemplated in the SPA Agreement were completed. Mr. Chan is also a Director of DSS.

In October 2017, Sharing Services issued a convertible note in the principal amount of $50,000 to HWH International, Inc (“HWH”) and a detachable stock warrant to purchase up to 333,333 shares of the Company’s Common Stock, at an exercise price of $0.15 per share. The Note is convertible into 333,333 shares of the Company’s Common Stock and expires in October 2022. HWH is affiliated with Heng Fai Ambrose Chan, who in April 2020 became a Director of the Company.

During the fiscal year 2020; certain domestic subsidiaries of the Company entered multi-year employment agreements with its key employees. In general, each employment contract contained a fully vested initial grant of warrants exercisable at a fixed exercise price and, provided for subsequent grants that were exercisable at a discounted price based on the 10-day average stock price determined at the time of exercise. The subsequent grants would vest at each anniversary date of the employment agreement effective date. The Company begins recognizing the compensatory nature of the warrants at the service inception date and ceases recognition at the vesting date. Due to the variable nature of the exercise price for some grants, the Company will continue to recognize expense (or benefit) after the end of the service period until the warrants are exercised or expire. As such, the Company disclosures below are based on either (i) the fixed exercise price of the warrant; or (ii) the variable exercise price of the warrant as determined on the last day of the period.

During the six months ended September 30, 2021, and October 31, 2020, the Company recognized a compensatory gain of $1,781,100 and $906,375, respectively, in connection with grants with a variable exercise price after service is completed.

NOTE 12 – LEASES

The Company leases space for its offices and warehouse space, under lease agreements classified as “operating leases’” as defined in ASC Topic 842. The weighted-average remaining lease term and discount rate related to the Company’s lease liabilities as of September 30, 2021, were 1.3 years and 12% respectively. The Company’s discount rate is generally based on estimates of its incremental borrowing rate, as discount rates implicit in the Company’s leases cannot be readily determined.

The following information pertains to the Company’s leases as of the balance sheet dates indicated:

Assets	Classification	September 30, 2021	March 31, 2021
Operating leases	Right-of-use assets, net	$319,517	$428,075
Total lease assets		$319,517	$428,075

Liabilities
Operating leases	Accrued and other current liabilities	$287,921	$373,398
Operating leases	Lease liability, long-term	31,597	77,810
Total lease liability		$319,518	$451,208

The following information pertains to the Company’s leases for the periods indicated:

		Three Months Ended
Lease cost	Classification	September 30, 2021	October 31, 2020
Operating lease cost	General and administrative expenses	$305,680	$130,275
Operating lease cost	Depreciation and amortization	-	-
Operating lease cost	Interest expense, net	-	-
Total lease cost		$305,680	$130,275

		Six Months Ended
Lease cost	Classification	September 30, 2021	October 31, 2020
Operating lease cost	General and administrative expenses	$465,500	$270,498
Operating lease cost	Depreciation and amortization	-	-
Operating lease cost	Interest expense, net	-	-
Total lease cost		$465,500	$270,498

The Company’s lease liability is payable as follows:

Twelve months ending September 30,
2022	$287,921
2023	31,597
2024-2026	-
Thereafter	-
Total lease liability	$319,518

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Regulatory Matters

In May 2021, the Company announced that it has received a notice from the pertinent licensing authority in the Republic of Korea, (“KOSSA”) stating that the multi-level license previously issued to the Company’s subsidiary organized in South Korea has been cancelled by KOSSA. The Company and its subsidiary are actively reviewing all correspondence with KOSSA, investigating the facts surrounding the cancellation, and reviewing all available options to resolve all outstanding issued raised by KOSSA.

Legal Matters in General

The Company and its subsidiaries have incurred several claims in the normal course of business. The Company believes such claims can be resolved without any material adverse effect on our consolidated financial position, results of operations, or cash flows.

The Company maintains certain liability insurance. However, certain costs of defending lawsuits are not covered by or only partially covered by its insurance policies, including claims that are below insurance deductibles. Additionally, insurance carriers could refuse to cover certain claims, in whole or in part. The Company accrues costs to defend itself from litigation as they are incurred.

The outcome of litigation is uncertain, and despite management’s view of the merits of any litigation, or the reasonableness of the Company’s estimates and reserves, the Company’s financial statements could nonetheless be materially affected by an adverse judgment. The Company believes it has adequately reserved for the contingencies arising from current legal matters where an outcome was deemed to be probable, and the loss amount could be reasonably estimated. No provision for legal matters was deemed necessary at September 30, 2021.

Legal Proceedings

The Company from time to time is involved in various claims and lawsuits incidental to the conduct of its business in the ordinary course. We do not believe that the ultimate resolution of these matters will have a material adverse impact on our consolidated financial position, results of operations or cash flows.

(a)	Case No. 4:20-cv-00946; Dennis Burback, Ken Eddy and Mark Andersen v. Robert Oblon, Jordan Brock, Jeff Bollinger, Four Oceans Global, LLC, Four Oceans Holdings, Inc., Alchemist Holdings, LLC, Elepreneurs U.S., LLC, Elevacity U.S., LLC, Sharing Services Global Corporation, Custom Travel Holdings, Inc., and Does 1-5, pending in the United States District Court for the Eastern District of Texas. On December 11, 2020, three investors in Four Oceans Global, LLC filed a lawsuit against the Company, its affiliated entities, and other persons and entities related to an investment made by the three investors in 2015. The Company and its affiliated entities have filed an answer denying the three investors’ claims. This matter remains pending as of September 30, 2021.

(b)	AAA Ref. No. 01-20-0019-3907; Sharing Services Global Corporation, Elevacity Holdings, LLC, Elevacity U.S., LLC, Elepreneurs Holdings, LLC and Elepreneurs U.S., LLC v. Robert Oblon, pending before the American Arbitration Association. On December 30, 2020, the Company and its affiliated companies filed an arbitration complaint against Robert Oblon for breach of contract and a declaratory judgment relating to the Multi-Party Settlement Agreement with Robert Oblon. This matter remains pending as of September 30, 2021.

(c)	Case No. 4:20-cv-00989; Sharing Services Global Corporation, Elevacity Holdings, LLC, Elevacity U.S., LLC, Elepreneurs Holdings, LLC and Elepreneurs U.S., LLC v. Robert Oblon, pending in the in the United States District Court for the Eastern District of Texas. On December 30, 2020, the Company and its affiliated companies filed a lawsuit against Robert Oblon seeking injunctive relief relating to the Multi-Party Settlement Agreement with Robert Oblon. This matter is a companion case to the AAA arbitration proceeding described in paragraph (b) above and, while it remains pending as of September 30, 2021, further action in this case has been stayed by court order, pending final adjudication of the referenced AAA arbitration proceeding.

(d)	Case No. 4:21-cv-00026; Elepreneurs Holdings, LLC d/b/a Elepreneur, LLC, Elepreneurs U.S., LLC d/b/a Elepreneurs, LLC, and SHRG IP Holdings, LLC v. Lori Ann Benson, Andrea Althaus and Lindsey Buboltz, pending in the United States District Court for the Eastern District of Texas. On December 31, 2020, the Company filed suit against three former distributors and obtained injunctive relief from the 429th Judicial District of Collin County, Texas. The lawsuit was removed by the three former distributors to federal court. The Company subsequently obtained injunctive relief from the federal court. The matter remains pending as of September 30, 2021.

(e)	Case No. 4:21-cv-00183; Sharing Services Global Corporation f/k/a Sharing Services, Inc., Elepreneurs Holdings, LLC n/k/a Elevacity Holdings, LLC, Elepreneurs U.S., LLC n/k/a Elevacity U.S., LLC and SHRG IP Holdings, LLC v. AmplifeiIntl, LLC d/b/a HAPInss and HAPInssBrands, LLC pending in the United States District Court for the Eastern District of Texas. On March 5, 2021, the Company and its affiliated entities filed suit against a newly formed competitor for various claims including trademark infringement, trade secret violations, unfair competition under state and federal law as well as tortious interference with contracts and business relationships. The matter remains pending as of September 30, 2021.

NOTE 14 – FAIR VALUE MEASURENTS OF FINANCIAL INSTRUMENTS

Our financial instruments consist of cash equivalents, if any, accounts receivable, notes receivable, investments in unconsolidated entities, accounts payable and convertible notes payable. The carrying amounts of cash equivalents, if any, trade accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these financial instruments.

Consistent with the valuation hierarchy contained in ASC Topic 820, we categorized certain of our consolidated financial assets and liabilities as follows:

	September 30, 2021
	Total	Level 1	Level 2	Level 3
Assets
Investment in unconsolidated entities	$5,051,970	$272,886	$3,242,084	$1,537,000
Notes receivable	136,281	-	-	136,281
Total assets	$5,188,251	$272,886	$3,242,084	$1,673,281
Liabilities
Convertible notes payable	$14,344,773	$-	$14,205,000	$139,773
Total liabilities	$14,344,773	$-	$14,205,000	$139,773

	March 31, 2021
	Total	Level 1	Level 2	Level 3
Assets
Notes receivable	$94,600	$-	$-	$94,600
Total assets	$94,600	$-	$-	$94,600
Liabilities
Notes Payable	$1,040,400	$-	$-	$1,040,400
Convertible notes payable	134,393	-	-	134,393
Total liabilities	$1,174,793	$-	$-	$1,174,793

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

Highlights for the Three Months Ended September 30, 2021:

●	For the three months ended September 30, 2021, consolidated net sales decreased $9.6 million, or 49.2%, to $9.9 million, compared to the three months ended October 31, 2020.

●	For the three months ended September 30, 2021, consolidated gross profit decreased $7.4 million, or 51.7%, to $6.9 million, compared to the three months ended October 31, 2020. Consolidated gross margin was 70.4% for the three months ended September 30, 2021, compared to 74.0% for the three months ended October 31, 2020.

●	For the three months ended September 30, 2021, consolidated operating expenses decreased $2.9 million, or 21.5%, to $10.6 million, compared to the three months ended October 31, 2020.

●	For the three months ended September 30, 2021, consolidated operating loss was $3.6 million compared to operating earnings of $932,435 million for the three months ended October 31, 2020.

●	For the three months ended September 30, 2021, consolidated net non-operating expenses were $354,899 compared to net non-operating income of $1,966,604 for the three months ended October 31, 2020.

●	For the three months ended September 30, 2021, consolidated income tax benefit was $1.3 million, compared to a consolidated income tax provision of $659,994.

●	For the three months ended September 30, 2021, consolidated net loss was $2.7 million compared to consolidated net earnings of $2.2 million for the three months ended October 31, 2020. For the three months ended September 30, 2021, diluted loss per share was $0.01, compared to diluted earnings per share of $0.01 for the three months ended October 31, 2020.

●	For the six months ended September 30, 2021, consolidated net cash used by operating activities was $10.2 million compared to $3.8 million for the three months ended October 31, 2020.

●	In April 2021, Sharing Services borrowed $30.0 million from Decentralized Sharing Systems, Inc. (“DSSI”), a subsidiary of DSS, Inc. (formerly Document Security Systems, Inc.) (“DSS”), and, together with DSS, a major shareholder of the Company.

●	In April 2021, Sharing Services issued to DSSI 27,000,000 shares of its Class A Common Stock, including 15,000,000 shares in payment of a loan Origination Fee of $3.0 million and 12,000,000 shares in prepayment of $2.4 million in interest in connection with the DSSI loan discussed above.

●	In September 2021, Sharing Services invested $1.4 million in Stemtech Corporation and $1.5 million in MojiLife, LLC., both emerging growth companies.

Overview

Summary Description of Business

The Company, through its subsidiaries, aims to further develop and operate a multi-platform business, including: (a) the Company’s current health and wellness products businesses, (b) a subscription-based travel services business in the U.S. and in international geographies under the banner: Hapi Travel TM, (c) the operation and franchising of Hapi Cafe TM innovative destination cafes in North America, and (d) investing from time to time in emerging businesses in efforts to leverage the Company’s resources and business competencies and to participate in these businesses’ growth.

Health and Wellness Products - The Company’s subsidiaries operating in the health and wellness products industry, which accounted for substantially all the Company’s consolidated net sales during the periods included in this Quarterly Report, market their products primarily through an independent sales force, using a direct selling business model under the proprietary brand “The Happy Co.”. Currently, The Happy Co. TM markets and distributes its health and wellness products primarily in the United States, Canada, the Republic of Korea, and other countries in the Asia Pacific region. In addition, certain of the Company’s domestic subsidiaries market its health and wellness products on a “not-for-resale” basis to consumers in other countries outside the U.S.

Subscription-Based Travel Services - Through its subsidiary, Hapi Travel Destinations, the Company is preparing to launch a subscription-based travel services business under the proprietary brand “Hapi Travel.” The Hapi Travel TM services are designed to offer the opportunity to travel to exciting destinations in the U.S. and abroad to people of all ages, demographics, and economic backgrounds. Hapi Travel TM will also provide excellent entrepreneurial opportunities by capitalizing on both the direct selling model and the retail travel model.

Company-Owned and Franchised Destination Cafes – Sharing Services recently entered into a Letter of Intent (the “LOI”) to acquire the exclusive franchise rights in North America to the brand “Hapi Café” from Hapi Café, Inc, a company affiliated with Heng Fai Ambrose Chan, a Director of the Company, subject to formalization of a Master Franchise Agreement. Under the proposed terms, Sharing Services, directly or through a subsidiary, will operate no less than five (5) corporate-owned stores and can offer to the public sub-franchise rights to own and operate other stores, subject to the terms and conditions contained in the LOI and the ultimate Master Franchise Agreement. Each corporate-owned or franchised Hapi Café TM store will offer customers and Brand Partners seeking a healthier lifestyle: (a) a selection of functional and healthy food and beverages, (b) a pleasant workspace with free Wi-Fi service, (c) extensive physical fitness, nutrition management and personal workout print and video content, and (d) our Hapi Travel TM subsidiary’s proprietary travel services.

Targeted Ownership Interests – Directly and through its subsidiaries, the Company from time to time will invest in emerging businesses, using a combination of debt and equity financing, in efforts to leverage the Company’s resources and business competencies and to participate in these businesses’ growth. As part of the Company’s commitment to these emerging businesses’ success, the Company, directly and through its subsidiaries, also offers non-traditional inventory financing, equity or debt financing, order fulfillment and logistic, CRM “Back Office” solutions, and other success-critical services to these businesses.

The Company was incorporated in the State of Nevada in April 2015.

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

Change of Fiscal Year

In March 2021, the Company adopted a change in its fiscal year-end, from a fiscal year ending on April 30 to a fiscal year ending on March 31. Accordingly, this discussion and analysis relates to the consolidated results of operations for the three months ended September 30, 2021 (92 days) compared to the three months ended October 31, 2020 (92 days), and the results of operations and cash flows for the six months ended September 30, 2021 (183 days) compared to the six months ended October 31, 2020 (184 days).

Strategic Growth Initiatives

The Company intends to grow its business by pursuing a multipronged growth strategy, which includes (a) increasing the number of product offerings in the U.S. and Canada, (b) expanding U.S. sales directly to foreign consumers, (c) expanding its operations in the Asia Pacific region, (d) developing and launching a subscription-based travel services business in the U.S. and in international geographies, and (e) operating corporate-owned and franchising Hapi Café TM stores.

This growth strategy may also include the use of strategic acquisitions of businesses that augment the Company’s product and services portfolio, business competencies and geographic reach, including by leveraging the Company’s business competencies by investing in emerging businesses, using a combination of debt and equity financing, in efforts to participate in these businesses’ growth.

Significant Uncertainty Regarding the Potential Impact of Ongoing COVID Health Crisis

In an effort to protect our customers, distributors, employees, and other business partners, in 2020, we instituted several temporary preventive measures, including transitioning a significant number of our corporate employees to working remotely, increasing efforts to clean and sanitize our business facilities, increasing employee safety communication efforts, and transitioning sales conventions to a virtual convention platform. Some of these temporary measures have increased our already significant reliance on telephone and computer systems and on the availability of continued and impeded access to the Internet by our business. The timing when these temporary measures will be eased or reversed altogether is contingent on the success of current efforts, by governmental policy makers, healthcare service providers, and others, to contain the infection rates in the U.S. and other countries where we operate. At the time of this Quarterly Report, we cannot project with certainty the timing and extend of any potential easing or reversal of our temporary preventive measures.

There continues to be significant uncertainty in the U.S. and other countries where we operate about: (a) the availability of effective vaccines in sufficient quantities, (b) the ability of governmental authorities, healthcare service providers, and others to achieve population immunization levels that effectively stop the spread of the decease, and (c) the timing and speed of any economic recovery after the COVID health crisis is controlled. As a result of the foregoing, we cannot predict the ultimate scope, duration, and ultimate impact of the global COVID public health emergency, but we believe the pandemic may have a material adverse impact on our businesses, financial condition, cash flows, and results of operations (including revenues and profitability), and those of our key suppliers.

Results of Operations

The Three Months Ended September 30, 2021, compared to the Three Months Ended October 31, 2020

Net Sales

The Company recently changed its fiscal year-end, from a fiscal year ending on April 30 to a fiscal year ending on March 31. For the three months ended September 30, 2021 (92-days), consolidated net sales decreased $9.6 million, or 49.2%, to $9.9 million, compared to the three months ended October 31, 2020 (92 days). The decrease in consolidated net sales mainly reflects: (a) continuation of the decline in consumer orders experienced by our direct-to-consumer subsidiaries since the fourth quarter of the fiscal year 2020, (b) a decline, experienced by our direct-to-consumer subsidiaries, in independent distributor orders, in the number of new independent distributors, and in the number of continuing active distributors, resulting, in part, from recent product reformulations and increased competition for independent distributors, and (c) the generally adverse impact on consumer buying trends resulting from the COVID global health emergency and actions taken to help mitigate the spread of the virus in the geographies in which we operate. This decrease was partially offset by sales (approximately $2.3 million) of health and wellness products introduced since October 31, 2020, by sales (approximately $1.2 million) of our new weight management systems, and by sales (approximately $1.3 million) of our subsidiary operating in South Korea. In efforts to restore strong sales growth, we have developed and launched the new business brand, “The Happy Co TM,” at our Elevacity division, have accelerated our previously announced initiatives to expand operations into additional international geographies, and our subsidiaries have intensified their efforts to recruit, develop and reward their distributors and their efforts reach new consumers, including through the continued introduction of new products.

We believe there continues to be significant uncertainty about the potentially adverse impact of the current health crisis on the economies and employment markets in several countries, including the U.S. and other countries where we operate. Please see Overview - Significant Uncertainty Regarding the Potential Impact of Ongoing COVID Health Crisis above.

The $9.6 million decrease in consolidated net sales reflects a decrease in the number of comparable product units sold and in the average unit selling prices.

During the three months ended September 30, 2021, approximately 84% of consolidated net sales were from our Elevate health and wellness product line and approximately 15% from the sale of our weight management systems. During the three months ended October 31, 2020, approximately 99% of consolidated net sales were from the Elevate health and wellness product line.

During the three months ended September 30, 2021, approximately 68% of consolidated net sales were to consumers (including approximately 34% to recurring customers, which we refer to as “SmartShip” sales, and approximately 34% were to new customers) and approximately 32% of consolidated net sales were to independent distributors.

Gross Profit

For the three months ended September 30, 2021, consolidated gross profit decreased $7.4 million, or 51.7%, to $6.9 million, compared to the three months ended October 31, 2020, and consolidated gross margins were 70.4% and 74.0%, respectively. For the three months ended September 30, 2021, gross margin was adversely affected by an increase in our provision for excess (slow-moving) inventory of $182,566 and a shift in product sales mix (to lower margin products) in the normal course of business.

Selling and Marketing Expenses

For the three months ended September 30, 2021, consolidated selling and marketing expenses decreased $3.7 million to $5.0 million, or 50.9% of consolidated net sales, compared to $8.8 million, or 45.1% of consolidated net sales, for the three months ended October 31, 2020. The decrease in consolidated selling and marketing expenses is due to lower sales commissions of $3.7 million (which reflects decrease in consolidated net sales discussed above).

General and Administrative Expenses

For the three months ended September 30, 2021, consolidated general and administrative expenses (which include corporate employee compensation and benefits, stock-based compensation, professional fees, rent and other occupancy costs, certain consulting fees, telephone and information technology expenses, insurance premiums, and other administrative expenses) increased $851,484, to $5.5 million, or 56.1% of consolidated net sales, compared to $4.7 million, or 24.1% of consolidated net sales, for the three months ended October 31, 2020. The increase in consolidated general and administrative expenses was due to higher consulting and professional fees of $560,313, higher employee compensation and compensation-related benefits of $325,267 and higher other general corporate administrative expenses of $1.1 million, partially offset by lower stock-based compensation expense of $1.1 million.

Interest Expense, Net

For the three months ended September 30, 2021, consolidated interest expense was $616,907, excluding amortization of debt discount of $2,269,312, amortization of deferred financing costs of $251,825, and interest income of $11,686. Consolidated interest expense of $616,907 reflects $604,932 associated with borrowings under the $30.0 million loan from “DSSI”.

For the three months ended October 31, 2020, consolidated interest expense was $5,950, excluding amortization of debt discount of $5,120 and interest income of $2,799. Consolidated interest expense of $5,950 includes $2,537 associated with borrowings under short-term financing arrangements (including borrowing under the PPP Loan discussed under Short-term Borrowings and Convertible Notes below) and $1,512 associated with our convertible notes.

Gain (loss) on employee warrants liability

For the three months ended September 30, 2021, and three months ended October 31, 2020, consolidated compensatory gain in connection with employee warrants with a variable exercise price after service was completed were $646,930 and $2,029,875, respectively.

Unrealized Gains (Losses) on Investment in Unconsolidated Entities

For the three months ended September 30, 2021, net unrealized gains, before income tax, in connection with our investment in equity instruments of unconsolidated entities were $2,114,970. See Note 5 of the notes to condensed consolidated financial statements for more details.

Other Non-operating Expenses, Net

For the three months ended September 30, 2021, consolidated other non-operating income was $9,559, compared to consolidated other non-operating expenses (including litigation settlements) of $55,000 for the three months ended October 31, 2020.

Provision for (Benefit from) Income Taxes

Income tax (benefit) provision include current and deferred income taxes for both our domestic and foreign operations. Income from our international operations is subject to taxation in the countries in which we operate.

We use the recognition and measurement provisions of the FASB ASC Topic 740, Income Taxes (“Topic 740”) to account for income taxes. The provisions of Topic 740 require a company to record a valuation allowance when the “more likely than not” criterion for realizing net deferred tax assets cannot be met. Furthermore, the weight given to the potential effect of such evidence should be commensurate with the extent to which it can be objectively verified. As a result, we reviewed the operating results, as well as all positive and negative evidence related to realization of such deferred tax assets to evaluate the need for a valuation allowance in each tax jurisdiction. In evaluating the US and South Korea markets, it was determined a valuation allowance should be placed on each market as of September 30, 2021.

During the three months ended September 30, 2021, the Company recognized a consolidated current federal income tax benefit of $505,834, net of a valuation allowance recognized of $437,159, a consolidated deferred income tax benefit of $795,712 and a consolidated provision for state and local taxes of $47,412. During the three months ended October 31, 2020, the Company recognized a consolidated current federal income tax benefit of $37,489, a consolidated provision for state and local taxes of $196,327 and a consolidated deferred income tax benefit of $501,156.

Net Earnings (Loss) and Earnings (Loss) per Share

As a result of the foregoing, for the three months ended September 30, 2021, consolidated net loss was $2.7 million, compared to consolidated net earnings of $2.2 million for the three months ended October 31, 2020. For the three months ended September 30, 2021, diluted loss per share was $0.01, compared to diluted earnings per share of $0.01 for the three months ended October 31, 2020.

The Six Months Ended September 30, 2021, compared to the Six Months Ended October 31, 2020

Net Sales

For the six months ended September 30, 2021 (183 days), consolidated net sales decreased $20.3 million, or 49.0%, to $21.1 million, compared to the six months ended October 31, 2020 (184 days). The decrease in consolidated net sales mainly reflects: (a) continuation of the decline in consumer orders experienced by our direct-to-consumer subsidiaries since the fourth quarter of the fiscal year 2020, (b) a decline, experienced by our direct-to-consumer subsidiaries, in independent distributor orders, in the number of new independent distributors, and in the number of continuing active distributors, resulting, in part, from recent product reformulations and increased competition for independent distributors, (c) the generally adverse impact on consumer buying trends resulting from the COVID global health emergency and actions taken to help mitigate the spread of the virus in the geographies in which we operate, and (d) one fewer day of sales, or approximately $224,700. This decrease was partially offset by sales (approximately $4.6 million) of health and wellness products introduced since October 31, 2020, by sales (approximately $2.4 million) of our new weight management systems, and by sales (approximately $1.2 million) of our subsidiary operating in South Korea. In efforts to restore strong sales growth, we have developed and launched our new business brand, “The Happy Co TM,” at our Elevacity division, have accelerated our previously announced initiatives to expand operations into additional international geographies, and our subsidiaries have intensified their efforts to recruit, develop and reward their distributors and their efforts reach new consumers, including through the continued introduction of new products.

We believe there continues to be significant uncertainty about the potentially adverse impact of the current health crisis on the economies and employment markets in several countries, including the U.S. and other countries where we operate. Please see Overview - Significant Uncertainty Regarding the Potential Impact of Ongoing COVID Health Crisis above.

The $20.3 million decrease in consolidated net sales reflects a decrease in number of comparable product units sold and in the average unit selling prices.

During the six months ended September 30, 2021, approximately 85% of consolidated net sales were from our Elevate health and wellness product line and approximately 14% from the sale of our weight management systems. During the six months ended October 31, 2020, approximately 99% of consolidated net sales from the Elevate health and wellness product line.

During the six months ended September 30, 2021, approximately 69% of consolidated net sales were to consumers (including approximately 32% to recurring customers, which we refer to as “SmartShip” sales, and approximately 37% were to new customers) and approximately 31% of consolidated net sales were to independent distributors.

Gross Profit

For the six months ended September 30, 2021, consolidated gross profit decreased $15.6 million, or 51.3%, to $14.8 million, compared to the six months ended October 31, 2020, and consolidated gross margins were 70.2% and 73.5%, respectively. For the six months ended September 30, 2021, gross margin was adversely affected by an increase in our provision for excess (slow-moving) inventory $301,788 and a shift in product sales mix (to lower margin products) in the normal course of business.

Selling and Marketing Expenses

For the six months ended September 30, 2021, consolidated selling and marketing expenses decreased $8.2 million to $10.2 million, or 48.2% of consolidated net sales, compared to $18.4 million, or 44.4% of consolidated net sales, for the six months ended October 31, 2020. The decrease in consolidated selling and marketing expenses is due to lower sales commissions of $8.2 million (which reflects decrease in consolidated net sales discussed above).

General and Administrative Expenses

For the six months ended September 30, 2021, consolidated general and administrative expenses (which include corporate employee compensation and benefits, stock-based compensation, professional fees, rent and other occupancy costs, certain consulting fees, telephone and information technology expenses, insurance premiums, and other administrative expenses) decreased $789,476, to $10.3 million, or 48.7% of consolidated net sales, compared to $11.1 million, or 26.8% of consolidated net sales, for the six months ended October 31, 2020. The decrease in consolidated general and administrative expenses was due to lower stock-based compensation expense of $2.5 million, and lower employee compensation and compensation-related benefits of $363,938, partially offset by higher consulting and professional fees of $1.0 million and by higher other general corporate administrative expenses of $1.0 million.

Interest Expense, Net

For the six months ended September 30, 2021, consolidated interest expense was $1,196,089, excluding amortization of debt discount of $4,390,417, amortization of deferred financing costs of $487,226, and interest income of $17,360. Consolidated interest expense of $1,196,089 reflects $1,170,411 associated with borrowings under the $30.0 million loan from “DSSI”.

For the six months ended October 31, 2020, consolidated interest expense was $11,390, excluding amortization of debt discount of $10,242 and interest income of $4,234. Consolidated interest expense of $11,390 includes $4,760 associated with borrowings under short-term financing arrangements (including borrowing under the PPP Loan discussed under Short-term Borrowings and Convertible Notes below) and $3,025 associated with our convertible notes.

Gain (loss) on employee warrants liability

For the three months ended September 30, 2021, and three months ended October 31, 2020, consolidated compensatory gain in connection with employee warrants with a variable exercise price after service was completed were $1,781,100 and $906,375, respectively.

Gain on Extinguishment of Debt

In June 2021, Sharing Services’ borrowings under the Paycheck Protection Program features of the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”) were forgiven pursuant to the CARES Act. The Company recognized a gain on extinguishment of debt of approximately $1.0 million, before income tax, in connection therewith.

Unrealized Gains (Losses) on Investment in Unconsolidated Entities

For the six months ended September 30, 2021, net unrealized gains, before income tax, in connection with our investment in equity instruments of unconsolidated entities were $2,114,970. See Note 5 of the notes to condensed consolidated financial statements for more details.

Other Non-operating Expenses, net

For the six months ended September 30, 2021, consolidated other non-operating expenses (including litigation settlements) were $14,046. For the six months ended October 31, 2020, consolidated other non-operating expenses (including litigation settlements) were $133,822, including a loss of $113,822 from the settlement of legal claims and related legal expenses.

Provision for (Benefit from) Income Taxes

Income tax (benefit) provision include current and deferred income taxes for both our domestic and foreign operations. Income from our international operations is subject to taxation in the countries in which we operate.

We use the recognition and measurement provisions of the FASB ASC Topic 740, Income Taxes (“Topic 740”) to account for income taxes. The provisions of Topic 740 require a company to record a valuation allowance when the “more likely than not” criterion for realizing net deferred tax assets cannot be met. Furthermore, the weight given to the potential effect of such evidence should be commensurate with the extent to which it can be objectively verified. As a result, we reviewed the operating results, as well as all positive and negative evidence related to realization of such deferred tax assets to evaluate the need for a valuation allowance in each tax jurisdiction. In evaluating the US and South Korea markets, it was determined a valuation allowance should be placed on each market as of September 30, 2021.

During the six months ended September 30, 2021, the Company recognized a consolidated provision for current federal income taxes of $940,117, net of a valuation allowance recognized of $1,866,779, a consolidated provision for state and local taxes of $67,310, and a consolidated deferred income tax benefit of $1,513,672. During the six months ended October 31, 2020, the Company recognized a consolidated provision for current federal income taxes of $278,585, a consolidated provision for state and local taxes of $314,313 and a consolidated deferred income tax benefit of $66,621.

Net Earnings (Loss) and Earnings (Loss) per Share

As a result of the foregoing, for the six months ended September 30, 2021, consolidated net loss was $6.3 million, compared to consolidated net earnings of $1.2 million for the six months ended October 31, 2020. For the six months ended September 30, 2021, diluted loss per share was $0.03, compared to diluted earnings per share of $0.01 for the six months ended October 31, 2020.

Liquidity and Capital Resources

We broadly define liquidity as our ability to generate sufficient cash, from internal and external sources, to meet our obligations and commitments. We believe that, for this purpose, liquidity cannot be considered separately from capital resources.

Working Capital

Consolidated working capital (total current assets minus total current liabilities) was $29.6 million and $3.5 million as of September 30, 2021, and March 31, 2021, respectively,

As of September 30, 2021, consolidated cash and cash equivalents were $28.8 million. Based upon the current level of operations and anticipated investments necessary to grow our business, we believe that existing cash balances and anticipated funds from operations will likely be sufficient to meet our working capital requirements over the next 12 months.

Historical Cash Flows

Historically, our primary sources of cash have been capital transactions involving the issuance of equity securities and secured and unsecured debt (See “Recent Issuances of Equity Securities” and “Short-term Borrowings and Convertible Notes” below) and cash flows from operating activities; and our primary uses of cash have been for our subsidiaries’ operating activities, capital expenditures, acquisitions, net cash advances to related parties, and debt repayments in the ordinary course of our business.

The following table summarizes our cash flow activities for the six months ended September 30, 2021, compared to the six months ended October 31, 2020:

	Six Months Ended
	September 30, 2021	October 31, 2020	Increase (Decrease)
Net cash used in operating activities	$(10,160,196)	$(3,789,689)	$(6,370,507)
Net cash used in investing activities	(3,188,679)	(467,126)	2,721,553
Net cash provided by financing activities	30,034,625	3,160,588	26,874,037
Impact of currency rate changes in cash	11,124	-	11,124
Net increase (decrease) in cash and cash equivalents	$16,696,874	$(1,096,227)	$17,793,101

Net Cash Used in Operating Activities

For the six months ended September 30, 2021, net cash used in operating activities was $10.2 million, compared to $3.8 million for the six months ended October 31, 2020. The $6.4 million decrease was due to a decrease in profitability of $10.2 million, excluding non-cash items, such as depreciation and amortization, stock-based compensation expense, provision for obsolete inventory losses, amortization of debt discount, losses on impairment of investments in unconsolidated entities and a note receivable, and estimated settlement liability. This change was partially offset by net changes in operating assets and liabilities of $3.8 million.

Net Cash Used in Investing Activities

For the six months ended September 30, 2021, net cash used in investing activities was $3.2 million, compared to $467,126 for the six months ended October 31, 2020. The $2.7 million decrease was due to higher payments for acquisitions of $2.9 million and lower net collection of notes receivable of $129,729, partially offset by lower capital expenditures and capitalizable costs related to ongoing upgrades to our information technology systems of $336,776 and lower payments for intangible assets of $8,400.

Net Cash Provided by Financing Activities

For the six months ended September 30, 2021, net cash provided by financing activities was $30.0 million, compared to $3.2 million for the six months ended October 31, 2020. The $26.9 million increase was mainly due to higher net proceeds ($29.0 million) from borrowings under short-term financing arrangements and/or convertible promissory notes (including borrowings from DSSI in the six months ended September 30, 2021) and lower repurchases of common stock of $899,500, partially offset by proceeds from issuances of stock of $3.0 million in 2020.

Impact of currency rate changes in cash

Prior to April 1, 2021, substantially all consolidated net sales were denominated in U.S. dollars. Effective April 1, 2021, the Company’s consolidated financial statements reflect the operation of our wholly owned subsidiaries operating in the Asia Pacific region. See Note 1 of the Notes to Condensed Consolidated Financial Statements contained elsewhere in this Quarterly Report for information about our translation of foreign currency financial statements.

Legal Proceedings

The information contained in Note 12, Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements located elsewhere in this Quarterly Report is incorporated herein by reference.

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

Recent Issuances of Equity Securities

Common Stock

During the six months ended September 30, 2021:

●	Sharing Services issued to DSSI 27,000,000 shares of its Class A Common Stock, including 15,000,000 shares in payment of the loan Origination Fee discussed above and 12,000,000 shares in prepayment of interest for the first year in connection with the related party loan discussed below,

●	Sharing Services issued 10,000 shares of its Class A Common Stock upon the conversion of 10,000 shares of the its Series C preferred stock, and

●	Sharing Services issued 500,000 shares of its Class A Common Stock upon the exercise of employee stock warrants.

Short-term Borrowings and Convertible Notes

Borrowing Under Financing Arrangements (Note Payable)

In May 2020, Sharing Services was granted a loan (the “PPP Loan”) by a commercial bank in the amount of $1.0 million, pursuant to the Paycheck Protection Program features of the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”). The Company’s borrowings under the PPP Loan were eligible for loan forgiveness under the provisions of the CARES Act. In June 2021, the Company was formally notified by the lender that the Company’s obligations under the loan have been forgiven effective May 25, 2021. The loan forgiveness applies to all principal and interest accrued through the loan forgiveness effective date. See Note 1, Description of Operations and Basis of Presentation – Note Payable, of the Notes to Condensed Consolidated Financial Statements contained elsewhere in this Quarterly Report for more information about the PPP Loan.

Convertible Notes Held by Related Parties

Decentralized Sharing Systems, Inc.

On April 5, 2021, Sharing Services and Decentralized Sharing Systems, Inc. (“DSSI”) entered into a Securities Purchase Agreement, pursuant to which the Company issued: (a) a Convertible Promissory Note in the principal amount of $30.0 million (the “Note”) in favor of DSSI, and (b) a detachable Warrant to purchase up to 150,000,000 shares of the Company’s Class A Common Stock, at $0.22 per share, and DSSI loaned to the Company $30.0 million. Under the terms of the loan, the Company agreed to pay to DSSI a loan Origination Fee of $3.0 million, payable in shares of the Company’s Class A Common Stock, at the rate of $0.20 per share. The Note bears interest at the annual rate of 8% and matures on April 5, 2024, subject to certain acceleration provisions upon the occurrence of an Event of Default, as defined in the Note. At any time during the term of the Note, all or part of the Note, including principal, less unamortized prepaid interest, if any, plus any accrued interest and other fees can be converted into shares of the Company’s Class A Common Stock at the rate of $0.20 per share, at the option of the holder.

HWH International, Inc.

In October 2017, Sharing Services issued a Convertible Promissory Note in the principal amount of $50,000 (the “Note”) to HWH International, Inc (“HWH” or the “Holder”). HWH is affiliated with Heng Fai Ambrose Chan, who in April 2020 became a Director of the Company. The Note is convertible into 333,333 shares of the Company’s Common Stock. Concurrent with issuance of the Note, the Company issued to HWH a detachable stock warrant to purchase up to an additional 333,333 shares of the Company’s Common Stock, at an exercise price of $0.15 per share. Under the terms of the Note and the detachable stock warrant, the Holder is entitled to certain financing rights. If the Company enters into more favorable transactions with a third-party investor, it must notify the Holder and may have to amend and restate the Note and the detachable stock warrant to be identical. As of the date of this Quarterly Report, the Company and HWH are jointly reviewing the Note and the detachable stock warrant. The number of shares that HWH may acquire upon conversion of the HWH Note and exercise of the detachable stock warrant may be greater than the amounts described in this paragraph, depending on the results of such review.

Convertible Note Payable, Other

As of September 30, 2021, convertible notes payable also include a note in the amount of $100,000 held by an unaffiliated lender. As of the date of this Quarterly Report, the Company and the holder of the note are discussing options for the note holder to convert a portion of the note and for the Company to settle the remainder of the note. The Company intends to conclude these discussions and to settle the April 2018 Note in the foreseeable future. See Note 6 of the Notes to Condensed Consolidated Financial Statements contained elsewhere in this Quarterly Report for more information.

Capital Requirements

During the six months ended September 30, 2021, consolidated capital expenditures for property and equipment (consisting of furniture and fixtures, computer equipment and software, other office equipment and leasehold improvements) in the ordinary course of our business were $223,300.

Contractual Obligations

There were no material changes to contractual cash obligations during the six months ended September 30, 2021, except for (a) the issuance of the $30.0 million convertible promissory note in favor of Decentralized Sharing Systems, Inc. in connection with the related-party loan discussed above and (b) the May 2021 forgiveness of the PPP loan obligation under the CARES Act as discussed above.

Off-Balance Sheet Financing Arrangements

As of September 30, 2021, we had no off-balance sheet financing arrangements.

Inflation

We believe inflation did not have a material effect on our consolidated results of operations during the periods presented in this Quarterly Report.

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

Item 4. Controls and Procedures.

Controls Evaluation and Related CEO and CFO Certifications. Our management, with the participation of our principal executive officer (“CEO”) and principal financial officer (“Interim CFO”), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021.

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

Conclusions regarding Disclosure Controls. Based upon the aforementioned evaluation of our disclosure controls and procedures, our CEO and Interim CFO concluded that, as of September 30, 2021, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and Interim CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. During our most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information contained in Note 12, Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements located elsewhere in this Quarterly Report is incorporated herein by reference.

Item 1A. Risk Factors.

The factors contained in ITEM 1A, — “Risk Factors” in our Transition Report on Form 10-K for the transition period ended March 31, 2021, are incorporated herein by reference.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

(a) Unregistered Sales of Securities

In the three months ended September 30, 2021, Company issued to its employees 500,000 shares of its Class A Common Stock in connection with the exercise of employee stock warrants. Proceeds from such exercise of stock warrants were used for general operations.

Except as stated above, in connection with the transactions described in the preceding paragraph, no underwriters were involved, and the issuances were made in reliance on the exemption from the registration requirements of the Securities Act provided under Section 4(a)(2) thereof.

(b) Not applicable

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

Item 3. Defaults Upon Senior Securities.

(a) Not applicable

(b) Not applicable

Item 4. Mining Safety Disclosures.

Not applicable

Item 5. Other Information.

On July 29, 2021, the Company and RSJ BUILT, LLC, a Utah limited liability company, entered into a Purchase Agreement pursuant to which the Company intends to purchase a certain real property located in the State of Utah and consisting of an office building and certain office equipment therein, subject to certain significant limiting conditions, including, among other things: (a) the delivery to the Company by Alset Title Company, Inc. of an Owner’s Policy of Title Insurance, (b) the delivery to the Company by the seller of certain specified documentation about the property, and (c) the Company’s completion of such due diligence with regards to the transaction as the Company may deem necessary, within the due diligence period specified in the agreement. The purchase price is anticipated to be approximately $8.8 million.

Pursuant to the agreement, Alset Title Company, Inc. would also act as escrow and closing agent for the transaction. Alset Title Company, Inc. is a subsidiary of DSS. Inc. (formerly Document Security Systems, Inc.) which, together with another of DSS’ subsidiaries, is a major shareholder of the Company. The Company expects the transaction to close in its third fiscal quarter.

Item 6. Exhibits.

The following exhibits are filed as part of this Quarterly Report unless otherwise indicated:

3.1	Second Amended and Restated Articles of Incorporation of Sharing Services Global Corporation, which is incorporated herein by reference from Exhibit A to the Company’s 2021 Proxy Statement on Schedule 14A filed on July 14, 2021

3.2	Bylaws of Sharing Services Global Corporation, which is incorporated herein by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 24, 2019

4.1	Certificate of Designation of Series A Preferred Stock, which is incorporated herein by reference from Exhibit 3.1.2 to the Company’s Current Report on Form 8-K filed on May 8, 2017

4.2	Certificate of Designation of Series C Preferred Stock, which is incorporated herein by reference from Exhibit 3.1.4 to the Company’s Current Report on Form 8-K filed on May 8, 2017

4.3	Convertible Promissory Note dated April 13, 2018, issued by Sharing Service, Inc. in favor of RB Capital Partners, Inc., which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on April 19, 2018

4.4	Convertible Promissory Note dated April 5, 2021, issued by Sharing Service Global Corporation in favor of Decentralized Sharing Systems, Inc., which is incorporated herein by reference from Exhibit 1.2 to the Company’s Current Report on Form 8-K filed on April 9, 2021

4.5	Warrant to Purchase Shares of Sharing Services Global Corporation’s Class A Common Stock issued to Decentralized Sharing Systems, Inc., which is incorporated herein by reference from Exhibit 1.3 to the Company’s Current Report on Form 8-K filed on April 9, 2021

10.1	Amended and Restated Executive Employment Agreement effective as of May 16, 2019, between John “JT” Thatch and Sharing Service Global Corporation, which is incorporated herein by reference from Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on March 12, 2020

10.2	Multi-Party Settlement Agreement, effective as of February 28, 2020, by and between Sharing Services Global Corporation and relevant subsidiaries, Robert Oblon, Jordan Brock, certain officers and directors of Sharing Services Global Corporation, and certain other corporate parties, which is incorporated herein by reference from Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on July 8, 2020

10.3	U. S. Small Business Administration Note dated May 13, 2020, issued by Sharing Services Global Corporation in favor of Prosperity Bank, which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on May 18, 2020

10.4	Stock Purchase and Share Subscription Agreement dated as of July 22, 2020, by and between Sharing Services Global Corporation and Heng Fai Ambrose Chan, which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on July 24, 2020

10.5	Settlement Accommodation Agreement [Including Stock Disposition and Release Provisions] dated July 22, 2020, by and between Sharing Services Global Corporation, Bear Bull Market Dividends, Inc., Kenyatto Montez Jones, and MLM Mafia, Inc., which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on July 30, 2020

10.6	Securities Purchase Agreement dated as of April 5, 2021, by and among Sharing Service Global Corporation and Decentralized Sharing Systems, Inc., which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on April 9, 2021

10.7	Form of Distributor Agreement of The Happy Co., which is incorporated herein by reference from Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021, filed on June 10, 2021

10.8	2021 The Happy Co. Brand Partner Compensation Plan, which is incorporated herein by reference from Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021, filed on June 10, 2021

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101	The following financial information from our Quarterly Report on Form 10-Q for the three months ended September 30, 2021, and October 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings and Comprehensive Income; (iii) the Condensed Consolidated Statements of Cash Flows and (iv) Condensed Consolidated Statements of Stockholders’ Equity *

*Included herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHARING SERVICES GLOBAL CORPORATION
(Registrant)

Date: November 12, 2021

	By:	/s/ John Thatch
John Thatch
President, Chief Executive Officer and Vice Chairman of the Board of Directors
(Principal Executive Officer)

Date: November 12, 2021

	By:	/s/ John Thatch
John Thatch
Interim Chief Financial Officer
(Principal Financial Officer)

