Form 10-Q
period 2021-12-31
SHARING SERVICES GLOBAL Corp
filed 2022-02-11
CIK 1644488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2021

or

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

As of February 9, 2022, there were 238,923,969 shares of the issuer’s Class A Common Stock outstanding.

In its fiscal year 2021, the Company changed its fiscal year-end from a fiscal year ending on April 30th to a fiscal year ending on March 31st. In this Quarterly Report, references to “the Company,” “Sharing Services,” “our company,” “we,” “our,” “ours” and “us” refer to Sharing Services Global Corporation and its consolidated subsidiaries unless otherwise indicated or the context otherwise requires.

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

Readers should not place undue reliance upon the Company’s forward-looking statements since such statements speak only as of the date they were made. Such forward-looking statements may refer to events that ultimately do not occur, or may occur to a different extent, or occur at a different time than such forward-looking statements describe. Except to the extent required by federal securities laws, the Company undertakes no obligation to publicly update or revise any forward-looking statements contained in this Quarterly Report and in any documents incorporated by reference herein, whether as a result of new information, future events, or otherwise. The Company acknowledges that all forward-looking statements involve risks and uncertainties that could cause actual events and/or results to differ materially from the events and/or results described in the forward-looking statements.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

The following condensed consolidated balance sheets as of December 31, 2021, and March 31, 2021, the condensed consolidated statements of operations for the three and nine months ended December 31, 2021, and January 31, 2021, and the condensed consolidated statements of cash flows and condensed consolidated statements of stockholders’ equity for the nine months ended December 31, 2021, and January 31, 2021, are those of Sharing Services Global Corporation and its consolidated subsidiaries.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2021	March 31, 2021
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$19,780,531	$12,144,409
Trade accounts receivable, net	1,615,498	1,514,359
Income taxes receivable	306,932	1,011,740
Notes receivable, net	208,289	94,600
Inventory, net	4,818,291	2,471,310
Other current assets	1,764,061	2,403,634
Total Current Assets	28,493,602	19,640,052
Property and equipment, net	9,791,938	887,950
Right-of-use assets, net	258,790	428,075
Deferred income taxes, net	-	1,873,170
Investment in unconsolidated entities	6,183,856	-
Intangible assets	724,498	188,567
Other assets	207,659	219,142
TOTAL ASSETS	$45,660,343	$23,236,956

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$658,308	$1,295,174
Accrued sales commission payable	3,932,772	4,713,777
Employee stock warrants liability	1,069,967	3,132,161
State and local taxes payable	1,308,293	1,048,717
Note payable	-	1,040,400
Accrued and other current liabilities	3,305,973	4,827,414
Current portion of convertible notes payable, net of unamortized debt discount of $7,709 at December 31 and $369 at March 31	142,291	99,631
Total Current Liabilities	10,417,604	16,157,274
Deferred income taxes, net	4,278,331	-
Convertible notes payable, net of unamortized debt discount of $20,348,540 and unamortized deferred financing costs of $2,260,949 at December 31 and unamortized debt discount of $15,238 at March 31	7,390,511	34,762
Settlement liability, long term portion	373,676	808,071
Lease liability, long-term	2,491	77,810
TOTAL LIABILITIES	22,462,613	17,077,917
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.0001 par value, 200,000,000 shares authorized:
Series A convertible preferred stock, $0.0001 par value, 100,000,000 shares designated, 3,100,000 shares and 5,100,000 shares issued and outstanding at December 31 and March 31, respectively	310	510
Series B convertible preferred stock, $0.0001 par value, 10,000,000 shares designated, no shares issued and outstanding at December 31 and March 31	-	-
Series C convertible preferred stock, $0.0001 par value, 10,000,000 shares designated, 3,220,000 shares and 3,230,000 shares issued and outstanding at December 31 and March 31, respectively	322	323
Common Stock, $0.0001 par value, 800,000,000 Class A shares authorized, 238,923,969 shares and 160,100,769 shares issued and outstanding at December 31 and March 31, respectively	23,892	16,010
Common Stock, $0.0001 par value, 10,000,000 Class B shares authorized, no shares issued and outstanding at December 31 and March 31	-	-
Additional paid in capital	77,238,719	43,757,768
Shares to be issued	12,146	12,146
Accumulated deficit	(53,982,772)	(37,627,718)
Cumulative translation adjustments	(94,887)	-
Total Stockholders’ Equity	23,197,730	6,159,039
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$45,660,343	$23,236,956

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2021	January 31, 2021	December 31, 2021	January 31, 2021
Net sales	$7,110,532	$14,303,054	$28,195,359	$55,642,560
Cost of goods sold	2,328,583	4,744,968	8,606,833	15,693,600
Gross profit	4,781,949	9,558,086	19,588,526	39,948,960
Operating expenses
Selling and marketing expenses	4,219,080	6,984,962	14,391,715	25,355,881
General and administrative expenses	3,612,803	3,698,043	13,881,814	15,359,181
Total operating expenses	7,831,883	10,683,005	28,273,529	40,715,062
Operating loss	(3,049,934)	(1,124,919)	(8,685,003)	(766,102)
Other income (expense)
Interest expense, net	(3,112,039)	(24,968)	(9,168,411)	(42,367)
Gain (loss) on employee warrants liability	154,487	(234,145)	1,935,588	672,230
Gain on extinguishment of debt	-	-	1,040,400	-
Unrealized gain on investment	1,201,510	-	3,328,483	-
Foreign currency losses and other non-operating expenses, net	(309,113)	(20,904)	(335,163)	(154,726)
Total other income (expense), net	(2,065,155)	(280,017)	(3,199,103)	475,137
Loss before income taxes	(5,115,089)	(1,404,936)	(11,884,106)	(290,965)
Income tax provision	1,825,073	35,758	1,318,827	391,749
Net loss	$(6,940,162)	$(1,440,694)	$(13,202,933)	$(682,714)
Other comprehensive loss (net of tax):
Currency translation adjustments	(118,860)	-	(94,887)	-
Total other comprehensive loss	(118,860)	-	(94,887)	-
Comprehensive loss	(7,059,022)	(1,440,694)	(13,297,820)	(682,714)
Loss per share:
Basic	$(0.04)	$(0.01)	$(0.07)	$(0.00)
Diluted	$(0.04)	$(0.01)	$(0.07)	$(0.00)
Weighted average shares:
Basic	192,112,139	177,722,157	188,051,336	173,572,531
Diluted	192,112,139	177,722,157	188,051,336	173,572,531

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	December 31, 2021	January 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,202,933)	$(682,714)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	341,775	128,336
Stock-based compensation expense	(1,502,195)	3,360,070
Deferred income tax benefit	(3,977,918)	(66,622)
Amortization of debt discount and other	9,173,753	15,362
Gain on extinguishment of debt	(1,040,400)	-
Loss (gain) on investment and other assets	(2,114,970)	20,000
Provision for obsolete inventory	448,484	990,831
Changes in operating assets and liabilities:
Accounts receivable	(101,829)	28,571
Inventory	(2,847,188)	664,300
Other current assets	(477,706)	(1,562,044)
Security deposits	(1,941)	-
Accounts payable	(631,412)	28,050
Income taxes payable	5,181,561	(266,299)
Lease liability	(7,523)	1,638
Accrued and other liabilities	(2,418,406)	(7,842,551)
Net Cash Used in Operating Activities	(13,178,848)	(5,183,072)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property and equipment	(9,162,617)	(951,914)
Collection of (payment for) notes receivable, net	(113,689)	98,047
Payment for acquisition and other	(2,937,000)	(8,400)
Net Cash Used in Investing Activities	(12,213,306)	(862,267)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	3,073,607	3,022,496
Repurchase of common stock	-	(899,500)
Proceeds from issuance of promissory notes	30,000,000	1,040,400
Net Cash Provided by Financing Activities	33,073,607	3,163,396
IMPACT OF CURRENCY RATE CHANGES ON CASH	(45,331)	-
Increase (decrease) in cash and cash equivalents	7,636,122	(2,881,943)
Cash and cash equivalents, beginning of period	12,144,409	11,742,728
Cash and cash equivalents, end of period	$19,780,531	$8,860,785

Supplemental cash flow information
Cash paid for interest	$52,331	$4,702
Cash paid for income taxes	$47,412	$820,688
Supplemented disclosure of non-cash investing and financing activities:
Stock issued for financing fees and prepaid interest on debt	5,400,000	-
Investment origination fee collected in shares of investee stock	500,000	-
Settlement obligation satisfied with shares of common stock	$-	$400,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Class A and Class B Common Stock		Additional			Cumulative
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Paid in Capital	Shares to be Issued	Accumulated Deficit	Translation Adjustments	Total
Balance – March 31, 2021	5,100,000	$510	-	$-	3,230,000	$323	160,100,769	$16,010	$43,757,768	$12,146	$(37,627,718)	$-	$6,159,039
Common stock issued for cash	-	-	-	-	-	-	50,000,000	5,000	5,245,000	-	(2,250,000)	-	3,000,000
Common stock issued for deferred financing costs and prepaid interest on debt	-	-	-	-	-	-	27,000,000	2,700	6,477,300	-	(1,080,000)	-	5,400,000
Conversions or retirements of preferred stock	(2,000,000)	(200)	-	-	(10,000)	(1)	10,000	1	200	-	-	-	-
Issuance of debt with beneficial conversion feature and in-the-money stock warrant, net of tax	-	-	-	-	-	-	-	-	21,330,000	-	-	-	21,330,000
Expiration of common stock puts	-	-	-	-	-	-	-	-	-	-	177,879	-	177,879
Stock-based compensation expense	-	-	-	-	-	-	-	-	280,000	-	-	-	280,000
Stock warrants exercised	-	-	-	-	-	-	1,813,200	181	148,451	-	-	-	148,632
Currency translation adjustments	-	-	-	-	-	-	-	-	-	-	-	(94,887)	(94,887)
Net loss	-	-	-	-	-	-	-	-	-	-	(13,202,933)	-	(13,202,933)
Balance – December 31, 2021	3,100,000	$310	-	$-	3,220,000	$322	238,923,969	$23,892	$77,238,719	$12,146	$(53,982,772)	$(94,887)	$23,197,730

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Class A and Class B Common Stock		Additional
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Paid in Capital	Subscription Receivable	Shares to be Issued	Treasury Stock	Accumulated Deficit	Total
Balance – April 30, 2020	32,478,750	$3,248	10,000,000	$1,000	3,490,000	$349	136,072,386	$13,607	$38,871,057	$(114,405)	$11,785	$(1,532,355)	$(33,992,697)	$3,261,589
Common stock issued for cash	-	-	-	-	-	-	30,000,000	3,000	5,397,000	-	-	-	(2,400,000)	3,000,000
Common stock issued upon settlement of litigation	-	-	-	-	-	-	10,000,000	1,000	399,000	-	-	-	-	400,000
Preferred stock retired	(5,628,750)	(563)	-	-	-	-	-	-	563	-	-	-	-	-
Conversions of preferred stock	(21,750,000)	(2,175)	(10,000,000)	(1,000)	(240,000)	(24)	31,990,000	3,199	-	-	-	-	-	-
Repurchase of common stock	-	-	-	-	-	-	(17,500,000)	(1,750)	(897,750)	-	-	-	-	(899,500)
Common stock redeemed upon settlement of litigation	-	-	-	-	-	-	(38,308,864)	(3,831)	(1,528,524)	-	-	1,532,355	-	-
Stock-based compensation expense	-	-	-	-	-	-	-	-	2,201,004	-	-	-	-	2,201,004
Proceeds from common stock warrants exercised	-	-	-	-	-	-	-	-	-	-	22,496	-	-	22,496
Stock warrants exercised	-	-	-	-	-	-	7,549,247	755	(572,929)	-	(20,249)	-	-	(592,423)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(682,714)	(682,714)
Balance – January 31, 2021	5,100,000	$510	-	$-	3,250,000	$325	159,802,769	$15,980	$43,869,421	$(114,405)	$14,032	$-	$(37,075,411)	$6,710,452

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 –DESCRIPTION OF OPERATIONS AND BASIS OF PRESENTATION

Description of Operations

Sharing Services Global Corporation (“Sharing Services”) and its subsidiaries (collectively, the “Company”) aim to build shareholder value by developing or investing in innovative emerging businesses that augment the Company’s product and services portfolio, business competencies, and geographic reach. Sharing Services was incorporated in the State of Nevada in April 2015.

In March 2021, Sharing Services changed its fiscal year-end from a fiscal year ending on April 30th to a fiscal year ending on March 31st. In connection with its change in fiscal year-end, the Company has decided not to restate the information reported for prior accounting periods, because: (a) the Company’s businesses are not inherently seasonal, (b) the change in fiscal years did not otherwise materially distort comparability of the Company’s results of operations and cash flows, and (c) the cost to restate the data reported for prior periods outweighs the usefulness of such restated data. Accordingly, the condensed consolidated financial statements included herein reflect the results of operations and cash flows for the nine months ended December 31, 2021 (275 days) compared to the nine months ended January 31, 2021 (276 days).

Health and Wellness Products - The Company’s subsidiaries operating in the health and wellness products industry, which accounted for substantially all the Company’s consolidated net sales during the periods included in this Quarterly Report, market their products primarily through an independent sales force, using a direct selling business model under the proprietary brand “The Happy Co.” Currently, The Happy Co. TM markets and distributes its health and wellness products primarily in the United States (the “U.S.”), Canada, the Republic of Korea, and other countries in the Asia Pacific region. In addition, certain of the Company’s domestic subsidiaries market its health and wellness products on a “not-for-resale” basis to consumers in other countries outside the U.S., including Australia, New Zealand, and parts of Europe.

Subscription-Based Travel Services - Through its subsidiary, Hapi Travel Destinations, the Company is preparing to launch a subscription-based travel services business under the proprietary brand “Hapi Travel.” The Hapi Travel TM services are designed to offer the opportunity to travel to destinations in the U.S. and abroad to people of all ages, demographics, and economic backgrounds. Hapi Travel will also provide entrepreneurial opportunities to its subscribers by capitalizing on both the direct selling model and the retail travel business model.

Company-Owned and Franchised Destination Cafes – Sharing Services and Hapi Café, Inc, a company affiliated with Heng Fai Ambrose Chan, a Director of the Company, entered into a Master Franchise Agreement (the “MFA”) pursuant to which Sharing Services acquired the exclusive franchise rights in North America to the brand “Hapi Café.” Under the terms of the MFA, Sharing Services, directly or through its subsidiaries, has the right to operate no less than five (5) corporate-owned stores and can offer to the public sub-franchise rights to own and operate other stores, subject to the terms and conditions contained in the MFA.

Targeted Ownership Interests – Directly or through its subsidiaries, the Company from time to time will invest in emerging businesses, using a combination of debt and equity financing, in efforts to leverage the Company’s resources and business competencies and to participate in the growth of these businesses. As part of the Company’s commitment to these emerging businesses’ success, the Company, directly or through its subsidiaries, also plans to offer non-traditional inventory financing, equity or debt financing, order fulfillment and logistic, CRM “Back Office” solutions, and other success-critical services to these businesses.

Basis of Presentation

The unaudited condensed consolidated interim financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated interim financial statements reflect all adjustments which are of a normal recurring nature, and which are, in the opinion of management, necessary to present fairly the results of the interim period presented. Certain note disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted as permitted pursuant to the rules and regulations of the SEC. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Transition Report on Form 10-K for the transition period ended March 31, 2021. Unless so stated, the disclosures in the accompanying unaudited condensed consolidated financial statements do not repeal the disclosures in our consolidated financial statements for the transition period ended March 31, 2021.

During the 11-month transition period ended March 31, 2021, and the nine months ended December 31, 2021, consolidated net loss was $1,235,021 and $13,202,933, respectively. During the 11-month transition period ended March 31, 2021, and the nine months ended December 31, 2021, consolidated cash used in operating activities was $1,566,970 and $13,178,848, respectively. As of December 31, 2021, consolidated cash and cash equivalents are $19,780,531. In the near term, the Company anticipates continuing to use operating cash due to: (i) a sustained reduction in sales; (ii) investments in new geographic markets, new lines of business, and/or new products; and (iii) costs associated with the due diligence associated with purchasing strategic assets and companies. The Company believes that funds from the $30 million convertible loan received from Decentralized Sharing Systems, Inc. (“DSSI”) on April 5, 2021 (see Note 8 below) and proceeds from investments by DSSI into the Company, provide the Company with sufficient liquidity to sustain the Company’s plans and operations at current levels over the next twelve months.

The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to the prior year data to conform to the current period’s presentation, primarily consisting, as of March 31, 2021, reclassification of the liability associated with uncertain tax positions of $904,643 and, for the nine months ended January 31, 2021, reclassification of the gain on employee warrants liability of $672,230.

Use of Estimates and Assumptions

The preparation of financial statements in accordance with US GAAP requires the use of judgment and requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures about contingent assets and liabilities, if any. Matters that require the use of estimates and assumptions include: the recoverability of notes and accounts receivable, the valuation of inventory, the useful lives of fixed assets, the assessment of long-lived assets for impairment, the nature and timing of satisfaction of performance obligations resulting from contracts with customers, allocation of the transaction price to multiple performance obligations in a sales transaction, the measurement and recognition of right-of-use assets and related lease liabilities, the valuation of stock-based compensation awards, the measurement and recognition of uncertain tax positions, and the valuation of loss contingencies, if any. Actual results may differ from these estimates in amounts that are material to our consolidated financial statements. We believe that the estimates and assumptions used in the preparation of our consolidated financial statements are reasonable.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company includes in its consolidated cash and cash equivalents credit card receivables due from its merchant processors, which are expected to be settled within 24 to 72 hours. At December 31, 2021, and March 31, 2021, such credit card receivables were $3,481,546 and $6,225,139, respectively. In addition, as of December 31, 2021, and March 31, 2021, cash and cash equivalents held in bank accounts in foreign countries in the ordinary course of business were $1,756,997 and $1,612,026, respectively. Amounts held by merchant processors or held in bank accounts located in foreign countries are generally not insured by any federal agency.

Inventory

Inventory consists of finished goods and promotional materials and are stated at the lower of cost, determined using the first-in, first-out (“FIFO”) method, or net realizable value. The Company periodically evaluates the carrying value of its inventory based on a comparison of current quantities on hand with historical and anticipated sales levels. During the three months ended December 31, 2021, and January 31, 2021, the Company recognized a provision for excess or obsolete inventory of $103,787 and $948,222, respectively, in connection with health and wellness products that are damaged, expired or expiring soon. During the nine months ended December 31, 2021, and January 31, 2021, the Company recognized a provision for excess or obsolete inventory of $448,484 and $990,831, respectively, in connection with health and wellness products that are damaged, expired or expiring soon. The Company reports its provisions for inventory losses in cost of goods sold in its consolidated statements of operations.

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

Foreign Currency Translation

Prior to April 1, 2021, substantially all consolidated revenues and expenses were denominated in U.S. dollars. As part the Company’s growth initiatives, it is in the process of expanding its operations outside the United States. The functional currency of each of our foreign operations is generally their respective local currency. Balance sheet accounts are translated into U.S. dollars (our reporting currency) at the rates of exchange in effect at the balance sheet date, while the results of operations and cash flows are generally translated using average exchange rates for the periods presented. Individually material transactions, if any, are translated using the actual rate of exchange on the transaction date. The resulting translation adjustments are reported in cumulative translation adjustments in our consolidated balance sheets.

Comprehensive Income (Loss)

For the three and nine months ended December 31, 2021, the Company’s consolidated comprehensive income (loss) consists of currency translation adjustments and net loss. Prior to April 1, 2021, the only component of the Company’s comprehensive income was its net earnings (loss).

Revenue Recognition

The Company’s subsidiaries operating in the health and wellness products industry, which accounted for substantially all the Company’s consolidated net sales during the periods included in this Quarterly Report, market their products primarily through an independent sales force, using a direct selling business model under the proprietary brand “The Happy Co.” As of December 31, 2021, and March 31, 2021, deferred sales revenue associated with product invoiced but not received by customers at the balance sheet date was $655,918 and $1.2 million, deferred sales revenue associated with unfulfilled performance obligations for services offered on a subscription basis was $76,722 and $153,216, and deferred sales revenue associated with performance obligations for customers’ right of return was $68,831 and $95,780, respectively. Deferred sales revenue is expected to be recognized over one year.

During the nine months ended December 31, 2021, no individual customer, or affiliated group of customers, represents 10% or more of net sales, and approximately 67% of consolidated net sales were to consumers (including 32% to recurring customers, referred to herein as “SmartShip” sales, and approximately 35% to new customers) and approximately 33% of net sales were to independent distributors. During the nine months ended January 31, 2021, no individual customer, or affiliated group of customers, represents 10% or more of our consolidated net sales, and approximately 71% of our net sales were to customers (including 45% to recurring customers, and approximately 26% to new customers) and approximately 29% of our net sales were to our independent distributors.

During the nine months ended December 31, 2021, and January 31, 2021, approximately 86% and 94%, respectively, of net sales were to customers and/or independent distributors located in the U.S. No other country accounted for 10% or more of net sales.

During the nine months ended December 31, 2021, substantially all net sales are from health and wellness products (including approximately 39% from the sale of Nutraceutical products, 29% from the sale of coffee and other functional beverages, 12% from the sale of weight management products, and approximately 20% from the sale of all other health and wellness products). During the nine months ended January 31, 2021, approximately 99% of consolidated net sales are from the sale of health and wellness products (including 55% from the sale of Nutraceutical products, 27% from the sales of coffee and other functional beverages, and 17% from the sale of all other health and wellness products).

During the nine months ended December 31, 2021, approximately 58% of product purchases were from a third-party manufacturer based in the U.S., and approximately 41% of product purchases were from various suppliers located in Asia. During the nine months ended January 31, 2021, product purchases from a third-party manufacturer (the same U.S.-based supplier discussed in the preceding sentence) accounted for approximately 98% of total product purchases.

Sales Commissions

The Company’s subsidiaries recognize sales commission expense, which is included in selling and marketing expenses in its consolidated statements of operations and comprehensive loss, when incurred, in accordance with U.S. GAAP. During the three months ended December 31, 2021, and January 31, 2021, consolidated sales commission expense was $3.7 million and $7.0 million, respectively, and during the nine months ended December 31, 2021, and January 31, 2021, $13.6 million and $25.1 million, respectively.

Recently Issued Accounting Standards - Adopted This Fiscal Year

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12, among other things, (a) eliminates the exception to the incremental approach for intra-period tax allocation when there is a loss from continuing operations and income (or a gain) from other items, (b) eliminates the exception to the general methodology for calculating income taxes in an interim period when the year-to-date loss exceeds the anticipated loss for the year, (c) requires than an entity recognize a franchise tax (or a similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, and (d) requires than an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation for the interim period that includes the enactment date. The Company adopted ASU 2019-12 effective April 1, 2021, and the adoption did not have a material impact on its consolidated financial statements.

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

NOTE 2 – EARNINGS (LOSS) PER SHARE

The Company calculates its basic earnings (loss) per share by dividing net earnings (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share is calculated similarly but reflects the potential impact of shares issuable upon the conversion or exercise of outstanding convertible preferred stock, convertible notes payable, stock warrants, and other commitments to issue common stock, except where the impact would be anti-dilutive.

The following table sets forth the computations of basic and diluted earnings (loss) per share:

	Three Months Ended		Nine Months Ended
	December 31, 2021	January 31, 2021	December 31, 2021	January 31, 2021
Net loss	$(6,940,162)	$(1,440,694)	$(13,202,933)	$(682,714)
Weighted average basic shares	192,112,139	177,722,157	188,051,336	173,572,531
Dilutive securities and instruments:
Convertible preferred stock	-	-	-	-
Convertible notes	-	-	-	-
Stock options and warrants	-	-	-	-
Weighted average diluted shares	192,112,139	177,722,157	188,051,336	173,572,531
Earnings (loss) per share:
Basic	$(0.04)	$(0.01)	$(0.07)	$(0.00)
Diluted	$(0.04)	$(0.01)	$(0.07)	$(0.00)

The preceding table does not include 3,750,000 and 14,250,000 stock warrants held by employees which are not vested (or exercisable) at December 31, 2021, and January 31, 2021, respectively.

The following potentially dilutive securities and instruments were outstanding as of December 31, 2021, and January 31, 2021, but were excluded from the table above because their impact would be anti-dilutive:

	December 31, 2021	January 31, 2021
Convertible preferred stock	7,630,800	23,855,915
Convertible notes payable	157,756,728	10,406,100
Stock warrants	94,829,948	36,365,570
Total potential incremental shares	260,217,476	70,627,585

NOTE 3 – INVENTORY

Inventory consists of the following:

	December 31, 2021	March 31, 2021
Finished Goods	$5,206,722	$2,556,368
Allowance for obsolescence	(388,431)	(85,058)
	$4,818,291	$2,471,310

The increase in finished goods as of December 31, 2021, compared to as of March 31, 2021, reflects the inventory of the Company’s South Korean subsidiary, which started its operations in June 2021, of approximately $2.0 million.

NOTE 4 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	December 31, 2021	March 31, 2021
Prepaid interest, DSSI	$624,658	$-
Inventory-related deposits	469,323	1,845,722
Employee advances	58,022	320,631
Prepaid expenses and other	612,058	237,281
	$1,764,061	$2,403,634

NOTE 5 – INVESTMENT IN UNCONSOLIDATED ENTITIES

In September 2021, the Company, Stemtech Corporation (“Stemtech”) and Globe Net Wireless Corp. (“GNTW”) entered into a Securities Purchase Agreement (the “SPA”) pursuant to which the Company invested $1.4 million in Stemtech in exchange for: (a) a Convertible Promissory Note in the amount of $1.4 million in favor of the Company (the “Convertible Note”) and (b) a detachable Warrant to purchase shares of GNTW common stock (the “GNTW Warrant”). Stemtech is a subsidiary of GNTW. As an inducement to enter into the SPA, GNTW agreed to pay to the Company an origination fee of $500,000, payable in shares of GNTW’s common stock. The Convertible Note matures on September 9, 2024, bears interest at the annual rate of 10%, and is convertible, at the option of the holder, into shares of GNTW’s common stock at a conversion rate calculated based on the closing price per share of GNTW’s common stock during the 30-day period ended September 19, 2021. The GNTW Warrant expires on September 13, 2024, and conveys the right to purchase up to 1.4 million shares of GNTW’s common stock at a purchase price calculated based on the closing price per share of GTNW’s common stock during the 10-day period ended September 13, 2021. In September 2021, GNTW issued to the Company 154,173 shares of its common stock, or less than 1% of the shares of GNTW then issued and outstanding, in payment of the origination fee.

The Company carries its investment in the Convertible Note, the GNTW Warrant and the shares of GNTW common stock at fair value in accordance with U.S. GAAP. During the three and nine months ended December 31, 2021, the Company recognized unrealized gains, before income tax, of $1.2 million and $3.3 million, respectively, in connection with its investment in the Convertible Note, the GNTW Warrant and the shares of GNTW common stock.

In September 2021, the Company entered into a Membership Unit Purchase Agreement pursuant to which the Company acquired a 30.75% equity interest in MojiLife, LLC, a limited liability company organized in the State of Utah, in exchange for $1,537,000. MojiLife is an emerging growth distributor of technology-based consumer products, such as cordless scent diffusers, for the home and the car, as well as proprietary home cleaning products and accessories. During the nine months ended December 31, 2021, the Company recognized equity in losses of $59,629, before income tax, in connection with its investment in MojiLife.

Investment in unconsolidated entities consists of the following:

	December 31, 2021	March 31, 2021
Investment in detachable GNTW stock warrant	$3,318,000	$-
Investment in GNTW common stock	365,390	-
Investment in Stemtech convertible note	1,023,095	-
Investment in MojiLife, LLC	1,477,371	-
	$6,183,856	$-

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31, 2021	March 31, 2021
Building and building improvements	$8,942,640	$-
Computer software	779,363	734,510
Furniture and fixtures	231,976	230,685
Computer equipment	176,655	165,767
Leasehold improvements and other	297,933	138,529
Total property and equipment	10,428,567	1,269,491
Accumulated depreciation and amortization	(636,629)	(381,541)
Property and equipment, net	$9,791,938	$887,950

For the three months ended December 31, 2021 and January 31 2021, depreciation and amortization expense was $77,688 and $43,735, respectively. For the nine months ended December 31, 2021 and January 31 2021, depreciation and amortization expense was $255,087 and $161,663, respectively.

On December 8, 2021, the Company, through one of its subsidiaries, purchased an office building in Lindon, Utah for $8,942,640, including $3,675,000 allocated to land. The capitalized costs include legal and other professional fees incurred directly in connection with the purchase of the property. Once placed in service, the building will be depreciated over its estimated remaining useful life, approximately 28 years.

During the fiscal year ended March 31, 2021, the Company capitalized $715,354 in computer software in connection with upgrades to its information technology systems then placed in service. In addition, during the fiscal year ended March 31, 2021, the Company incurred $163,106 in capitalizable costs primarily in connection with leasehold improvements for office facilities and ongoing upgrades to its information technology systems yet to be placed in service as of March 31, 2021. These costs were reported in other assets in our consolidated balance sheets until the related assets were placed in service in the current fiscal year.

NOTE 7 – ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consist of the following:

	December 31, 2021	March 31, 2021
Deferred sales revenues	$801,471	$1,449,359
Liability associated with uncertain tax positions	921,977	904,643
Accrued severance expense	-	700,000
Payroll and employee benefits	366,858	523,454
Settlement liability, current portion	341,919	376,921
Lease liability, current portion	272,018	373,398
Other operational accruals	601,730	499,639
	$3,305,973	$4,827,414

NOTE 8 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

Issuance Date	Maturity Date	Interest Rate	Conversion Price (per share)	December 31, 2021	March 31, 2021
April 2021	April 2024	8%	$0.20	$30,000,000	$-
October 2017	October 2022	12%	$0.15	50,000	50,000
April 2018	April 2021	0%	$0.01	100,000	100,000
Total convertible notes payable				30,150,000	150,000
Less: unamortized debt discount and deferred financing costs				22,617,198	15,607
				7,532,802	134,393
Less: current portion of convertible notes payable				142,291	99,631
Long-term convertible notes payable				$7,390,511	$34,762

The Company’s convertible notes are convertible, at the option of the holder, into shares of the Company’s Common Stock at the conversion prices shown above.

In October 2017, the Company issued a Convertible Promissory Note in the principal amount of $50,000 (the “Note”) to HWH International, Inc (“HWH” or the “Holder”). HWH is affiliated with Heng Fai Ambrose Chan, who became a Director of the Company in April 2020. The Note is convertible into 333,333 shares of the Company’s Common Stock. Concurrent with issuance of the Note, the Company issued to HWH a detachable warrant to purchase up to an additional 333,333 shares of the Company’s Common Stock, at an exercise price of $0.15 per share. Under the terms of the Note and the detachable stock warrant, the Holder is entitled to certain financing rights. If the Company enters into more favorable transactions with a third-party investor, it must notify the Holder and may have to amend and restate the Note and the detachable stock warrant to be identical. See Note 11 below.

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

On April 5, 2021, the Company and DSSI entered into a Securities Purchase Agreement, pursuant to which the Company issued: (a) a Convertible Promissory Note in the principal amount of $30.0 million (the “Note”) in favor of DSSI, and (b) a detachable Warrant to purchase up to 150,000,000 shares of the Company’s Class A Common Stock, at $0.22 per share, and DSSI loaned to the Company $30.0 million. DSSI, is a subsidiary of DSS, Inc. (formerly Document Security Systems, Inc.) (“DSS”), and, together with DSS, is a majority shareholder of the Company. Under the terms of the loan, the Company agreed to pay to DSSI a loan origination fee of $3.0 million, payable in shares of the Company’s Class A Common Stock, at the rate of $0.20 per share. The Note bears interest at the annual rate of 8% and matures on April 5, 2024, subject to certain acceleration provisions upon the occurrence of an Event of Default, as defined in the Note. At any time during the term of the Note, all or part of the Note, including the principal amount less unamortized prepaid interest, if any, plus any accrued interest can be converted into shares of the Company’s Class A Common Stock at the rate of $0.20 per share, at the option of the holder. Interest on the Note is pre-payable annually in cash or in shares of the Company’s Class A Common Stock, at the option of the Company, except that interest for the first year is pre-payable in shares of the Company’s Class A Common Stock, at the rate of $0.20 per share.

In connection with the issuance of the Note and the detachable Warrant, the Company allocated $15.0 million of the net proceeds from the loan to the detachable Warrant, allocated $12.0 million of the net proceeds to the beneficial conversion feature embedded in the Note and recognized deferred financing costs of $3.0 million. The resulting debt discount and the deferred financing costs are being amortized into interest expense over the term of the note (three years). During the nine months ended December 31, 2021, the Company issued to DSSI 27,000,000 shares of its Class A Common Stock, including 15,000,000 shares in payment of the loan origination fee discussed above and 12,000,000 shares in prepayment of interest for the first year. In connection therewith, the Company recognized a deemed dividend of $1,080,000 for the excess of the fair value of the shares issued over the amounts settled.

During the three months ended December 31, 2021, and January 31, 2021, interest expense in connection with the Company’s convertible notes was $605,934 and $1,512, respectively, excluding amortization of debt discount of $2,268,942 and $5,121, respectively, and, during the three months ended December 31, 2021, amortization of deferred financing costs of $251,825. During the nine months ended December 31, 2021, and January 31, 2021, interest expense in connection with the Company’s convertible notes was $1,779,353 and $4,537, respectively, excluding amortization of debt discount of $6,659,359 and $15,363, respectively, and, during the nine months ended December 31, 2021, amortization of deferred financing costs of $739,051. These amounts are included in interest expense in our consolidated statements of operations.

NOTE 9 – INCOME TAXES

The statutory rates for our domestic and our material foreign operations are as follows for the periods shown:

Country	2021	2020
United States	21%	21%
Republic of Korea	22%	22%

For the nine months ended December 31, 2021, and January 31, 2021, the consolidated effective tax rate was -11.1% and -134.6%, respectively. For the nine months ended December 31, 2021, the effective tax rate was different from the federal statutory rate primarily due to the valuation allowance of $4.5 million placed on certain deferred tax assets being carried forward or projected to reverse in future years due to the uncertainty of the Company generating sufficient taxable income in the foreseeable future to make realization probable. For the nine months ended January 31, 2021, the effective tax rate was different from the federal statutory rate primarily due to the provision for state and local income taxes. Income taxes applicable to our foreign operations are not material in the periods presented.

For the nine months ended December 31, 2021, and January 31, 2021, our income tax rate reconciliation is as follows:

	December 31, 2021	January 31, 2021
Federal statutory rate	21.0%	21.0%
State and local income taxes	(0.9)%	(115.5)%
Valuation allowance	(37.5)%	-%
Return to provision and other	6.3%	40.1%
Effective tax rate	(11.1)%	(134.6)%

NOTE 10 - STOCKHOLDERS’ EQUITY

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

During the nine months ended December 31, 2021, Sharing Services issued to DSSI 27,000,000 shares of its Class A Common Stock, including 15,000,000 shares in payment of the loan origination fee discussed above and 12,000,000 shares in prepayment of interest for the first year, as more fully discussed in Note 8 above. In addition, on December 23, 2021, Sharing Services and DSSI entered into a Stock Purchase and Share Subscription Agreement pursuant to which DSSI invested $3,000,000 in the Company in exchange for an aggregate of 50,000,000 shares of Class A Common Stock and warrants to purchase up to 50,000,000 shares of the Company’s Class A Common Stock. Further, during the nine months ended December 31, 2021, the holders of 10,000 shares of the Company’s Series C preferred stock converted such holdings into 10,000 shares of the Company’s Class A Common Stock, and the Company issued 1,813,200 shares of its Class A Common Stock in connection with the exercise of stock warrants by its employees and/or independent distributors.

As of December 31, 2021, 238,923,969 shares of our Class A Common Stock are issued and outstanding.

NOTE 11 - RELATED PARTY TRANSACTIONS

Decentralized Sharing Systems, Inc.

On April 5, 2021, Sharing Services and DSSI entered into a Securities Purchase Agreement, pursuant to which the Company issued: (a) a Convertible Promissory Note in the principal amount of $30.0 million (the “Note”) in favor of DSSI, and (b) a detachable Warrant to purchase up to 150,000,000 shares of the Company’s Class A Common Stock, at $0.22 per share, and DSSI loaned to the Company $30.0 million. Under the terms of the loan, the Company agreed to pay to DSSI a loan origination fee of $3.0 million, payable in shares of the Company’s Class A Common Stock, at the rate of $0.20 per share. See Note 8 for more information.

On December 23, 2021, Sharing Services and DSSI entered into a Stock Purchase and Share Subscription Agreement pursuant to which DSSI invested $3,000,000 in the Company in exchange for an aggregate of 50,000,000 shares of Class A Common Stock (the “Shares”) and warrants (the “Warrants”) to purchase up to 50,000,000 shares of the Company’s Class A Common Stock. The Warrants are fully vested, have a term of five (5) years and are exercisable at any time prior to expiration, at the option of DSSI, at a per share price equal to $0.063 ( “Transaction”). On the Warrants issuance date, the closing price for the Company’s common stock was $0.075 per share. The Company recognized a deemed dividend of $2.3 million in connection with its issuance of the Shares and the Warrants.

As of December 31, 2021, DSS and its affiliates owned, in the aggregate, 141.9 million shares of the Company’s Class A Common Stock, excluding 210.0 million shares issuable upon the exercise of warrants held by DSS and 150.0 million shares issuable upon conversion of the Note discussed in the preceding paragraph. Heng Fai Ambrose Chan, Frank D. Heuszel, and John (“JT”) Thatch, each a Director of the Company, also serve on the Board of Directors of DSS. Mr. Chan serves as Chairman of the Board of Directors of the Company. Mr. Thatch also serves as President, CEO and Vice Chairman of the Board of Directors of the Company.

Alset Title Company, Inc.

On December 8, 2021, Sharing Services, through one of its subsidiaries, purchased an office building in Lindon, Utah for $8,942,640. In connection therewith, Alset Title Company, Inc. (“Alset Title”), a subsidiary of DSS, issued an Owner’s Title Insurance Policy in favor of Sharing Services and acted as escrow and closing agent for the transaction. DSS, together with its subsidiaries, is a majority shareholder of the Company.

Hapi Café, Inc.

In November 2021, Sharing Services and Hapi Café, Inc, a company affiliated with Heng Fai Ambrose Chan, a Director of the Company, entered into a Master Franchise Agreement pursuant to which Sharing Services acquired the exclusive franchise rights in North America to the brand “Hapi Café.” Under the terms, Sharing Services, directly or through its subsidiaries, has the right to operate no less than five (5) corporate-owned stores and can offer to the public sub-franchise rights to own and operate other stores, subject to the terms and conditions contained in the Master Franchise Agreement.

HWH International, Inc.

In October 2017, Sharing Services issued a Convertible Promissory Note in the principal amount of $50,000 (the “Note”) to HWH International, Inc (“HWH” or the “Holder”). HWH is affiliated with Heng Fai Ambrose Chan, who became a Director of the Company in April 2020. The Note is convertible into 333,333 shares of the Company’s Common Stock. Concurrent with issuance of the Note, the Company issued to HWH a detachable stock warrant to purchase up to an additional 333,333 shares of the Company’s Common Stock, at an exercise price of $0.15 per share. Under the terms of the Note and the detachable stock warrant, the Holder is entitled to certain financing rights. If the Company enters into more favorable transactions with a third-party investor, it must notify the Holder and may have to amend and restate the Note and the detachable stock warrant to be identical. As of the date of this Quarterly Report, the Company and HWH are jointly reviewing the Note and the detachable stock warrant. The number of shares that HWH may acquire upon conversion of the HWH Note and exercise of the detachable stock warrant may be greater than the amounts described in this paragraph, depending on the results of such review.

HWH World, Inc.

A subsidiary of the Company operating in the Republic of Korea subleases office space from HWH World, Inc., a subsidiary of DSS and a company affiliated with Heng Fai Ambrose Chan, a Director of the Company. Pursuant to the terms of the sublease agreement, the Company recognized a right-of-use asset and an operating lease liability of $303,322 in connection therewith. In the nine months ended December 31, 2021, the Company recognized expense of $129,113 in connection this lease. As of December 31, 2021, accounts payable includes payments due to HWH World under the lease of $179,763.

In September 2021, the Company and HWH World, Inc., a subsidiary of DSS and a company affiliated with Heng Fai Ambrose Chan, a Director of the Company, entered into an Advisory Agreement pursuant to which the Company provides strategic advisory services to HWH World, Inc. in connection with its North America expansion plans in exchange for a monthly fee of $10,000. During the three and nine months ended December 31, 2021, the Company recognized consulting income of $36,700 in connection therewith.

Impact Biomedical, Inc.

In the nine months ended December 31, 2021, a wholly owned subsidiary of the Company purchased health and wellness products from Impact Biomedical, Inc., a subsidiary of DSS, in the aggregate amount of $82,664.

K Beauty Research Lab. Co., Ltd

In the nine months ended December 31, 2021, a wholly owned subsidiary of the Company purchased skin care products manufactured by K Beauty Research Lab. Co., Ltd (“K Beauty”), a South Korean-based supplier of skin care products that is affiliated with Heng Fai Ambrose Chan, a Director of the Company, in the aggregate amount of $2.3 million. The Company’s affiliates operating in Asia intend to distribute skin care and other products in South Korea and other countries, including skin care products procured from K Beauty, as part of the Company’s previously announced strategic growth plans.

Premier Packaging Corporation

In the nine months ended December 31, 2021, a wholly owned subsidiary of the Company issued purchase orders to Premier Packaging Corporation, a subsidiary of DSS, to acquire printed packaging materials in the aggregate amount of $152,813.

Alchemist Holdings, LLC - Related Party Sublease

The Company subleases warehouse and office space from Alchemist Holdings, LLC, a shareholder of the Company. During the nine months ended December 31, 2021, and January 31, 2021, rent expense associated with such sublease agreement was $75,486 and $68,643, respectively.

As disclosed in our Transition Report for the transition period ended March 31, 2021, in June 2020, the Company entered into a Settlement Accommodation Agreement and an Amended and Restated Founder Consulting Agreement with a former officer of the Company who is a principal of Alchemist Holdings, LLC. The Company recognized a settlement liability of $2.0 million in connection therewith. As of December 31, 2021, the settlement liability balance is $715,596.

NOTE 12 – STOCK-BASED COMPENSATION

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

In October 2017, Sharing Services issued a convertible note in the principal amount of $50,000 to HWH International, Inc (“HWH”) and a detachable stock warrant to purchase up to 333,333 shares of the Company’s Common Stock, at an exercise price of $0.15 per share. The Note is convertible into 333,333 shares of the Company’s Common Stock and expires in October 2022. HWH is affiliated with Heng Fai Ambrose Chan, who became a Director of the Company in April 2020.

During the fiscal year 2020, certain domestic subsidiaries of the Company entered multi-year employment agreements with certain of its key employees. In general, each employment contract contained a fully vested initial grant of warrants exercisable at a fixed exercise price and, provided for subsequent grants that were exercisable at a discounted price based on the 10-day average stock price determined at the time of exercise. The subsequent grants would vest at each anniversary date of the employment agreement effective date. The Company begins recognizing the compensatory nature of the warrants at the service inception date and ceases recognition at the vesting date. Due to the variable nature of the exercise price for some grants, the Company will continue to recognize expense (or benefit) after the end of the service period until the warrants are exercised or expire. As such, the Company disclosures below are based, as appropriate, on either (i) the fixed exercise price of the warrant; or (ii) the variable exercise price of the warrant as determined on the last day of the period.

During the three months ended December 31, 2021, and January 31, 2021, the Company recognized a gain of $154,488 and a loss of $234,145, respectively, in connection with grants with a variable exercise price after the service period ended. During the nine months ended December 31, 2021, and January 31, 2021, the Company recognized a gain of $1,935,588 and $672,230, respectively, in connection with grants with a variable exercise price after the service period ended.

NOTE 13 – LEASES

The Company leases space for its offices and warehouse space, under lease agreements classified as “operating leases’” as defined in ASC Topic 842. The weighted-average remaining lease term and discount rate related to the Company’s lease liabilities as of December 31, 2021, were 1.0 year and 12% respectively. The Company’s discount rate is generally based on estimates of its incremental borrowing rate, as discount rates implicit in the Company’s leases cannot be readily determined.

The following information pertains to the Company’s leases as of the balance sheet dates indicated:

Assets	Classification	December 31, 2021	March 31, 2021
Operating leases	Right-of-use assets, net	$258,790	$428,075
Total lease assets		$258,790	$428,075

Liabilities
Operating leases	Accrued and other current liabilities	$272,018	$373,398
Operating leases	Lease liability, long-term	2,491	77,810
Total lease liability		$274,509	$451,208

The following information pertains to the Company’s leases for the periods indicated:

		Three Months Ended
Lease cost	Classification	December 31, 2021	January 31, 2021
Operating lease cost	General and administrative expenses	$54,463	$130,554
Operating lease cost	Depreciation and amortization	-	-
Operating lease cost	Interest expense, net	-	-
Total lease cost		$54,463	$130,554

		Nine Months Ended
Lease cost	Classification	December 31, 2021	January 31, 2021
Operating lease cost	General and administrative expenses	$349,165	$401,052
Operating lease cost	Depreciation and amortization	-	-
Operating lease cost	Interest expense, net	-	-
Total lease cost		$349,165	$401,052

The Company’s lease liability is payable as follows:

Twelve months ending December 31,
2022	$272,018
2023	2,491
2024-2026	-
Thereafter	-
Total lease liability	$274,509

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Regulatory Matters

In May 2021, the Company announced that it has received a notice from the pertinent licensing authority in the Republic of Korea, (“KOSSA”) stating that the multi-level license previously issued to the Company’s subsidiary organized in South Korea has been cancelled by KOSSA. The Company is actively investigating the facts surrounding the cancellation and is reviewing all available options to resolve all outstanding issues raised by KOSSA. In addition, the Company has retained a well-respected local law firm and is evaluating several options available to the Company to conduct business in South Korea.

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

The outcome of litigation is uncertain, and despite management’s view of the merits of any litigation, or the reasonableness of the Company’s estimates and reserves, the Company’s financial statements could nonetheless be materially affected by an adverse judgment. The Company believes it has adequately reserved for the contingencies arising from current legal matters where an outcome was deemed to be probable, and the loss amount could be reasonably estimated. No provision for legal matters was deemed necessary as of December 31, 2021.

Legal Proceedings

The Company from time to time is involved in various claims and lawsuits incidental to the conduct of its business in the ordinary course. We do not believe that the ultimate resolution of these matters will have a material adverse impact on our consolidated financial position, results of operations or cash flows.

(a)	Case No. 4:20-cv-00946; Dennis Burback, Ken Eddy and Mark Andersen v. Robert Oblon, Jordan Brock, Jeff Bollinger, Four Oceans Global, LLC, Four Oceans Holdings, Inc., Alchemist Holdings, LLC, Elepreneurs U.S., LLC, Elevacity U.S., LLC, Sharing Services Global Corporation, Custom Travel Holdings, Inc., and Does 1-5, pending in the United States District Court for the Eastern District of Texas. On December 11, 2020, three investors in Four Oceans Global, LLC filed a lawsuit against the Company, its affiliated entities, and other persons and entities related to an investment made by the three investors in 2015. The Company and its affiliated entities have filed an answer denying the three investors’ claims. Plaintiffs filed a first amended complaint on October 14, 2021. This matter remains pending as of December 31, 2021.
(b)	AAA Ref. No. 01-20-0019-3907; Sharing Services Global Corporation, Elevacity Holdings, LLC, Elevacity U.S., LLC, Elepreneurs Holdings, LLC and Elepreneurs U.S., LLC v. Robert Oblon, pending before the American Arbitration Association. On December 30, 2020, the Company and its affiliated companies filed an arbitration complaint against Robert Oblon for breach of contract and a declaratory judgment relating to the Multi-Party Settlement Agreement with Robert Oblon. This matter remains pending as of December 31, 2021.
(c)	Case No. 4:20-cv-00989; Sharing Services Global Corporation, Elevacity Holdings, LLC, Elevacity U.S., LLC, Elepreneurs Holdings, LLC and Elepreneurs U.S., LLC v. Robert Oblon, pending in the in the United States District Court for the Eastern District of Texas. On December 30, 2020, the Company and its affiliated companies filed a lawsuit against Robert Oblon seeking injunctive relief relating to the Multi-Party Settlement Agreement with Robert Oblon. This matter is a companion case to the AAA arbitration proceeding described in paragraph (b) above and, while it remains pending as of December 31, 2021, further action in this case has been stayed by court order, pending final adjudication of the referenced AAA arbitration proceeding.
(d)	Case No. 4:21-cv-00026; Elepreneurs Holdings, LLC d/b/a Elepreneur, LLC, Elepreneurs U.S., LLC d/b/a Elepreneurs, LLC, and SHRG IP Holdings, LLC v. Lori Ann Benson, Andrea Althaus and Lindsey Buboltz, pending in the United States District Court for the Eastern District of Texas. On December 31, 2020, the Company filed suit against three former distributors and obtained injunctive relief from the 429th Judicial District of Collin County, Texas. The lawsuit was removed by the three former distributors to federal court. The Company subsequently obtained injunctive relief from the federal court. The matter remains pending as of December 31, 2021.
(e)	Case No. 4:21-cv-00183; Sharing Services Global Corporation f/k/a Sharing Services, Inc., Elepreneurs Holdings, LLC n/k/a Elevacity Holdings, LLC, Elepreneurs U.S., LLC n/k/a Elevacity U.S., LLC and SHRG IP Holdings, LLC v. AmplifeiIntl, LLC d/b/a HAPInss and HAPInssBrands, LLC pending in the United States District Court for the Eastern District of Texas. On March 5, 2021, the Company and its affiliated entities filed suit against a newly formed competitor for various claims including trademark infringement, trade secret violations, unfair competition under state and federal law as well as tortious interference with contracts and business relationships. The matter remains pending as of December 31, 2021.

NOTE 15 – FAIR VALUE MEASURENTS OF FINANCIAL INSTRUMENTS

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

Consistent with the valuation hierarchy contained in ASC Topic 820, we categorized certain of our consolidated financial assets and liabilities as follows:

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets
Investment in unconsolidated entities	$6,183,856	$365,390	$4,341,095	$1,477,371
Notes receivable	208,289	-	-	208,289
Total assets	$6,392,145	$365,390	$4,341,095	$1,685,660
Liabilities
Convertible notes payable	$13,567,292	$-	$13,425,000	$142,292
Total liabilities	$13,567,292	$-	$13,425,000	$142,292

	March 31, 2021
	Total	Level 1	Level 2	Level 3
Assets
Notes receivable	$94,600	$-	$-	$94,600
Total assets	$94,600	$-	$-	$94,600
Liabilities
Notes Payable	$1,040,400	$-	$-	$1,040,400
Convertible notes payable	134,393	-	-	134,393
Total liabilities	$1,174,793	$-	$-	$1,174,793

NOTE 16 – SUBSEQUENT EVENTS

On January 10, 2022, the Company and MojiLife entered into a one-year Business Consulting Agreement pursuant to which the Company will provide to MojiLife certain consulting services in exchange for a monthly fee of $10,000. The agreement may be terminated by either party with a 60-day written notice.

On January 14, 2022, the Company loaned $150,000 to MojiLife in exchange for a secured promissory note for that amount (the “Note”). Upon funding, the Company earned a loan origination fee equal to 0.5% of the loan amount. The Note bears interest at 10%, matures on January 14, 2023, and is secured by substantially all the borrower’s assets. The loan is payable in eleven (11) equal monthly installments of $8,833.33 commencing 30 days from the loan inception date, and one (1) installment of $52,833.37 at maturity. As disclosed earlier, the Company holds a 30.75% equity interest in MojiLife.

On January 24, 2022, the Company and DSS who, together with its subsidiaries, is a majority shareholder of the Company, entered into a one-year Business Consulting Agreement (the “Consulting Agreement”) pursuant to which the DSS will provide to the Company certain consulting services, as defined in the Consulting Agreement. The Consulting Agreement may be terminated by either party on a 60-day’s written notice. In connection with the Consulting Agreement, the Company agreed to pay DSS and flat monthly fee of sixty thousand dollars ($60,000) and DSS received a fully vested detachable stock Warrant to purchase up to 50,000,000 shares of the Company’s Class A Common Stock. The Warrant may be exercised at any time on or before January 24, 2027, at the exercise price of $0.0001 per share. Notwithstanding the foregoing, the detachable Warrant would terminate and be of no further legal force or effect if, prior to its exercise, the Consulting Agreement is terminated by the Company for cause, as defined in the Consulting Agreement.

On January 26, 2022, the Company, through a wholly owned subsidiary, and 1044Pro LLC, a Florida limited liability company (“1044Pro”), entered into a loan agreement pursuant to which the Company agreed to loan to 1044Pro up to $250,000, with $125,000 of the loan amount funded immediately. Borrowings under the loan agreement bear interest at 10% and are payable in full on or before July 26, 2023. In addition, borrowings are secured by a security interest in substantially all 1044Pro’s assets and a security interest in 50% of 1044Pro’s members’ interest. Borrowings are further secured by a personal guaranty executed by a member of 1044Pro.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In March 2021, the Company changed its fiscal year-end from a fiscal year ending on April 30th to a fiscal year ending on March 31st. Accordingly, this Management’s Discussion and Analysis relates to the consolidated results of operations for the three months ended December 31, 2021, compared to the three months ended January 31, 2021. The following section discusses management’s views of the financial condition and the results of operations and cash flows of Sharing Services Global Corporation and consolidated subsidiaries. This section should be read in conjunction with: (a) the Company’s audited consolidated financial statements and related notes included in its Transition Report on Form 10-K for the transition period ended March 31, 2021, and (b) the Company’s unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. This section may contain forward-looking statements. See “Cautionary Notice Regarding Forward-Looking Statements” above for a discussion of forward-looking statements.

Highlights for the Three Months Ended December 31, 2021:

●	For the three months ended December 31, 2021, consolidated net sales decreased $7.2 million, or 50.3%, to $7.1 million, compared to the three months ended January 31, 2021.

●	For the three months ended December 31, 2021, consolidated gross profit decreased $4.8 million, or 50.0%, to $4.8 million, compared to the three months ended January 31, 2021. Consolidated gross margin was 67.3% for the three months ended December 31, 2021, compared to 66.8% for the three months ended January 31, 2021.

●	For the three months ended December 31, 2021, consolidated operating expenses decreased $2.9 million, or 26.7%, to $7.8 million, compared to the three months ended January 31, 2021.

●	For the three months ended December 31, 2021, consolidated operating loss was $3.0 million compared to $1.1 million for the three months ended January 31, 2021.

●	For the three months ended December 31, 2021, consolidated net non-operating expenses were $2.1 million compared to $280,017 for the three months ended January 31, 2021.

●	For the three months ended December 31, 2021, our consolidated income tax provision was $1.8 million, compared to $35,758 for the three months ended January 31, 2021.

●	For the three months ended December 31, 2021, consolidated net loss was $6.9 million compared to $1.4 million for the three months ended January 31, 2021. For the three months ended December 31, 2021, diluted loss per share was $0.04, compared to $0.01 for the three months ended January 31, 2021.

Other Significant Data or Events:

●	For the nine months ended December 31, 2021, consolidated net cash used by operating activities was $13.2 million compared to $5.2 million for the nine months ended January 31, 2021.

●	In April 2021, Sharing Services borrowed $30.0 million from Decentralized Sharing Systems, Inc. (“DSSI”), a subsidiary of DSS, Inc. (formerly Document Security Systems, Inc.) (“DSS”), and, together with DSS, a majority shareholder of the Company.

●	In April 2021, Sharing Services issued to DSSI 27,000,000 shares of its Class A Common Stock, including 15,000,000 shares in payment of a loan origination fee of $3.0 million and 12,000,000 shares in prepayment of $2.4 million in interest in connection with the DSSI loan discussed above.

●	In September 2021, Sharing Services invested $1.4 million in Stemtech Corporation and $1.5 million in MojiLife, LLC, both emerging growth companies.

●	In December 2021, Sharing Services, through one of its subsidiaries, purchased an office building in Lindon, Utah for $8.9 million.

●	In December 2021, DSSI invested $3.0 million in Sharing Services in exchange for 50,000,000 shares of its Class A Common Stock and a warrant to purchase up to 50,000,000 shares of Class A Common Stock.

●	In January 2022, DSS agreed to provide certain consulting services to Sharing Services in exchange for a monthly fee of $60,000 and a fully vested detachable stock Warrant to purchase up to 50,000,000 shares of its Class A Common Stock. The Warrant may be exercised at the exercise price of $0.0001 per share.

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

Health and Wellness Products - The Company’s subsidiaries operating in the health and wellness products industry, which accounted for substantially all the Company’s consolidated net sales during the periods included in this Quarterly Report, market their products primarily through an independent sales force, using a direct selling business model under the proprietary brand “The Happy Co.” Currently, The Happy Co. TM markets and distributes its health and wellness products primarily in the United States, Canada, the Republic of Korea, and other countries in the Asia Pacific region. In addition, certain of the Company’s domestic subsidiaries market its health and wellness products on a “not-for-resale” basis to consumers in other countries outside the U.S.

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

Company-Owned and Franchised Destination Cafes – In November 2021, Sharing Services and Hapi Café, Inc, a company affiliated with Heng Fai Ambrose Chan, a Director of the Company, entered into a Master Franchise Agreement pursuant to which Sharing Services acquired the exclusive franchise rights in North America to the brand “Hapi Café.” Under the terms, Sharing Services, directly or through its subsidiaries, has the right to operate no less than five (5) corporate-owned stores and can offer to the public sub-franchise rights to own and operate other stores, subject to the terms and conditions contained in the Master Franchise Agreement. Each corporate-owned or franchised Hapi Café TM store will offer customers and Brand Partners seeking a healthier lifestyle: (a) a selection of functional and healthy food and beverages, (b) a functional workspace with free Wi-Fi service, (c) extensive physical fitness, nutrition management and personal workout print and video content, and (d) our Hapi Travel TM subsidiary’s proprietary travel services.

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

Sharing Services was incorporated in the State of Nevada in April 2015.

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

Change of Fiscal Year

In March 2021, the Company adopted a change in its fiscal year-end, from a fiscal year ending on April 30th to a fiscal year ending on March 31st. Accordingly, this discussion and analysis relates to the consolidated results of operations for the three months ended December 31, 2021 (92 days) compared to the three months ended January 31, 2021 (92 days), and the results of operations and cash flows for the nine months ended December 31, 2021 (275 days) compared to the nine months ended January 31, 2021 (276 days).

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

Significant Uncertainty Regarding the Potential Impact of Ongoing COVID Health Crisis

In an effort to protect our customers, distributors, employees, and other business partners, we have instituted several temporary preventive measures, including transitioning a significant number of our corporate employees to working remotely, increasing efforts to clean and sanitize our business facilities, increasing employee safety communication efforts, and transitioning sales conventions to a virtual convention platform. Some of these temporary measures have increased our already significant reliance on telephone and computer systems and on the availability of continued and impeded access to the Internet by our business. The timing when these temporary measures will be eased or reversed altogether is contingent on the success of current efforts, by governmental policy makers, healthcare service providers, and others, to contain the infection rates in the U.S. and other countries where we operate. At the time of this Quarterly Report, we cannot project with certainty the timing and extend of any potential easing or reversal of our temporary preventive measures.

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

Results of Operations

The Three Months Ended December 31, 2021, compared to the Three Months Ended January 31, 2021

Net Sales

The Company recently changed its fiscal year-end, from a fiscal year ending on April 30 to a fiscal year ending on March 31. For the three months ended December 31, 2021 (92-days), consolidated net sales decreased $7.2 million, or 50.3%, to $7.1 million, compared to the three months ended January 31, 2021 (92 days). The decrease in consolidated net sales mainly reflects: (a) continuation of the decline in consumer orders experienced by our direct-to-consumer subsidiaries since the fourth quarter of the fiscal year 2020, (b) a decline, experienced by our direct-to-consumer subsidiaries, in independent distributor orders, in the number of new independent distributors, and in the number of continuing active distributors, resulting, in part, from recent product reformulations and increased competition for independent distributors, and (c) the generally adverse impact on consumer buying trends resulting from the COVID global health emergency and actions taken to help mitigate the spread of the virus in the geographies in which we operate. This decrease was partially mitigated by sales (approximately $2.0 million) of health and wellness products introduced since January 31, 2021.

In efforts to restore sales growth, we have launched the new business brand, “The Happy Co TM,” at our Elevacity division, accelerated our previously announced initiatives to expand operations into additional international geographies, and our subsidiaries have intensified their efforts to recruit, develop and reward their distributors and their efforts reach new consumers, including through the continued introduction of new products.

We believe there continues to be significant uncertainty about the potentially adverse impact of the current health crisis on the economies and employment markets in several countries, including the U.S. and other countries where we operate. Please see Overview - Significant Uncertainty Regarding the Potential Impact of Ongoing COVID Health Crisis above.

The $7.2 million decrease in consolidated net sales reflects a decrease in the number of comparable product units sold and in the average unit selling prices.

During the three months ended December 31, 2021, approximately 88% of consolidated net sales were from our Elevate health and wellness product line and approximately 12% from the sale of our weight management systems. During the three months ended January 31, 2021, approximately 99% of consolidated net sales were from the Elevate health and wellness product line.

During the three months ended December 31, 2021, approximately 61% of consolidated net sales were to consumers (including approximately 31% to recurring customers, which we refer to as “SmartShip” sales, and approximately 30% were to new customers) and approximately 39% of consolidated net sales were to independent distributors.

Gross Profit

For the three months ended December 31, 2021, consolidated gross profit decreased $4.8 million, or 50.0%, to $4.8 million, compared to the three months ended January 31, 2021, and consolidated gross margins were 67.3% and 66.8%, respectively. For the three months ended December 31, 2021, gross margin benefited from a decrease in our provision for excess (slow-moving) inventory of $844,435, partially offset by an increase in sales promotions of $261,398 and a shift in product sales mix (to lower margin products) in the ordinary course of business.

Selling and Marketing Expenses

For the three months ended December 31, 2021, consolidated selling and marketing expenses decreased $2.8 million to $4.2 million, or 59.3% of consolidated net sales, compared to $7.0 million, or 48.8% of consolidated net sales, for the three months ended January 31, 2021. The $2.8 million decrease in consolidated selling and marketing expenses is primarily due to lower sales commissions of $3.3 million (which reflects decrease in consolidated net sales discussed above), partially offset by higher convention expenses of $405,270 (as we resumed holding some in-person conventions in 2022) and higher marketing expense of $160,905.

General and Administrative Expenses

For the three months ended December 31, 2021, consolidated general and administrative expenses (which include corporate employee compensation and benefits, stock-based compensation, professional fees, rent and other occupancy costs, certain consulting fees, telephone and information technology expenses, insurance premiums, and other administrative expenses) decreased $85,240, to $3.6 million, or 50.8% of consolidated net sales, compared to $3.7 million, or 25.9% of consolidated net sales, for the three months ended January 31, 2021. The decrease in consolidated general and administrative expenses was due to by lower stock-based compensation expense of $697,841 and lower other general corporate administrative expenses (other than consulting and professional fees and employee compensation and compensation-related benefits) of $276,164, partially offset by higher consulting and professional fees of $638,342, and higher employee compensation and compensation-related benefits of $250,423.

Interest Expense, Net

For the three months ended December 31, 2021, consolidated interest expense was $616,417, excluding amortization of debt discount of $2,268,942, amortization of deferred financing costs of $251,825, and interest income of $25,145. Consolidated interest expense of $616,417 reflects $604,932 associated with borrowings under the $30.0 million loan from “DSSI.”

For the three months ended January 31, 2021, consolidated interest expense was $21,078, excluding amortization of debt discount of $5,121 and interest income of $1,231. Consolidated interest expense of $21,078 includes $19,566 associated with borrowings under short-term financing arrangements (including borrowing under the PPP Loan discussed under Short-term Borrowings and Convertible Notes below) and $1,512 associated with our convertible notes.

Gain (loss) on employee warrants liability

For the three months ended December 31, 2021, consolidated gain in connection with employee warrants with a variable exercise price after service was completed was $154,487 compared to a consolidated compensatory loss of $234,145 for the three months ended January 31, 2021.

Unrealized Gains (Losses) on Investment in Unconsolidated Entities

For the three months ended December 31, 2021, net unrealized gains, before income tax, in connection with our investment in equity instruments of unconsolidated entities were $1,201,510. See Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements for more details.

Foreign Currency Losses and Other Non-operating Expenses, Net

For the three months ended December 31, 2021, foreign currency losses and other non-operating expenses (including foreign currency transaction losses of $249,484 and equity in losses of unconsolidated affiliates of $59,629) were $309,113 compared to consolidated other non-operating expenses (including litigation settlements) of $20,904 for the three months ended January 31, 2021.

Provision for (Benefit from) Income Taxes

Income tax (benefit) provision include current and deferred income taxes for both our domestic and foreign operations. Income from our international operations is subject to taxation in the countries in which we operate.

We use the recognition and measurement provisions of the FASB ASC Topic 740, Income Taxes (“Topic 740”) to account for income taxes. The provisions of Topic 740 require a company to record a valuation allowance when the “more likely than not” criterion for realizing net deferred tax assets cannot be met. Furthermore, the weight given to the potential effect of such evidence should be commensurate with the extent to which it can be objectively verified. As a result, we reviewed the operating results, as well as all positive and negative evidence related to realization of such deferred tax assets to evaluate the need for a valuation allowance in each tax jurisdiction. In evaluating the US and South Korea markets, it was determined a valuation allowance should be placed on each market as of December 31, 2021.

During the three months ended December 31, 2021, the Company recognized a consolidated current federal income tax provision of $4.2 million, including a valuation allowance of $2.6 million placed on certain deferred tax assets being carried forward or projected to reverse in future years due to the uncertainty of the Company generating sufficient taxable income in the foreseeable future to make realization probable, a consolidated deferred income tax benefit of $2.5 million and a provision for state and local taxes of $41,931. During the three months ended January 31, 2021, the Company recognized a provision for deferred income taxes of $368,032, a current federal income tax benefit of $354,059, and a provision for state and local taxes of $21,785.

Net Earnings (Loss) and Earnings (Loss) per Share

As a result of the foregoing, for the three months ended December 31, 2021, consolidated net loss was $6.9 million, compared to $1.4 million for the three months ended January 31, 2021. For the three months ended December 31, 2021, diluted loss per share was $0.04, compared to $0.01 for the three months ended January 31, 2021.

The Nine Months Ended December 31, 2021, compared to the Nine Months Ended January 31, 2021

Net Sales

For the nine months ended December 31, 2021 (275 days), consolidated net sales decreased $27.4 million, or 49.3%, to $28.2 million, compared to the nine months ended January 31, 2021 (276 days). The decrease in consolidated net sales mainly reflects: (a) continuation of the decline in consumer orders experienced by our direct-to-consumer subsidiaries since the fourth quarter of the fiscal year 2020, (b) a decline, experienced by our direct-to-consumer subsidiaries, in independent distributor orders, in the number of new independent distributors, and in the number of continuing active distributors, resulting, in part, from recent product reformulations and increased competition for independent distributors, (c) the generally adverse impact on consumer buying trends resulting from the COVID global health emergency and actions taken to help mitigate the spread of the virus in the geographies in which we operate, and (d) one fewer day of sales, or approximately $80,000. This decrease was partially mitigated by sales (approximately $3.5 million) of health and wellness products introduced since January 31, 2021, by sales (approximately $3.0 million) of our new weight management systems, and by sales (approximately $1.4 million) of our subsidiary operating in South Korea.

In efforts to restore sales growth, we have launched our new business brand, “The Happy Co TM,” at our Elevacity division, accelerated our previously announced initiatives to expand operations into additional international geographies, and our subsidiaries have intensified their efforts to recruit, develop and reward their distributors and their efforts reach new consumers, including through the continued introduction of new products.

We believe there continues to be significant uncertainty about the potentially adverse impact of the current health crisis on the economies and employment markets in several countries, including the U.S. and other countries where we operate. Please see Overview - Significant Uncertainty Regarding the Potential Impact of Ongoing COVID Health Crisis above.

The $27.4 million decrease in consolidated net sales reflects a decrease in number of comparable product units sold and in the average unit selling prices.

During the nine months ended December 31, 2021, approximately 88% of consolidated net sales were from our Elevate health and wellness product line and approximately 12% from the sale of our weight management systems. During the nine months ended January 31, 2021, approximately 99% of consolidated net sales from the Elevate health and wellness product line.

During the nine months ended December 31, 2021, approximately 67% of consolidated net sales were to consumers (including approximately 32% to recurring customers, which we refer to as “SmartShip” sales, and approximately 35% were to new customers) and approximately 33% of consolidated net sales were to independent distributors.

Gross Profit

For the nine months ended December 31, 2021, consolidated gross profit decreased $20.4 million, or 51.0%, to $19.6 million, compared to the nine months ended January 31, 2021, and consolidated gross margins were 69.5% and 71.8%, respectively. For the nine months ended December 31, 2021, gross margin was adversely affected by an increase in sales promotions of $559,538 and a shift in product sales mix (to lower margin products) in the normal course of business, partially offset by a decrease in our provision for excess (slow-moving) inventory of $542,348.

Selling and Marketing Expenses

For the nine months ended December 31, 2021, consolidated selling and marketing expenses decreased $11.0 million to $14.4 million, or 51.0% of consolidated net sales, compared to $25.4 million, or 45.6% of consolidated net sales, for the nine months ended January 31, 2021. The decrease in consolidated selling and marketing expenses is primarily due to lower sales commissions of $11.5 million (which reflects decrease in consolidated net sales discussed above), partially offset by higher convention expenses of $420,189 (as we resumed holding some in-person conventions in 2022) and higher marketing expense of $102,245.

General and Administrative Expenses

For the nine months ended December 31, 2021, consolidated general and administrative expenses (which include employee compensation and benefits, stock-based compensation, professional fees, rent and other occupancy costs, certain consulting fees, telephone and information technology expenses, insurance premiums, and other administrative expenses) decreased $1.5 million, to $13.9 million, or 49.2% of consolidated net sales, compared to $15.4 million, or 27.6% of consolidated net sales, for the nine months ended January 31, 2021. The $1.5 million decrease in consolidated general and administrative expenses was due to lower stock-based compensation expense of $3.2 million and lower other general corporate administrative expenses (other than consulting and professional fees) of $83,111, partially offset by higher consulting and professional fees of $1.9 million.

Interest Expense, Net

For the nine months ended December 31, 2021, consolidated interest expense was $1,829,517, excluding amortization of debt discount of $6,659,359, amortization of deferred financing costs of $739,051, and interest income of $59,516. Consolidated interest expense of $1,829,517 reflects $1,775,342 associated with borrowings under the $30.0 million loan from “DSSI.”

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

Gain (loss) on employee warrants liability

For the three months ended December 31, 2021, and three months ended January 31, 2021, consolidated gains in connection with employee warrants with a variable exercise price after service was completed were $1,935,588 and $672,230, respectively.

Gain on Extinguishment of Debt

In June 2021, Sharing Services’ borrowings under the Paycheck Protection Program features of the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”) were forgiven pursuant to the CARES Act. The Company recognized a gain on extinguishment of debt of approximately $1,040,400, before income tax, in connection therewith.

Unrealized Gains (Losses) on Investment in Unconsolidated Entities

For the nine months ended December 31, 2021, net unrealized gains, before income tax, in connection with our investment in equity instruments of unconsolidated entities were $3.3 million. See Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements for more details.

Foreign Currency Losses and Other Non-operating Expenses, net

For the nine months ended December 31, 2021, foreign currency losses and other non-operating expenses (including foreign currency transaction losses of $249,484, equity in losses of unconsolidated affiliates of $59,629 and litigation settlements of $26,050) were $335,163. For the nine months ended January 31, 2021, consolidated other non-operating expenses (including litigation settlements) were $154,726, including a loss of $134,726 from the settlement of legal claims and related legal expenses, and loss on impairment of investments of $20,000

Provision for (Benefit from) Income Taxes

Income tax (benefit) provision include current and deferred income taxes for both our domestic and foreign operations. Income from our international operations is subject to taxation in the countries in which we operate.

We use the recognition and measurement provisions of the FASB ASC Topic 740, Income Taxes (“Topic 740”) to account for income taxes. The provisions of Topic 740 require a company to record a valuation allowance when the “more likely than not” criterion for realizing net deferred tax assets cannot be met. Furthermore, the weight given to the potential effect of such evidence should be commensurate with the extent to which it can be objectively verified. As a result, we reviewed the operating results, as well as all positive and negative evidence related to realization of such deferred tax assets to evaluate the need for a valuation allowance in each tax jurisdiction. In evaluating the US and South Korea markets, it was determined a valuation allowance should be placed on each market as of December 31, 2021.

During the nine months ended December 31, 2021, the Company recognized a consolidated provision for current federal income taxes of $5.2 million, including a valuation allowance of $4.5 million placed on certain deferred tax assets being carried forward or projected to reverse in future years due to the uncertainty of the Company generating sufficient taxable income in the foreseeable future to make realization probable, a consolidated deferred income tax benefit of $4.0 million, and a provision for state and local taxes of $109,241. During the nine months ended January 31, 2021, the Company recognized a deferred income tax provision of $301,410, a current federal income tax benefit of $245,759, and a provision for state and local taxes of $336,098.

Net Earnings (Loss) and Earnings (Loss) per Share

As a result of the foregoing, for the nine months ended December 31, 2021, consolidated net loss was $13.2 million, compared to $0.7 million for the nine months ended January 31, 2021. For the nine months ended December 31, 2021, diluted loss per share was $0.07, compared to $0.00 for the nine months ended January 31, 2021.

Liquidity and Capital Resources

We broadly define liquidity as our ability to generate sufficient cash, from internal and external sources, to meet our obligations and commitments. We believe that, for this purpose, liquidity cannot be considered separately from capital resources.

Working Capital

Consolidated working capital (total current assets minus total current liabilities) was $18.1 million and $3.5 million as of December 31, 2021, and March 31, 2021, respectively.

As of December 31, 2021, consolidated cash and cash equivalents were $19.8 million. Based upon the current level of operations and anticipated investments necessary to grow our business, we believe that existing cash balances and anticipated funds from operations will likely be sufficient to meet our working capital requirements over the next 12 months.

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

The following table summarizes our cash flow activities for the nine months ended December 31, 2021, compared to the nine months ended January 31, 2021:

	Nine Months Ended
	December 31, 2021	January 31, 2021	Increase (Decrease)
Net cash used in operating activities	$(13,178,848)	$(5,183,072)	$7,995,776
Net cash used in investing activities	(12,213,306)	(862,267)	11,351,039
Net cash provided by financing activities	33,073,607	3,163,396	29,910,211
Impact of currency rate changes in cash	(45,331)	-	45,331
Net increase (decrease) in cash and cash equivalents	$7,636,122	$(2,881,943)	$10,518,065

Net Cash Used in Operating Activities

For the nine months ended December 31, 2021, net cash used in operating activities was $13.2 million, compared to $5.2 million for the nine months ended January 31, 2021. The $8.0 million increase was due to a decrease in profitability of $15.6 million, excluding non-cash items, such as depreciation and amortization, stock-based compensation expense, provision for obsolete inventory losses, amortization of debt discount, losses on impairment of investments in unconsolidated entities and a note receivable, and estimated settlement liability. This change was partially offset by net changes in operating assets and liabilities of $7.6 million.

Net Cash Used in Investing Activities

For the nine months ended December 31, 2021, net cash used in investing activities was $12.2 million, compared to $862,267 for the nine months ended January 31, 2021. The $11.4 million increase was primarily due to higher capital expenditures (including the December 2021 purchase of our Lindon, Utah building) and capitalizable costs related to ongoing upgrades to our information technology systems of $8.2 million, higher payments for acquisitions of $2.9 million and lower net collections of notes receivable of $211,736.

Net Cash Provided by Financing Activities

For the nine months ended December 31, 2021, net cash provided by financing activities was $33.1 million, compared to $3.2 million for the nine months ended January 31, 2021. The $29.9 million increase was mainly due to higher net proceeds ($29.0 million) from borrowings under short-term financing arrangements and/or convertible promissory notes (including borrowings from DSSI in the nine months ended December 31, 2021) and lower repurchases of common stock of $899,500.

Impact of currency rate changes in cash

Prior to April 1, 2021, substantially all consolidated net sales were denominated in U.S. dollars. Effective April 1, 2021, the Company’s consolidated financial statements reflect the operation of our wholly owned subsidiaries operating in the Asia Pacific region. See Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements contained elsewhere in this Quarterly Report for information about our translation of foreign currency financial statements.

Legal Proceedings

The information contained in Note 14, Commitments and Contingencies, of the Notes to Unaudited Condensed Consolidated Financial Statements located elsewhere in this Quarterly Report is incorporated herein by reference.

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

Recent Issuances of Equity Securities

Common Stock

During the nine months ended December 31, 2021:

●	Sharing Services issued to DSSI 27,000,000 shares of its Class A Common Stock, including 15,000,000 shares in payment of the loan origination fee discussed below and 12,000,000 shares in prepayment of interest for the first year in connection with the related party loan discussed below,

●	Sharing Services and DSSI entered into a Stock Purchase and Share Subscription Agreement pursuant to which DSSI invested $3,000,000 in the Company in exchange for an aggregate of 50,000,000 shares of Class A Common Stock,

●	Sharing Services issued 10,000 shares of its Class A Common Stock upon the conversion of 10,000 shares of its Series C preferred stock, and

●	Sharing Services issued, in the aggregate, 1,813,200 shares of its Class A Common Stock in connection with the exercise of stock warrants by its employees and/or independent distributors.

Short-term Borrowings and Convertible Notes

Borrowing Under Financing Arrangements (Note Payable)

In May 2020, Sharing Services was granted a loan (the “PPP Loan”) by a commercial bank in the amount of $1.0 million, pursuant to the Paycheck Protection Program features of the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”). The Company’s borrowings under the PPP Loan were eligible for loan forgiveness under the provisions of the CARES Act. In June 2021, the Company was formally notified by the lender that the Company’s obligations under the loan have been forgiven effective May 25, 2021. See Note 1, Description of Operations and Basis of Presentation – Note Payable, of the Notes to Unaudited Condensed Consolidated Financial Statements contained elsewhere in this Quarterly Report for more information about the PPP Loan.

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

HWH International, Inc.

In October 2017, Sharing Services issued a Convertible Promissory Note in the principal amount of $50,000 (the “Note”) to HWH International, Inc (“HWH” or the “Holder”). HWH is affiliated with Heng Fai Ambrose Chan, who became a Director of the Company in April 2020. The Note is convertible into 333,333 shares of the Company’s Common Stock. Concurrent with issuance of the Note, the Company issued to HWH a detachable stock warrant to purchase up to an additional 333,333 shares of the Company’s Common Stock, at an exercise price of $0.15 per share. Under the terms of the Note and the detachable stock warrant, the Holder is entitled to certain financing rights. If the Company enters into more favorable transactions with a third-party investor, it must notify the Holder and may have to amend and restate the Note and the detachable stock warrant to be identical. As of the date of this Quarterly Report, the Company and HWH are jointly reviewing the Note and the detachable stock warrant. The number of shares that HWH may acquire upon conversion of the HWH Note and exercise of the detachable stock warrant may be greater than the amounts described in this paragraph, depending on the results of such review.

Convertible Note Payable, Other

As of December 31, 2021, convertible notes payable also include a note in the amount of $100,000 held by an unaffiliated lender. As of the date of this Quarterly Report, the Company and the holder of the note are discussing options for the note holder to convert a portion of the note and for the Company to settle the remainder of the note. The Company intends to conclude these discussions and to settle the April 2018 Note in the foreseeable future. See Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements contained elsewhere in this Quarterly Report for more information.

Capital Requirements

During the nine months ended December 31, 2021, consolidated capital expenditures included $8.9 million related to our purchase of the Lindon, Utah building in December 2021 and $219,977 for other property and equipment (consisting of furniture and fixtures, computer equipment and software, other office equipment and leasehold improvements) in the ordinary course of our business.

Contractual Obligations

There were no material changes to contractual cash obligations during the nine months ended December 31, 2021, except for (a) the issuance of the $30.0 million convertible promissory note in favor of Decentralized Sharing Systems, Inc. in connection with the related-party loan discussed above and (b) the May 2021 forgiveness of the PPP loan obligation under the CARES Act as discussed above.

Off-Balance Sheet Financing Arrangements

As of December 31, 2021, we had no off-balance sheet financing arrangements.

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

Accounting Changes and Recent Accounting Pronouncements

For discussion of accounting changes and recent accounting pronouncements, see Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements contained elsewhere in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company is a Smaller Reporting Company, as defined in Rule 12b-2 of the Exchange Act, and, accordingly, is not required to provide the information called for by this Item.

Item 4. Controls and Procedures.

Controls Evaluation and Related CEO and CFO Certifications. Our management, with the participation of our principal executive officer (“CEO”) and principal financial officer (“CFO”), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021.

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

Conclusions regarding Disclosure Controls. Based upon the aforementioned evaluation of our disclosure controls and procedures, our CEO and CFO concluded that, as of December 31, 2021, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. During our most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information contained in Note 14, Commitments and Contingencies, of the Notes to Unaudited Condensed Consolidated Financial Statements located elsewhere in this Quarterly Report is incorporated herein by reference.

Item 1A. Risk Factors.

The factors contained in ITEM 1A, — “Risk Factors” in our Transition Report on Form 10-K for the transition period ended March 31, 2021, are incorporated herein by reference.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

(a) Unregistered Sales of Securities

In the three months ended December 31, 2021, Company issued to its employees 1,500,000 shares of its Class A Common Stock in connection with the exercise of employee stock warrants. Proceeds from such exercise of stock warrants were used for general operations.

In the three months ended December 31, 2021, the Company issued to DSSI an aggregate of 50,000,000 shares of Class A Common Stock in exchange for $3.0 million in cash. Proceeds from such stock issuance were used for general operations.

In connection with the transactions described in the two preceding paragraphs, no underwriters were involved, and the issuances were made in reliance on the exemption from the registration requirements of the Securities Act provided under Section 4(a)(2) thereof.

(b) Not applicable

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

Item 3. Defaults Upon Senior Securities.

(a) Not applicable

(b) Not applicable

Item 4. Mining Safety Disclosures.

Not applicable

Item 5. Other Information.

On December 8, 2021, Sharing Services, through one of its subsidiaries, purchased an office building in Lindon, Utah for $8,942,640. In connection therewith, Alset Title Company, Inc., a subsidiary of DSS, issued an Owner’s Title Insurance Policy in favor of Sharing Services and acted as escrow and closing agent for the transaction. DSS, together with its subsidiaries, is a majority shareholder of the Company.

Item 6. Exhibits.

The following exhibits are filed as part of this Quarterly Report unless otherwise indicated:

3.1	Second Amended and Restated Articles of Incorporation of Sharing Services Global Corporation, which is incorporated herein by reference from Exhibit A to the Company’s 2021 Proxy Statement on Schedule 14A filed on July 14, 2021

3.2	Bylaws of Sharing Services Global Corporation, which is incorporated herein by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 24, 2019

4.1	Certificate of Designation of Series A Preferred Stock, which is incorporated herein by reference from Exhibit 3.1.2 to the Company’s Current Report on Form 8-K filed on May 8, 2017

4.2	Certificate of Designation of Series C Preferred Stock, which is incorporated herein by reference from Exhibit 3.1.4 to the Company’s Current Report on Form 8-K filed on May 8, 2017

4.3	Convertible Promissory Note dated April 13, 2018, issued by Sharing Service, Inc. in favor of RB Capital Partners, Inc., which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on April 19, 2018

4.4	Convertible Promissory Note dated April 5, 2021, issued by Sharing Service Global Corporation in favor of Decentralized Sharing Systems, Inc., which is incorporated herein by reference from Exhibit 1.2 to the Company’s Current Report on Form 8-K filed on April 9, 2021

4.5	Warrant to Purchase Shares of Sharing Services Global Corporation’s Class A Common Stock issued to Decentralized Sharing Systems, Inc., which is incorporated herein by reference from Exhibit 1.3 to the Company’s Current Report on Form 8-K filed on April 9, 2021

10.1	Amended and Restated Executive Employment Agreement effective as of May 16, 2019, between John “JT” Thatch and Sharing Service Global Corporation, which is incorporated herein by reference from Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on March 12, 2020

10.2	Multi-Party Settlement Agreement, effective as of February 28, 2020, by and between Sharing Services Global Corporation and relevant subsidiaries, Robert Oblon, Jordan Brock, certain officers and directors of Sharing Services Global Corporation, and certain other corporate parties, which is incorporated herein by reference from Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on July 8, 2020

10.3	U. S. Small Business Administration Note dated May 13, 2020, issued by Sharing Services Global Corporation in favor of Prosperity Bank, which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on May 18, 2020

10.4	Securities Purchase Agreement dated as of April 5, 2021, by and among Sharing Service Global Corporation and Decentralized Sharing Systems, Inc., which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on April 9, 2021

10.5	Form of Distributor Agreement of The Happy Co., which is incorporated herein by reference from Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021, filed on June 10, 2021

10.6	2021 The Happy Co. Brand Partner Compensation Plan, which is incorporated herein by reference from Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021, filed on June 10, 2021

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101	The following financial information from our Quarterly Report on Form 10-Q for the three months ended December 31, 2021, and January 31, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss; (iii) the Condensed Consolidated Statements of Cash Flows and (iv) Condensed Consolidated Statements of Stockholders’ Equity *

*Included herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHARING SERVICES GLOBAL CORPORATION
(Registrant)
Date: February 11, 2022
	By:	/s/ John Thatch
John Thatch
President, Chief Executive Officer and Vice Chairman of the Board of Directors
(Principal Executive Officer)

Date: February 11, 2022
	By:	/s/ Anthony S. Chan
Anthony S. Chan
Chief Financial Officer
(Principal Financial Officer)

