Form 10-K
period 2022-03-31
SHARING SERVICES GLOBAL Corp
filed 2022-06-21
CIK 1644488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended MARCH 31, 2022

-OR-

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined under Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES ☐ NO ☒

As of October 31, 2021, the aggregate market value of the registrant’s voting and non-voting Common Stock held by non-affiliates of the registrant, based on the closing price for the registrant’s Common Stock, was $4,370,560. As of June 10, 2022, there were 288,923,969 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement related to the registrant’s 2022 Annual Meeting of Stockholders are incorporated into Part III of this Annual Report by reference where so indicated.

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

iii

PART I

ITEM 1. BUSINESS.

Sharing Services Global Corporation (“Sharing Services”) and its subsidiaries (collectively, the “Company”) aim to build shareholder value by developing or investing in innovative emerging businesses and technologies that augment the Company’s products and services portfolio, business competencies, and geographic reach.

In March 2021, Sharing Services changed its fiscal year-end from a fiscal year ending on April 30th to a fiscal year ending on March 31st. In connection with this change, the Company decided not to restate the information reported for prior accounting periods, because: (a) the Company’s businesses are not inherently seasonal, (b) the change in fiscal years did not otherwise materially distort comparability of the Company’s results of operations and cash flows, and (c) the cost to restate the data reported for prior periods outweighs the usefulness of such restated data. Accordingly, the consolidated financial statements included herein reflect the results of operations and cash flows for the fiscal year ended March 31, 2022 (365 days) compared to the eleven months ended March 31, 2021 (335 days). The Company’s Common Stock is traded, under the symbol “SHRG,” in the OTCQB Market, an over-the-counter trading platforms market operated by OTC Markets Group Inc.

Our History

Sharing Services was originally incorporated under the name Sharing Services, Inc. on April 24, 2015. In December 2017, the Company, through its U.S.-based subsidiaries, launched its Elevate brand of health and wellness products.

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

In June 2021, the Company expanded its geographical footprint, and through its wholly owned subsidiary, commenced operations in the Republic of Korea (South Korea).

Strategic Growth Initiatives

The Company intends to grow its business by pursuing a multipronged growth strategy, that includes: (a) expanding its product offerings, both within the health and wellness category and in new product categories, (b) expanding its direct-to consumer geographic footprint (primarily in Asia), and (c) launching its membership-based consumer travel products line worldwide. This growth strategy may also include the use of strategic acquisitions of businesses that augment the Company’s product and services portfolio, business competencies and geographic reach.

Key Global Industry and Business Trends

We believe the following industry and business trends will provide opportunities for the Company to grow its business in a sustained manner in the future:

●	The Global direct selling industry is strong. According to the World Federation of Direct Selling Associations (“WFDSA”), worldwide industry sales exceeded $179 billion in 2020, with the Americas and Asia accounting for more than $141 billion in sales.

●	Global interest in direct selling is strong. According to the WFDSA, the worldwide direct selling industry salesforce has grown from 114 million in 2016 to 125 million in 2020, an increase of 10%.

●	The U.S. direct selling industry is growing strongly. For example, total industry sales in the U.S. grew from $28.6 billion in 2010 to $40.1 billion in 2020, an increase of 40%, according to the U.S.-based Direct Selling Association (“DSA”).

●	Interest in direct selling in the U.S. has grown in recent years. The number of direct sellers in the U.S. grew from 6.2 million in 2018 to 7.7 million in 2020, an increase of 24%, according to the DSA.

●	Consumer attitudes to direct selling continue to be favorable. The results of a consumer attitude survey released by the DSA show that 80% of consumers consistently gave the direct selling industry a positive rating during the past 10 years.

●	The level of interest in the direct selling industry is high among younger sectors of the population. Over 70% of the people involved in direct selling, in the U.S. and worldwide, were between the ages of 20 and 54, according to the WFDSA and the DSA. By comparison, the U.S. Census Bureau estimates that persons in this age group make up about 46% of the overall 2020 U.S. population.

●	Participation in the industry by women is high. For example, women made up approximately 74% of the people involved in direct selling in 2020, in the U.S. and worldwide, according to the WFDSA and the DSA. By comparison, the U.S. Census Bureau estimates that women make up about 51% of the overall 2020 U.S. population.

●	Wellness products are the largest sector in the industry. Wellness products (such as our Elevate product line), accounted for over 36% of the industry’s sales in 2020, in the U.S. and worldwide, according to the WFDSA and the DSA.

●	The initial costs and business risks in direct selling are relatively lower. According to “2020 Consumer Attitudes & Entrepreneurship Study,” published by the DSA, the required start-up costs and business risks associated with direct selling in the U.S. are lower than those for most competing entrepreneurial business opportunities.

Business Segments, Geographic Area Information and Seasonality

The Company currently operates in two business segments: (a) the sale of health and wellness products through an independent sales force and (b) the sale of other products and services, including third-party skincare products, and services sold on a subscription basis. During the fiscal years ended March 31, 2022, and 2021, substantially all and approximately 97%, respectively, of the Company’s consolidated sales were from its health and wellness products.

During the fiscal years ended March 31, 2022, and 2021, 87% and 94%, respectively, of the Company’s consolidated sales were made to customers and independent contractor distributors located in the United States (the “U.S.”). See Note 19 - “BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION” of the Notes to Consolidated Financial Statements contained in Item 8 — “Financial Statements and Supplementary Data” of this Annual Report for more details.

While the Company’s business generally is not highly seasonal, sales activity is normally slower during November and December, when many customers and independent contractor distributors in the U.S. traditionally take a holiday break.

Competition

The health and wellness products industry is highly competitive and growing, and there are few barriers to entering the industry. Our competitors include a wide range of retailers, including traditional retail stores that offer their products in “brick and mortar” outlets and/or online, and e-commerce-based retailers. These retailers include, among other, CVS Health Corporation (Pharmacies), GNC Holdings (a specialty retailer), Target Corporation, The Vitamin Shoppe, Walgreens Boots Alliance (Pharmacies) and Walmart.

The direct selling industry is highly fragmented and competitive, and there are few barriers to entering the industry. We compete with other direct selling businesses, including many that have a longer operating history, higher visibility and name recognition, and more financial resources than we do. Among others, these network marketing companies include Amway Corporation, Avon Products, Herbalife Nutrition, Mary Kay, Nature’s Sunshine Products, The Body Shop, Nu Skin Enterprises and Youngevity International.

We compete in these marketplaces by emphasizing differentiators such as our access to exclusive products and ingredients, the quality and efficacy of our product offerings, the reliability and convenience of our distribution system, and a personalized customer service experience. We offer products and services that aim to improve the health and happiness of our customers and distributors. In addition, our direct selling business model, provides our independent contractor distributors the opportunity to build wealth by growing and operating of their own distribution business.

We also compete with other direct selling organizations in our efforts to attract and retain our independent contractor distributors by emphasizing the strengths of our product line, entrepreneurship and leadership training, a comprehensive sales compensation plan, a strong marketing focus, positive corporate values, and strong management leadership.

Competitive Strengths

We believe the following competitive strengths differentiate us from our competitors and will help drive our future growth:

●	A strong management team consisting of senior and middle management professionals with significant direct selling industry and global business experience.

●	A strong financial foundation, including cash and cash equivalents of $17.0 million and $12.1 million as of March 31, 2022, and 2021, respectively.

●	An exclusive line of Nootropic products sourced through one or more exclusive strategic partnerships and not available through traditional sales channels.

●	Best in class marketing process that focuses on the nutritional value and/or other health benefits of our health and wellness products.

●	Our ability to offer our industry-exclusive brands directly to consumers using a friendly, highly trained entrepreneurial sales force.

●	Our 30-day, “full customer satisfaction or your money back” product return policy.

International Reach

During our fiscal year ended March 31, 2022, sales to customers and independent contractor distributors located in the U.S. accounted for approximately 87% of consolidated sales and sales to customers located in Korea were approximately 5%. In addition, the Company distributes its products from the U.S. to customers located in Canada, Australia, New Zealand and other countries.

In June 2021, the Company, through its wholly owned subsidiary, commenced operations in the Republic of Korea (South Korea). During our fiscal year ended March 31, 2022, 95% of our sales were denominated in U.S. dollars. Prior to our fiscal year ended March 31, 2022, substantially all the Company’s sales to customers were denominated in U.S. dollars.

Our Health and Wellness Product Line

The Company launched its current health and wellness product line, under the name Elevate, in 2017. In 2021, we rebranded our products under The Happy Co trademark. The Company’s health and wellness product line consists of Nootropics, natural products aimed at improving the health and happiness of its customers and distributors. We aim to grow health and wellness product offerings by developing, acquiring, and introducing new products and services. In each of the fiscal years ended March 31, 2022, and 2021, substantially all and approximately 97%, respectively, of the Company’s consolidated sales were from its health and wellness products.

Key Products

We purchase our proprietary and non-proprietary products from independent formulators and manufacturers who specialize in wellness and skincare products. We take pride in our commitment to offer the finest products in the industry, including, but not limited to:

Health & Wellness Products

Elevate MAX® Happy Coffee – A delicious 100% Arabica coffee drink with a combination of at least five powerful mood-enhancing ingredients and a non-stimulant thermogenic agent, p-synephrine, known to increase the breakdown of fats. When combined with XanthoMax®, Elevate MAX® coffee completes the set of four hormones that are associated with happiness.

XanthoMax® Happy Caps – An encapsulated wellness supplement designed to deliver Xanthohumol, a powerful antioxidant, and Turmeric. Xanthohumol is a natural ingredient that helps the body release elevated amounts of Oxytocin, commonly referred to as the “hormone of happiness.” When combined with any of the Company’s functional beverages XanthoMax® completes the set of four hormones that are associated with happiness.

Elevate NITRO® Bold Coffee – A delicious 100% Colombian Arabica coffee drink that blooms with a bold, aromatic body and promotes energy, focus, motivation and muscle-pumping nitric oxide using naturally extracted polyphenols. When combined with XanthoMax®, Elevate NITRO® coffee completes the set of four hormones that are associated with happiness.

Elevate Smart Coffee™ - A delicious micro-ground, functional coffee drink that contains a proprietary blend of Nootropic ingredients designed to assist with mental clarity, memory and energy. This beverage provides neuro-transmitter hormone creators for three of the hormones associated with happiness. When combined with XanthoMax®, Elevate Smart Coffee™ completes the set of four hormones that are associated with happiness.

KetoCre® Keto Creamer- A delicious Ketogenic creamer designed to support a healthy Keto diet, and a great addition to any weight management program.

Choclevate® Happy Chocolate – A delicious, Nootropic-infused hot chocolate drink designed to assist in the elevation of mood, mental focus and energy. A unique combination of natural nootropics delivers the kind of “happy” that doesn’t stop after the delicious taste goes away. When combined with XanthoMax®, Choclevate® completes the set of four hormones that are associated with happiness.

Elevate ZEST® Happy + Lemonade – A refreshing, potent Nootropic blend with a smooth lemonade twist and a proprietary blend of natural Nootropic ingredients designed to assist with mental clarity, memory, and energy. When combined with XanthoMax®, Elevate ZEST® completes the set of four hormones that are associated with happiness.

ElevaciTea® Georgia Peach – A flavorful, Southern-style tea that delivers natural Georgia Peach flavor in every sip. ElevaciTea® Georgia Peach is a perfect afternoon pick-me-up with a proprietary blend of Nootropic ingredients designed to assist with mental clarity, memory, and energy.

ElevaciTea® Vanilla Chai – A flavorful afternoon pick-me-up, ElevaciTea® Vanilla Chai is a creamy, spiced black tea with a proprietary blend of Nootropic ingredients designed to assist with mental clarity, memory, and energy.

Fit & Happy Shake™ – A high-protein, delicious instant shake available in two flavors: vanilla and mocha. Fit & Happy Shake™ combines vitamins with pre and probiotics and is a great way to optimize your weight management regiment.

All-in-One Happy Shake™ – A “birthday cake” flavored shake that combines nutrient-dense fruit and veggies with high-quality protein, antioxidants and plant fiber. This Keto-friendly shake has everything you need to feel great and complement your weight loss regiment.

Optimal Probiotic 8™ – A healthy dietary supplement containing eight different strains of beneficial probiotics, prebiotics and postbiotics. A healthy microbiome is essential for weight loss, good mood, deep sleep, productive energy, healthy skin, and a balanced immune system.

Extreme Energy Patch™ – An easy application patch designed to sustain a clear, focused stream of energy throughout the day.

Skincare Products

Age-Defying Intensive Repair Serum™ - An age-defying serum that can help you restore the appearance of healthy and glowing skin. Our proprietary Synchronized Peptide ComplexTM has been stabilized through a patented process to deliver outstanding results. This potent serum locks in moisture to help restore the skin’s youthful look.

Ultimate Revitalizing Cream™ - A rich, anti-aging cream that helps illuminate and firm up the skin. Our proprietary Synchronized Peptide ComplexTM has been stabilized through a patented process to deliver outstanding results. This luxurious cream helps the skin retain moisture and improve skin texture, for a firm and radiant looking skin.

Sales and Marketing

We rely on a direct selling model consisting of independent contractor distributors and on customer referrals to promote and sell a majority of our products. We believe this is an effective selling model since our independent contractor distributors can educate consumers about our products in person, provide testimonials, and provide higher levels of customer support, compared to more traditional selling models. The Company also markets and sells its products and services using its proprietary websites, including: www.elevacity.com and www.thehappyco.com.

We provide support to our independent contractor distributors with marketing content, websites, events, and technology. We offer our products online and provide our independent distributors with a virtual online Back Office website. This website is where independent distributors can manage, monitor, and operate their businesses 24 hours a day from any location. In addition, we actively communicate with our independent distributors about new products, price changes, policy changes, recruiting opportunities, sales promotions, and other important matters via electronic mail, by phone and during our sales conventions. Sales conventions are currently held once or twice a year and are attended or viewed digitally by a significant number of our current independent distributors and prospective independent distributors. Each sales convention includes the participation of one or more key personalities, including social media influencers, engaged in promoting our products and services. In addition, each sales convention is attended by members of our executive team, providing an opportunity for our sales force to learn about new business initiatives, new products, and other matters relevant to their businesses.

As part of our efforts to protect our customers, distributors, employees, and other business partners during the recent COVID pandemic, in 2020, the Company transitioned its sales conventions to a digital format only. In 2022, the Company resumed holding in-person sales events and conventions when it is safe to do so. The Company anticipates resuming the use of all sales conventions in person in the foreseeable future, as the threat of the health emergency fully subsides.

Product Distribution

Currently, distribution and delivery of our products in the U.S., Canada, and the southern Pacific region is handled primarily by our distribution center in Addison, Texas. On the other hand, sales, distribution, and delivery of our products in Asia is handled by our South Korean subsidiary.

We intend to grow, in part, by also offering and distributing our products to customers in additional geographic areas outside the U.S. As product sales reach critical mass levels, we anticipate expanding distribution of our products by facilities, including facilities operated by independent logistics partners, located outside the U..S.

Retail Customers and Independent Contractor Distributors

The Company distributes its products through two distribution channels: (1) sales to our retail customers – consumers that buy our products from a distributor or through one of our websites, for personal use and (2) sales to our independent contractor distributors that buy product for resale or for personal use. The Company’s goal is to monitor and grow both sales channels using different strategies. To grow our retail customer base, we offer high-quality, unique products. Our strategy for growing our sales force of independent distributors includes providing a meaningful business opportunity to them, a competitive sales compensation plan, sales incentives, and volume-based bonuses, as further discussed below.

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

Distributor Agreement and Compensation

Our distributors are independent contractors, and the Company does not direct or control their efforts. However, the Company requires its distributors to abide by its policies and procedures, and to comply with all applicable laws and regulations. To become a distributor an individual must affirmatively accept our standard Distributor Agreement as well as our Distributor Policies and Procedures. These documents govern the relationship between the Company and each independent distributor. The Distributor Policies and Procedures outline the scope of permissible marketing activities, and the Distributor Agreement defines the relationship between the distributor and the Company. Our policies and procedures require that our distributors present our products, as well as the business opportunity, both ethically and professionally.

We believe that our compensation plan offers our independent distributors an exciting and effective way to earn commissions. All our distributors can earn commissions when they sell our products to their retail customers or their downline independent distributors. Additionally, they can earn commissions when their own personally sponsored distributors (or downline) sell products to end users. There is no limit as to the number of personally enrolled distributors or retail customers that an independent distributor may have.

Each distributor begins by purchasing a VBS. The VBS includes the training and basic marketing materials which better enables our sales force to sell our products and build their organization. No commissions or bonuses are paid for enrolling other distributors.

Additionally, each month, our top producing distributors may also earn commission based on the sales levels achieved by such distributor and his/her downline. This bonus commission is designed to compensate them for mentoring, training, and developing the distributors in their downline.

The Company’s compensation plan is designed to promote customer acquisition and retention. The Company provides a back-office website for our independent distributors to use in their ecommerce sales, but an affiliate may also sell directly to their customers.

We rely upon our independent distributors to create customer demand and sales. We believe our plan is successful in helping to attract and motivate our sales force and key industry leaders. Please see ITEM 1A. – “RISK FACTORS” – “The dependence of some of our subsidiaries upon a direct selling business model to sell our products, and the highly competitive and dynamic nature of the direct selling industry” and “Our subsidiaries’ ability to attract and retain independent distributors; the ability of a distributor to successfully perform his or her role; and the potential adverse impact of the loss of a high-level distributor or a significant number of distributors for causes out of our subsidiaries’ control” below for more information.

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

Trademarks and Other Intellectual Property

We have obtained 22 trademark registrations issued by the United States Patent and Trademark Office. We anticipate obtaining additional U.S. trademark registrations in the future, in connection with the 34 applications presently pending.

In addition, we intend to file for trademark protection in jurisdictions outside the U.S. where we market and distribute or intend to market and distribute our products, including, among others, in Canada, Australia, New Zealand, South Korea, Singapore, Malaysia, Japan, Thailand, and the Philippines. Trademark protection is increasingly important to our growing business.

Several of our products are manufactured under formulations and processes owned by some of our key vendors. Some of our key vendors have registered or applied for patent registrations to maintain exclusivity over the ingredients, formulation and processes, and the integrated products they supply to us. Such potential patents, the underlying ingredients, formulation and processes, and integrated products are material to the Company’s business. The Company reserves the right to join in any future actions to defend against any infringement on such patents that could adversely affect the products the Company sells. If our vendors and us were unsuccessful in protecting such intellectual property rights, this could have a material adverse effect on our business. Please see ITEM 1A. – “RISK FACTORS” – “Our dependence on one supplier for a substantial portion of the products we sell and the potential for material disruptions in our supply chain or potential increases in the prices of the products we purchase beyond what we can pass along to our customers” below for more information.

To protect our own intellectual property and proprietary processes that are material to the long-term health and profitability of the Company, we maintain disciplined business practices to manage trade secrets and use various forms of confidentiality and non-disclosure agreements. We consider trademark protection to be very important to our business and utilize an internal compliance team to closely monitor the usage of our intellectual property. Please see ITEM 1A. – “RISK FACTORS” – “The success of our efforts to register our trademarks and to protect certain intellectual property rights” below for more information.

Strategic Supply Chain Partnerships

We strive to maintain positive relationships with key business partners to ensure the continuous manufacturing, supply, and quality of our products. In the fiscal year ended March 31, 2022, and 2021, product purchases from one supplier accounted for 64% and 99%, respectively, of our product purchases. Please see ITEM 1A. – “RISK FACTORS” – “Our dependence on one supplier for a substantial portion of the products we sell and the potential for material disruptions in our supply chain or potential increases in the prices of the products we purchase beyond what we can pass along to our customers.”

We intend to grow, in part, by also offering and distributing our products to customers in geographic areas outside the U.S. As product sales reach critical mass levels, we anticipate expanding manufacturing and distribution of our products by facilities, including facilities operated by independent logistics partners, located outside the U.S.

Regulatory Environment

Our business is regulated by various federal, state, and local governmental agencies in the U.S. and by similar agencies in Canada and other jurisdictions in which we market and sell our products. These laws and regulations are related to: (a) the manufacturing, labeling, distribution, and sale of our products; (b) product claims and advertising; and (c) our network marketing program.

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

Regulation of Personal Care and Nutritional Food Products

Personal care and nutritional food products (including the products we sell) and certain related marketing and advertising practices are subject to governmental regulation by various federal, state, and local government agencies and other authorities in the U.S., Canada, and other jurisdictions where we market and distribute or intend to market and distribute our products in the future. These agencies and authorities include the U.S. Food and Drug Administration (the “FDA”), the FTC, the Consumer Product Safety Commission, the U.S. Department of Agriculture, and various similar state and Canadian regulatory agencies. To date, we have not experienced any governmental actions related to health or safety, or food and drug regulations regarding our products.

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

The FTC, which enforces consumer protection laws regarding truth in advertising, and similar state and foreign agencies regulate how we advertise and market our products. The U.S. Consumer Product Safety Commission, and similar state and foreign agencies, seek to protect the public from unreasonable risks of injuries or death associated with consumer products. In the U.S., Canada and other jurisdictions where we operate, our products are also subject to laws and regulations concerning product formulation, labeling and packaging. These laws and regulations often require us to, among other things, conform product labeling to local language and content description requirements, register or qualify the products with the applicable government authorities, or obtain approvals or file required notifications prior to marketing such products within certain jurisdictions. Many of the jurisdictions where we operate also regulate product capability claims and advertising content. These regulations control the type of claims and representations that can be made regarding the capabilities of products. For example, in the United States, it is unlawful to make claims that nutritional supplements will help diagnose, cure, mitigate, treat, or prevent disease. Please see ITEM 1A. – “RISK FACTORS” – “Our ability to comply with current consumer product laws and regulations or our becoming subject to new or more stringent consumer product laws and regulations in the future” below for more information.

Employees

As of March 31, 2022, and 2021, the Company employed 68 and 76 persons, respectively, as follows:

Location	2022	2021
United States	58	68
Asia	10	8
Total	68	76

The amounts above do not include the Company’s approximately 13,000 distributors who are independent contractors. Our employees are not represented by labor unions. We believe that our relationship with our employees is positive, and we do not expect a shortage in qualified personnel to continue our business growth.

Access to Public Filings

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to such reports, are available to any person, without charge, upon written request to our Investor Relations Department at 1700 Coit Road, Suite 290, Plano, Texas 75075. You may also access copies of such reports, and other information about the Company, by visiting our corporate website: www.shrginc.com.

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

A - Risks Associated with the Direct Selling Business Model:

The dependence of some of our subsidiaries upon a direct selling business model to sell our products, and the highly competitive and dynamic nature of the direct selling industry.

Our subsidiaries operating in the direct selling industry market and distribute our products and services through a sales force of independent contractor distributors. The distribution of our products and services depends upon their continued efforts to recruit, train, and retain qualified and effective independent distributors. The success of their efforts to recruit and retain distributors may be affected by the competitive environment among direct-to-consumer companies, the conditions of the general labor market, including levels of employment, the occurrence of demographic and cultural changes in the workforce, and the extent to which their brand is recognized in the geographies in which they operate. There can be no assurance that our subsidiaries will be successful in recruiting and retaining enough independent distributors to grow their business worldwide.

The direct selling industry worldwide is highly competitive and dynamic, and generally there are few barriers to entering the industry. In addition, the sale of health and wellness products by direct selling industry participants, online resellers, and others is highly competitive. There are several companies, including many with more resources than the Company, that offer competing health and wellness products. The primary competitive factors for health and wellness products are (a) price; (b) the quality, perceived value, brand recognition and package appeal of the product; (c) the skills and effectiveness of the independent distributor and customer service staff interacting with the customer or potential customer; and (d) the continuous availability of enough product to fulfill orders promptly. There can be no assurance that our subsidiaries will remain competitive or that competition in the industry will not intensify.

If our subsidiaries do not remain competitive and promptly and effectively respond to increased competition, including competition for independent distributors, and to marketplace changes in the future, future sales of our products and services could decline. This could have a material adverse effect on our consolidated financial condition, results of operations and cash flows.

Our subsidiaries’ ability to attract and retain independent distributors; the ability of a distributor to successfully perform his or her role; and the potential adverse impact of the loss of a high-level distributor or a significant number of distributors for causes out of our subsidiaries’ control.

Our subsidiaries operating in the direct selling industry depend on the skills and marketability of their independent distributors to promote their brand and to market and distribute our products and services. The direct selling industry generally experiences a relatively high rate of salesforce turnover and is very competitive. The success of our subsidiaries’ efforts to recruit and retain distributors may be affected by the competitive environment among direct-to-consumer companies, the conditions of the general labor market, including levels of employment, the occurrence of demographic and cultural changes in the workforce, and the extent to which our subsidiaries’ brand is recognized in the geographies in which they operate. Our subsidiaries’ inability to attract and retain qualified distributors in the future, the inability or failure of a distributor to fulfill his or her role, including his or her role to comply with all laws and regulations applicable to direct-to-consumer sales activities, the ineffectiveness of a distributor as a spokesperson for our subsidiaries’ brand and products, or the loss of a high-level distributor or a significant number of distributors for causes out of their control may adversely affect future sales of our products and services. This could have a material adverse effect on our consolidated financial condition, results of operations and cash flows.

Changes to our subsidiaries’ sales compensation plan could be negatively perceived by members of their independent sales force, could fail to achieve the desired long-term goals, and could adversely impact future sales.

Some of our subsidiaries operating in the direct selling industry modify aspects of their sales compensation plan from time to time in efforts to keep their sales compensation plan competitive and attractive to their existing and future sales force, to address changing market conditions, to provide incentives that they believe will help grow their business, and to ensure conformance with evolving government regulations, among other reasons. In addition, our subsidiaries may be required to modify their sales compensation plan from time to time to comply with existing or new regulations in the future, including in response to potential governmental enforcement action. Changes to our subsidiaries’ sales compensation plan, including changes perceived to reduce sales commissions earned by their independent sales force, could be negatively received by their sales force, could fail to achieve the desired long-term goals, and could adversely impact future sales. This, in turn, could adversely affect our consolidated business, financial condition, results of operations and cash flows.

Certain of our subsidiaries may be held responsible for certain taxes or assessments relating to the activities of their independent distributors.

The success of our subsidiaries operating in the direct selling industry depends on the effective use of an independent sales force to market and distribute our products and services. Our subsidiaries’ business activities and the activities of their independent distributors are subject to various local, state, and national laws and regulations and, in some instances, governmental agencies may seek to impose on our subsidiaries an obligation to collect taxes, such as sales or value-added tax, to maintain appropriate tax records, or to otherwise ensure compliance with local, state, or national laws and regulations by their distributors. In addition, some jurisdictions may challenge a company’s classification of its distributors as independent contractors and seek to make the company pay additional compensation to its distributors or seek to make the company responsible to withhold and remit payroll and similar taxes with respect to compensation paid to its distributors or with respect to the activities of its distributors. For example, in 2020, the State of California passed legislation which seeks to expand the classification of employees. Other states and other jurisdictions where we operate, now or in the future, may pass similar laws or interpret existing laws, rules, and regulations to expand the classification of employees. Although the California legislation provides an exemption for direct sellers, such as the Company’s subsidiaries operating in the direct selling industry, there can be no assurance that other jurisdictions where we operate now or in the future will provide a similar exemption or that judicial or regulatory authorities will not assert interpretations of law that would mandate that we change our classification. In the event that any governmental agency challenges the classification of our subsidiaries’ distributors as independent contractors or otherwise seeks to make our subsidiaries responsible to withhold and remit payroll or other taxes in connection with the activities of their independent distributors, we may incur significant costs and expenses to defend us and our subsidiaries from such actions, with no assurance that we will prevail, and our subsidiaries may ultimately be held responsible for such taxes in those jurisdictions in the future. The occurrence of any of these conditions could have a material adverse effect on our consolidated business, financial condition, results of operations and cash flows.

Civil or governmental challenges to our subsidiaries’ direct selling system or independent distributor policies could harm our business.

The direct-to-consumer industry is subject to extensive governmental scrutiny, including as a result of various national, state, and local laws and regulations. For example, in the U.S., the FTC has actively warned several direct selling companies, and the industry as a whole, about certain business practices associated with direct selling and has entered into settlements with several direct selling companies that required those companies to modify their compensation plans and business models. Those settlements resulted from FTC enforcement actions involving a variety of alleged violations of consumer protection laws, including allegations of earnings potential misrepresentations and challenges about the legal validity of the distributor compensation plans and business models. Elements of the network marketing system or distributor policies of some of our subsidiaries may also be challenged by third parties, including their independent distributors, by competing direct-to-consumer companies, and by others.

In the countries where we operate, the direct selling industry relies on the implementation of distributor rules and policies designed to protect consumers, prevent inappropriate sales activities and marketing practices, and distinguish between legitimate direct selling distribution systems and unlawful pyramid schemes. We and our subsidiaries have adopted formal rules and policies that we believe are consistent with best domestic and global direct-to-consumer industry standards. The laws and regulations covering the direct selling industry, however, often involve a high level of subjectivity and are subject to judicial interpretation. Because of this, there can be no assurance that elements of our subsidiaries’ network marketing system, including representations made by their independent distributors, or elements of their distributor policies will not be challenged in civil or governmental actions, or that the application and interpretation of laws or regulations governing the direct-to-consumer industry in the future would not be harmful to our subsidiaries’ business. The occurrence of any of these conditions could have a material adverse effect on our consolidated business, financial condition, results of operations and cash flows.

B – Risks Associated with our Growing Business:

The success of our growth initiatives, including our efforts to attract new customers, build brand awareness, and expand into international areas, and our efforts to generate recurring customer orders, which we call “SmartShip” orders.

Our long-term success is dependent on our ability to achieve sustained growth. We are a developing company and had no significant sales history prior to December 2017, when our U.S.-based subsidiaries launched their Elevate health and wellness product line. During the period from December 2017 through October 2019, our consolidated sales increased at a fast pace. During the following three years, however, we have experienced sales declines or stagnation. In efforts to restore growth, in the fourth quarter of our fiscal year ended March 31, 2021, we launched a multipronged growth strategy intended to accelerate sales growth, including by: (a) expanding our product offerings in the U.S., (b) initiating operations in countries like South Korea, Singapore, Malaysia, Japan, Thailand, and the Philippines, among others, and (c) launching our previously announced membership-based consumer travel products line worldwide. In addition, we have made significant investments in developing and launching a new business brand, “The Happy Co.,” in February 2021, in the U.S. There can be no assurance that these strategic initiatives will result in the consolidated sales growth we anticipate, or any sales growth at all, which could have a material adverse effect on our consolidated business, financial condition, results of operations and cash flows.

Our ability to anticipate and effectively respond to changes in consumer preferences and buying trends in several countries in a timely manner.

Our success depends in part on our ability to anticipate, evaluate, and respond in a timely manner to changes in consumer preferences and buying trends, particularly for health and wellness products, in the countries we operate. We anticipate that continuously changing consumer preferences and buying trends will affect future worldwide demand for health and wellness products, and other consumer products and services. If we do not effectively identify and respond in a timely manner to evolving consumer preferences and buying trends, including consumer demands for health and wellness products and services, our consolidated business, financial condition, results of operations and cash flows may be adversely affected.

Our ability to maintain a positive image and brand acceptance in the dynamic, highly competitive, and sometimes unpredictable marketplace, including the impact of social media.

In recent years, there has been a significant increase in the use by businesses of social media platforms, including informal blogs, social media websites, and other forms of internet-based communications. Social media can enable a business to reach a wide selection of consumers and other targeted audiences, generally in a more cost-effective way than more traditional forms of marketing and advertising. However, negative, inaccurate, or false information about a company or the products it sells may be circulated through social media quickly and may damage a company’s reputation and business. In addition, negative, inaccurate, or false information about a company or the products it sells may be circulated through more traditional communication means. Many consumers and independent distributors of direct-to-consumer companies value readily available information and often act on such information without further investigation. The harm caused by the circulation of negative, inaccurate, or false information about a company or its products may be immediate, and opportunities to redress and correct the information may be slow and costly. If we were the victim of allegations, or the dissemination of negative, inaccurate, or false information, circulated through social media or otherwise, this could adversely impact our reputation and business and could result in the loss of independent distributors and in a decline in our future sales.

The Company also uses social media platforms, including Facebook and Instagram, to communicate with existing and prospective customers, independent distributors, vendors, and employees, and to otherwise promote its products and services. Laws and regulations intended to govern the use of the Internet and social media platforms are complex and evolving. If we, our employees, our subsidiaries’ independent distributors, or other third parties acting on our behalf were found to be in violation of any of these laws and regulations, this could result in fines and enforcement actions and adversely impact our reputation and business.

The occurrence of any of these conditions could have a material adverse effect on our consolidated business, financial condition, results of operations and cash flows.

Our dependence on one merchant processor for a material portion of our sales proceeds.

The availability of merchant processing providers willing to serve smaller companies is limited. Substantially all our credit card sales in the U.S. are processed by one merchant processor. In addition, as of March 31, 2022, and 2021, our accounts receivable balance includes $1.5 million due from a single merchant processor. Any disruption in the operations of this merchant processor, as a result of organized labor disputes, natural disasters, acts of cyberterrorism or otherwise, could disrupt or substantially decrease our cash flows from operation. If this occurred, particularly for an extended period, we may not be able to meet our obligations, including servicing our debt now or in the future. The occurrence of any of these conditions could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our long-term success depends on our ability to attract and retain talented employees and management, and to develop effective management succession plans.

As a growing business, our long-term success depends in large part on our ability to attract and retain talented employees and senior executives who have strong knowledge, experience, and managerial skills, including in the direct selling industry. From time to time, key employees may retire or otherwise leave our business, and we may experience delays or be unsuccessful in attracting and integrating the new staff required to grow and operate our business profitably. In addition, as a growing company with a relatively limited number of executives currently on staff, our ability to develop effective management succession plans is limited. Effective management succession planning is important to our long-term success because failure to effectively transfer knowledge and to complete a smooth management transition could hinder or disrupt our strategic planning initiatives and/or adversely affect future execution of those initiatives and our performance. The occurrence of any of these conditions could have a material adverse effect on our consolidated business, financial condition, results of operations and cash flows.

Our ability to effectively manage and control our operating expenses.

We are a growing company and have not achieved sustained growth and profitability. Our ability to consistently generate earnings from operations depends in large part on our ability to successfully control our operating costs and expenses, while we continue to invest in strategic initiatives intended to grow our sales volume and business infrastructure, including our international footprint. In furtherance of this goal, we have intensified our ongoing activities to control operating costs and expenses, including by strengthening our financial management processes. There can be no assurance that our strategic initiatives and cost control efforts will result in the levels of profitability and positive cash flows that we expect, if at all, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our quarterly and annual financial performance and potential fluctuations therein.

Our quarterly and annual financial performance may fluctuate and adversely affect the price of our Common Stock, often for causes outside of our control. For example, consumer demand for our products and services and, as a result, our quarterly and annual consolidated sales levels, may increase or decrease materially, among other things, because of changes in actual or anticipated levels of employment, changes in the interest rates applicable to consumer credit cards, inflation, national or local political uncertainty, increased competition, and changes in consumer sentiment in general in the countries where we operate. In addition, our results of operations and cash flows may decrease because of, among other things, potential increases in our product costs beyond that which we can pass along to our customers, changes in the willingness or ability of our suppliers to provide product to us in a timely manner, increases in labor costs and in payroll tax rates, and changes in the regulatory environment in the countries where we operate. The occurrence of any of these conditions could have a material adverse effect on our quarterly financial performance and adversely affect the price of our Common Stock.

Our ability to generate sustained positive cash flows from operations or to obtain additional financing, if needed, with which to fund our working capital needs, including servicing or refinancing our debt, now and in the future.

We are a developing company and have not consistently generated sustained positive cash flows from operations. We have experienced significant fluctuations in our operating cash flows, or have otherwise depended on the issuance of equity securities and debt, including convertible notes and short-term borrowings under financing arrangements, in order to meet our working capital needs. For example, during the fiscal year ended March 31, 2022, and 2021, our net cash used in operating activities was $15.1 million and $1.6 million, respectively. If the Company is unable to generate sustained positive cash flows from operations or to obtain additional equity or debt financing, if needed, this could inhibit the Company’s ability to implement its business strategies and to grow its business, service its debt, now or in the future, and otherwise meet its business goals. This could, in turn, have a material adverse effect on its financial condition, results of operations and cash flows.

Our financial performance could be adversely affected by economic downturns, particularly over an extended period.

Our results of operations may be materially impacted by changes in general economic conditions in the countries where our products are sold. The economies in such countries may be adversely affected by changes in government policy and/or by, among other things, changes in levels of employment, changes in tax laws, increases in energy costs, geopolitical conflict, natural disasters or acts of terrorism, widespread health crises, changes in consumer credit card interest rates, inflation, and changes in consumer sentiment in general. For example, as further discussed below, business activity in several sectors of the global economy were severely reduced because of the recent COVID pandemic. These conditions, in turn, resulted in significant economic contraction in countries where we operate. In the event of a significant economic downturn, particularly over an extended period of time, whether as a result of a similar health crisis or otherwise, consumer spending habits could be adversely affected over a longer term, and we could experience lower than expected sales. Any economic downturn could also adversely affect one or more of our key suppliers. The occurrence of any of these events could have a material adverse effect on our business, financial condition, and results of operations.

Our business and financial performance could be adversely affected by inflation.

In recent history, the inflation has generally been low in the geographies where we operate. However, at the time of this Annual Report, the inflation rate in the United States has reached a 40-year high, primarily as a result of higher energy costs and global supply chain disruptions. In the event of a significant increase in consumer prices, particularly over an extended period of time, consumer demand for discretionary products, such as our health and wellness products, could be adversely affected, and we could experience lower than expected sales. In addition, if any of our suppliers implemented price increases, in response to higher raw material, labor, and energy costs or otherwise, we may not be able to pass along such price increases to our customers and our profitability may be reduced. The occurrence of any of these events could have a material adverse effect on our business, financial condition, and results of operations.

The success of our efforts to register our trademarks and to protect certain intellectual property rights.

We have applied for, or are in the process of applying for, trademark protection in the U.S. and in other jurisdictions where we market and distribute or intend to market and distribute our products. We have obtained 22 trademarks and have over 34 pending trademark applications in the U.S. We anticipate securing additional U.S. trademarks and foreign trademarks. Trademark protection is increasingly important to our business. If we fail to register or enforce our intellectual property rights or if our intellectual property rights are successfully challenged, this could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

The health and wellness industry is competitive and characterized by the need for trademarks to protect intellectual property rights, and by claims of infringement or other violation of intellectual property rights. A third-party may assert that one or more of our products violates that party’s intellectual property rights. Any successful intellectual property claim against us in the future could result in significant financial liability and/or prevent us from selling the affected product afterwards. In addition, the resolution of infringement claims may require that we redesign our products, obtain licenses to use intellectual property belonging to a third party, or cease using the intellectual property altogether. Moreover, any intellectual property claim, regardless of its merits, could be expensive and time-consuming to defend against. As a result, claims based on allegations of infringement or other violations of intellectual property rights, regardless of the outcome, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our efforts to expand into foreign markets will increasingly expose us to foreign currency exchange rate fluctuations, and other risks inherent to foreign operations.

During the fiscal year ended March 31, 2022, and 2021, 87% and 94%, respectively, of our sales have been to customers and independent distributors located in the United States. However, as part of our strategic growth initiatives, in recent years we initiated efforts to expand our operations in other countries, mainly in Asia. As a result, the amount of our reported consolidated sales, expenses, and cash flows may be significantly affected by fluctuations in the relevant foreign currency exchange rates, as we translate the financial statements of our foreign operations from their functional currency into our reporting currency, the U.S. Dollar. In addition, as a multinational consolidated group, we and some of our domestic or foreign affiliates may obtain and hold assets and liabilities denominated in a currency different from our or their functional currency, in the normal course of business. As a result, we and some of our affiliates may incur foreign currency transaction gains and losses in connection with such assets and liabilities.

Our business may also become exposed to more adverse economic, regulatory, and other conditions in the international areas to which we market and distribute our products now or in the future, compared to those in the U.S. For example, our future international operations may result in exposure to more restrictive consumer safety, product labeling and other consumer product regulations; more restrictive labor laws and regulations; more frequent or unexpected changes in the regulatory environments; more economic volatility; higher rates of inflation; or higher political instability, compared to the U.S. Furthermore, our international operations may expose us to higher consolidated income tax rates, import and export restrictions and tariffs, restrictions on the expatriation of cash to the U.S., and potentially adverse changes in trade agreements between the U.S. and a particular foreign country where we market and distribute our products now or in the future.

The occurrence of any of these conditions could have a material adverse effect on our future business, financial condition, results of operations and cash flows.

Our ability to respond to any natural disasters, epidemics, and other health emergencies, or acts of violence or terrorism that may affect our customers and/or our business effectively and cost-efficiently.

The occurrence of natural disasters, epidemics or other health emergencies, or acts of violence or terrorism in the geographies we market and distribute our products now and in the future, could result in physical damage to our property, the temporary or long-term closure of a facility, the temporary or long-term disruption in the supply of products (or a substantial increase in the cost of those products) to us, the temporary or long-term reduction in our ability to sell products and grow our business, and/or the temporary reduction in consumer demand for our products and services. In addition, if one or more natural disasters, epidemics, or other health emergencies, or acts of violence or terrorism were to impact our global business, our insurance costs may rise significantly afterwards. The occurrence of any of these conditions could have a material adverse effect on our financial condition, results of operations and cash flows.

C – Risks Associated with our Products, and with Product and Consumer Laws and Regulations:

Our dependence on one supplier for a substantial portion of the products we sell and the potential for material disruptions in our supply chain or potential increases in the prices of the products we purchase beyond what we can pass along to our customers.

We depend on one supplier for a significant portion of the products we sell. Any disruption or substantial decrease in the supply of product by this supplier, as a result of a shortage of raw materials, organized labor disputes, natural disasters, acts of cyberterrorism, or otherwise, could disrupt or substantially decrease our ability to fulfill customer orders. If this occurred, particularly for an extended period, we may not be able to continue to offer these or similar products and our future sales may decline. In such event, we may not be able to offset the decline in sales through substitution of product, price increases, or otherwise. In addition, if this supplier or any of our suppliers implemented unilateral price increases, we may not be able to pass along such price increases to our customers and our profitability may be reduced. Further, if this supplier or any of our suppliers fails to continue to supply product of adequate quality and in a timely fashion to us, this could adversely affect our future sales. The occurrence of any of these conditions could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Past or future reformulations of our products, including in response to potential governmental enforcement action, could be negatively received by our independent sales force and customers, and adversely impact future sales.

As part of our commitment to continuously improve our products, we introduce product reformulations and other product enhancements from time to time. In addition, we may be required to modify our product formulations from time to time to comply with existing or new regulations in the future, including in response to potential governmental enforcement action. Changes to our product formulations, whether as a result of potential governmental enforcement action or not, could be negatively received by our independent sales force and customers, and could adversely impact future sales, and our business, financial condition, results of operations and cash flows.

Potential product liability claims could harm our business.

Historically, product liability claims have not been material to our business. However, given the increase in product liability claim activity in recent years and the increased application of a “strict liability” legal standard to those claims particularly in the U.S., we purchase product liability insurance to minimize the financial risks associated with such claims or potential claims. The sources of product liability insurance coverage in the countries where we market and distribute our products are limited, product liability coverage is increasingly expensive, and product liability insurance policies contain many exclusions. We believe our product liability insurance policies significantly mitigate the potentially adverse financial impact to us resulting from most potential product liability claims. However, there can be no assurance that our product liability coverages are adequate to protect us sufficiently and against all potential claims. For example, if any of our products is found to have caused personal injury to a consumer, we might be subjected to liability substantially in excess of our insurance coverages. Any of these conditions could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Nutritional supplements are often supported only by limited available clinical studies.

Nutritional supplements, such as many of the Company’s health and wellness products, have a long history of human consumption. Some of our products may contain innovative ingredients or contain combinations of ingredients. Although we believe that all our products are safe when taken as directed, there is only limited data available about human consumption of certain of these product ingredients or combinations of ingredients in concentrated form. We and our key suppliers conduct research and test the formulation and production of our products, however, there are only limited, if any, conclusive clinical studies available about our products and similar product in the marketplace. Furthermore, because we are highly dependent on consumer perception of the efficacy, safety, and quality of our products, we could be adversely affected in the event that our products, or similar product in the marketplace, are proven or asserted to be ineffective or harmful to consumers or in the event of publicity associated with any adverse effects resulting from the use or misuse of our products, or similar products in the marketplace. Any of these conditions could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our ability to comply with current consumer product laws and regulations or our becoming subject to new or more stringent consumer product laws and regulations in the future.

Our business and the products we sell are subject to several national, state, and local laws and regulations in the countries where we currently market and distribute or intend to market and distribute our products. These laws and regulations generally govern the composition, packaging, labeling and consumer safety of the products we sell, as well as the information we use to market these products. In addition, the laws and regulations applicable to us and our products may become more stringent in the future. For example, the State of California enforces recent legislation that requires that “clear and reasonable” warnings be given to consumers who are exposed to chemicals known to the State of California to cause cancer or reproductive toxicity. Although we actively seek to comply with the requirements of this and all other laws and regulations applicable to our business and products, there can be no assurance our products would not be found to be defective in labeling or content, or that the labeling and content of our products will not be challenged in civil or enforcement actions in the future. Our continued compliance with existing or new consumer product laws and regulations could also require the review and possible reformulation or relabeling of our products, as well as the potential removal of some products from the marketplace. In addition, the existence of more stringent consumer product laws and regulation in countries where we intend to market and distribute our products, could hinder our ability to grow our business into such countries. If we were found to be in violation of existing or new consumer product laws or regulations in the future, this could result in significant fines or damages and other enforcement actions, in addition to significant costs and expenses to defend the resulting claims. The occurrence of any of these conditions could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective internal control over financial reporting, and disclosure controls and procedures. Under Section 404(a) of the Sarbanes-Oxley Act, we are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This report must include disclosure of any material weaknesses identified by our management during its periodic assessment of our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis. Our compliance with Section 404(a) of the Sarbanes-Oxley Act requires that we incur substantial accounting expense, and that our management spend significant time and efforts in its assessment of such internal control over financial reporting.

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

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Securities Act, or the Exchange Act is accumulated and communicated to management, recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and executed, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple human error or mistake. Additionally, controls can be circumvented by the individual acts of a person, by collusion of two or more people, or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in any control system, misstatements, or insufficient disclosures due to error or fraud may occur and not be detected.

E – Risks Associated with our Information Technology Systems and with Cybersecurity:

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

The normal course of our business requires the collection, transmission, and retention of large volumes of confidential and proprietary information, including personal or confidential information of our customers, independent distributors, suppliers, and employees in the information technology systems that we maintain and in those maintained by certain third parties with which we do business. We operate in a global environment characterized by increasing threats of cyberterrorism. Information technology system threats can take a variety of forms. Individual hackers, groups of hackers, and sophisticated organizations, including state-sponsored organizations or nation-states, often commit cyberattacks that pose threats to government, military, educational, and business institutions, among others. These actors could use a wide variety of methods, which could include the development and deployment of malicious software or exploiting vulnerabilities in hardware, software, or other infrastructure in order to gain access to networks and data, potentially compromising sensitive customer, independent distributor, supplier, employee, or other information.

Cyber-threats are constantly evolving, making it increasingly difficult to prevent, detect and successfully defend against. A potential breach of our facilities, data systems or data security could disrupt the operations of our information technology systems and business, impair our ability to ship product or provide services to our customers, and potentially compromise the privacy of our data, including our confidential or technical business information. In addition, the risk of one or more cybersecurity incidents may be heightened as many of our employees work remotely, for example, as a result of the recent COVID crisis. Any of these things could harm our reputation or competitive position, require us to allocate more resources to improve our systems, technologies, and infrastructure, or otherwise adversely affect our business, financial condition, results of operations and cash flows.

F – Risks Associated with the COVID Pandemic and Economic Impact Thereof:

The recent COVID pandemic and actions to mitigate it have adversely impacted the economies in the countries where we our products are sold, and are likely to have adversely impacted our business.

In 2020, in response to the COVID pandemic, governments in the countries where we market and distribute our products mandated or recommended various containment measures, including selective business closures, social distancing, quarantine, stay-at-home or shelter-in-place directives, and limitations on, or cancellations of, larger meetings and other public events. We believe that the actual impact of the health crisis, and/or actions taken to contain the spread of the virus, have had and continue to have an adverse impact on the economies in the geographies we serve. Consumer demand for discretionary products such as ours is sensitive to significant downturns in the economy, increases in unemployment or decreases in perceived employment security, and decreases in consumer sentiment in general.

In efforts to protect our customers, distributors, employees, and other business partners, in 2020, we instituted several preventive measures, including temporarily transitioning a significant number of our corporate employees to working remotely, increasing efforts to clean and sanitize our business facilities, increasing employee safety communication, and transitioning our sales conventions to a virtual convention platform. While these temporary measures are increasingly being eased or fully reversed at the time of this Annual Report, we believe these necessary, temporary measurements are likely to have had an adverse impact on our business.

As a result of the foregoing, we cannot predict with certainty the scope, duration, and ultimate impact of this public health emergency in the countries where our products are sold, including its impact on the economy, but we believe these conditions are likely to have had and continue to have a material adverse impact on our business, financial condition, cash flows, and results of operations (including revenues and profitability), and those of our key suppliers.

G – Risks Associated with our Common Stock, with our Preferred Shareholder Rights, and with the current concentration of the majority of our Common Stock under the control of a corporate shareholder:

Future sales and issuances of our Common Stock or rights to purchase our Common Stock, including issuances pursuant to convertible notes and stock warrants currently outstanding, will result in additional dilution of the percentage ownership by our existing stockholders and could cause our trading price to decline.

We expect that significant additional capital will be needed in the future to fund our planned growth, including our ongoing efforts to expand our footprint outside the U.S. To raise capital, we may sell substantial amounts of Common Stock or securities convertible into or exchangeable for Common Stock. Convertible notes and stock warrants currently held by DSS, Inc. and its affiliates may result in the issuance of up to 360,000,000 additional shares of our Common Stock. In addition, convertible notes and stock warrants currently held by HWH International, Inc. may result, in the aggregate, in the issuance of 666,666 or more additional shares of our Common Stock. DSS, Inc. and its affiliates, and HWH International, Inc. are affiliated with Heng Fai Ambrose Chan, the Executive Chairman of the Company’s Board of Directors. Future issuances of equity or equity-linked securities, together with future conversions of our Preferred Stock and exercises of stock warrants currently outstanding or granted in the future, and shares issued in connection with future acquisitions, if any, may result in material dilution to the equity interests of our existing investors. In addition, as a result of such future issuances, new investors could gain rights, preferences and privileges senior to those of the current holders of our Common Stock.

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

Certain corporate stockholders own a significant combined amount of our Common Stock, which could allow them to influence corporate transactions and other matters and could otherwise limit the potential growth in the price of our Common Stock.

As of the date of this filing, 191,879,003 shares representing 66% of our total issued and outstanding Common Stock were held by DSS, Inc. (“DSS”) and its affiliates and under the voting control of Heng Fai Ambrose Chan, the Executive Chairman of our Board of Directors. In addition, the CEO and Vice Chairman of the Board of Directors of the Company, and two additional Directors of the Company, including Mr. Chan, also serve on the Board of Directors of DSS. Further, as discussed above, convertible notes and stock warrants held by DSS and HWH International, Inc., both affiliated with Mr. Chan, may result in the issuance of a substantial additional Common Stock and in a substantial additional concentration of our Common Stock under the voting control of Mr. Chan. As a result, before or after the potential exercises or conversions of such convertible notes and stock warrants, DSS and its affiliates control the majority of the total voting rights of our Common Stock, which could affect the outcome of a shareholder vote, including, the election of directors, the adoption of employee stock option plans, the adoption of amendments to our articles of incorporation and bylaws, the approval of acquisitions, mergers and other corporate transactions, or the potential declaration and payment of dividends and distributions on our Common Stock.

The conditions discussed above may constitute a material limitation on the rights of our other Common Stockholders, including the right to receive dividends and other to distributions, if any, in the future and may limit the relative voting power of our other stockholders or otherwise limit the potential growth in the price of our Common Stock.

Our Common Stock has historically had a limited market and high stock price volatility. If an active trading market for our Common Stock develops, trading prices for our stock may be more volatile.

The principal U.S. market for our Common Stock is the OTCQB Market, an over-the-counter trading platforms market operated by OTC Markets Group Inc. Our Common Stock has historically had limited daily trading activity. In addition, the price of our stock has historically been volatile. For example, the 52-week trading price for our Common Stock has ranged been $0.023 to $0.229 per share. Many factors, some of which are beyond our control, may cause the price of our Common Stock to decline over the short-term or over a long-term, regardless of our operating results. These factors include, among others, fluctuations in our operating results; trends or adverse publicity related to our business, products, competitors or industry; the unwillingness of some stockbrokers to place trading orders in our stock and the resulting limitations in the number of stockbrokers willing to trade our stock; the concentration of a large number of shares of our Common Stock in one or a few stockholders, the sale of our Common Stock by one or more significant stockholders, changes in the economic conditions in the geographies where we operate, and a decline in the stock market in general. If an active market for our Common Stock develops, trading prices for our stock may be more volatile and expose our stockholders to a higher risk of loss of principal over the short-term or over a long-term.

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

The Company’s authorized capital stock structure is comprised of multiple classes of Common Stock (Class A and Class B) as well as Preferred Stock ( Series A, B and C). As of the date of this filing, there are 288,923,969 shares of our Class A Common Stock and 6,320,000 shares of our convertible Preferred Stock (including the Series A and the Series C Preferred Stock) issued and outstanding. There are no shares of the Company’s Class B Common Stock or Series B Preferred Stock currently issued and outstanding.

The rights of the holders of Series A and C Preferred Stock are set out in a Certificate of Designation (for each such series) filed in the State of Nevada. Pursuant to such Certificates of Designation, each share of Series A and Series C Preferred Stock entitles the holder to one vote and is convertible into one share of our Class A Common Stock, at the option of the holder, subject to certain regulatory restrictions. In addition, pursuant to such Certificates of Designation, the affirmative vote of the holders of at least 86% of the shares of the Series A and the Series C Preferred Stock outstanding is required for the Board to declare and pay dividends and other distributions upon the shares of the Company’s Common Stock, unless, with respect to a cash dividend, the holders of the Company’s Preferred Stock (including the Series A and the Series C Preferred Stock) are to receive the same cash dividend as the Common Stock, on an if converted basis. Further, the shares of our Preferred Stock are senior to the shares of our Common Stock with regards to distributions in the event of dissolution, liquidation, or winding up of the Company, whether voluntary or involuntary.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The following table provides information about our material facilities:

Location	Type of Facility	Leased/Owned	Sq. Feet
Plano, Texas	Corporate Headquarters	Leased	5,560
Addison, Texas	Distribution Center	Leased	11,100
Lindon, Utah	Office Building	Owned	25,800
Seoul, South Korea	Asian Office	Leased	2,612

In March 2022, the Company entered into a 7-year lease, for its new Corporate Headquarters in Plano, Texas. The Company intends to relocate to its new headquarters in the first quarter of its fiscal year 2023.

In June 2021, the Company commenced operations in Seoul, South Korea in a facility subleased from HWH World, Inc. (“HWH World”), a subsidiary of DSS and a company affiliated with Heng Fai Ambrose Chan, a Director of the Company. In May 2022, the Company and HWH World amended the related sublease agreement to reduce the space subleased by the Company and to reduce the related rent obligation.

During the fiscal years ended March 31, 2022, and 2021, a significant portion of the Company’s products were warehoused at a facility operated by a third-party warehouse and logistic partner located in Addison, Texas. That facility is not listed on the table above and is not owned or leased by the Company.

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

(a)

Case No. 4:20-cv-00946; Dennis Burback, Ken Eddy and Mark Andersen v. Robert Oblon, Jordan Brock, Jeff Bollinger, Four Oceans Global, LLC, Four Oceans Holdings, Inc., Alchemist Holdings, LLC, Elepreneurs U.S., LLC, Elevacity U.S., LLC, Sharing Services Global Corporation, Custom Travel Holdings, Inc., and Does 1-5, pending in the United States District Court for the Eastern District of Texas. On December 11, 2020, three investors in Four Oceans Global, LLC filed a lawsuit against the Company, its affiliated entities, and other persons and entities related to an investment made by the three investors in 2015. The Company and its affiliated entities have filed an answer denying the three investors’ claims. Plaintiffs filed a first amended complaint on October 14, 2021. This matter remains pending as of March 31, 2022.

(b)

AAA Ref. No. 01-20-0019-3907; Sharing Services Global Corporation, Elevacity Holdings, LLC, Elevacity U.S., LLC, Elepreneurs Holdings, LLC and Elepreneurs U.S., LLC v. Robert Oblon, pending before the American Arbitration Association. On December 30, 2020, the Company and its affiliated companies filed an arbitration complaint against Robert Oblon for breach of contract and a declaratory judgment relating to the Multi-Party Settlement Agreement with Robert Oblon. This matter remains pending as of March 31, 2022.

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

(d)

Case No. 4:21-cv-00026; Elepreneurs Holdings, LLC d/b/a Elepreneur, LLC, Elepreneurs U.S., LLC d/b/a Elepreneurs, LLC, and SHRG IP Holdings, LLC v. Lori Ann Benson, Andrea Althaus and Lindsey Buboltz, pending in the United States District Court for the Eastern District of Texas. On December 31, 2020, the Company filed suit against three former distributors and obtained injunctive relief from the 429th Judicial District of Collin County, Texas. The lawsuit was removed by the three former distributors to federal court. The Company subsequently obtained injunctive relief from the federal court. The matter remains pending as of March 31, 2022.

(e)

Case No. 4:21-cv-00183; Sharing Services Global Corporation f/k/a Sharing Services, Inc., Elepreneurs Holdings, LLC n/k/a Elevacity Holdings, LLC, Elepreneurs U.S., LLC n/k/a Elevacity U.S., LLC and SHRG IP Holdings, LLC v. AmplifeiIntl, LLC d/b/a HAPInss and HAPInssBrands, LLC pending in the United States District Court for the Eastern District of Texas. On March 5, 2021, the Company and its affiliated entities filed suit against a newly formed competitor for various claims including trademark infringement, trade secret violations, unfair competition under state and federal law as well as tortious interference with contracts and business relationships. The matter remains pending as of March 31, 2022.

(f)	Cause No. 429-01137-2022; Elevacity U.S., LLC d/b/a The Happy Co. and Elepreneurs U.S., LLC d/b/a Elepreneurs, LLC v. Mark Willodson, Judy Willodson and Valentus, Inc., pending in the 429th Judicial District Court of Collin County, Texas. On March 9, 2022, the Company filed suit against a competitor and former distributors. The matter remains pending as of March 31, 2022.

(g)	Case No. 4:22-cv-00042; Elevacity U.S., LLC d/b/a The Happy Co. and Elepreneurs U.S., LLC d/b/a Elepreneurs, LLC v. Brian Christopher Schweda, Jr., pending in the United States District Court for the Eastern District of Texas. On January 20, 2022, the Company filed suit against a former distributor. The matter remains pending as of March 31, 2022.

(h)	Case No. 4:22-cv-00047; Elevacity U.S., LLC d/b/a The Happy Co. and Elepreneurs U.S., LLC d/b/a Elepreneurs, LLC v. Kimberley McLean, pending in the United States District Court for the Eastern District of Texas. On January 20, 2022, the Company filed suit against a former distributor. The matter remains pending as of March 31, 2022.

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

Our Common Stock is traded under the symbol “SHRG.” Sharing Services, Inc.’s Common Stock commenced trading on March 7, 2017, under the symbol SHRV. In January 2019 the Company changed its corporate name to Sharing Services Global Corporation, as discussed elsewhere in this Annual Report. In connection with the name change, effective April 4, 2019, the Company’s Common Stock commenced trading under the symbol SHRG.

(b) - Holders

As of June 10, 2022, there were 170 stockholders of record of our Common Stock.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In the month ended February 28, 2022, the Company issued 50,000,000 shares of its Class A Common Stock in connection with the exercise of warrants by DSS, Inc., a majority shareholder of the Company. The proceeds from these stock issuances were used for general corporate purposes.

In connection with the transactions described in the preceding paragraph, no underwriters were involved, there were no proceeds generated (except as indicated in the preceding paragraph), and the issuances were made in reliance on the exemption from the registration requirements of the Securities Act of 1933 provided under Section 4(a)(2) thereof.

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In March 2021, the Company changed its fiscal year-end from a fiscal year ending on April 30th to a fiscal year ending on March 31st. This section reflects management’s views of the consolidated financial condition as of March 31, 2022, and 2021, and the consolidated results of operations and changes in financial condition for the fiscal year ended March 31, 2022 (a 12-month period) and the fiscal year ended March 31, 2021 (an 11-month period) of Sharing Services Global Corporation and consolidated subsidiaries. This section should be read in conjunction with, the Company’s audited consolidated financial statements and related notes contained in Item 8 of this Annual Report. We believe the recent COVID pandemic is likely to have had and continues to have a material adverse impact on our business, financial condition, cash flows, and results of operations. See Overview – “Continuing Uncertainty Regarding the Recent COVID Pandemic” below. This section may contain forward-looking statements. Please see “Cautionary Notice Regarding Forward-Looking Statements.” located at the front of this report.

Summary Results of Operations:

	Fiscal Year Ended March 31,
	2022	2021	Increase (Decrease)	% Change
Net sales	$34,424,314	$64,811,151	$(30,386,836)	-46.9%
Gross profit	23,622,443	46,546,657	(22,924,214)	-49.2%
Operating expenses	(36,954,618)	(48,724,183)	(11,769,565)	-24.2%
Operating loss	(13,332,175)	(2,177,526)	11,154,649	512%
Non-operating income (loss), net	(6,810,312)	347,996	7,158,308	2057%
Loss before income taxes	(20,142,487)	(1,829,530)	18,312,957	966%
Income tax benefit	(3,035,990)	(594,509)	2,441,481	411%
Net loss	$(17,106,497)	$(1,235,021)	$15,871,476	1285%

Highlights for the Fiscal Year Ended March 31, 2022:

●	For the fiscal year ended March 31, 2022, our consolidated net sales decreased by $30.4 million, to $34.4 million, compared to $64.8 million for the fiscal year ended March 31, 2021.

●	For the fiscal year ended March 31, 2022, our consolidated gross profit decreased by $22.9 million, to $23.6 million, compared to $46.5 million for the fiscal year ended March 31, 2021, and our consolidated gross margin was 69.1% and 71.8%, respectively.

●	For the fiscal year ended March 31, 2022, our consolidated operating loss was $13.3 million compared to $2.2 million for the fiscal year ended March 31, 2021.

●	For the fiscal year ended March 31, 2022, our consolidated net non-operating expenses were $6.8 million compared to a net non-operating income of $347,996 for the fiscal year ended March 31, 2021.

●	For the fiscal year ended March 31, 2022, our consolidated net loss was $17.1 million, compared to $1.2 million for the fiscal year ended March 31, 2021. Our diluted loss per share was $0.08 for the fiscal year ended March 31, 2022, compared $0.01 for the fiscal year ended March 31, 2021.

●	For the fiscal year ended March 31, 2022, our consolidated net cash used in operating activities was $15.2 million compared to $1.6 million for the fiscal year ended March 31, 2021.

●	In April 2021, Sharing Services borrowed $30.0 million from Decentralized Sharing Systems, Inc. (“DSSI”), a subsidiary of DSS, Inc. (formerly Document Security Systems, Inc.) (“DSS”), and, together with DSS, a majority shareholder of the Company.

●	In April 2021, Sharing Services issued to DSSI 27,000,000 shares of its Class A Common Stock, including 15,000,000 shares in payment of a loan origination fee of $3.0 million and 12,000,000 shares in prepayment of $2.4 million in interest in connection with the DSSI loan discussed in the preceding item.

●	In September 2021, Sharing Services invested $1.4 million in Stemtech Corporation and $1.5 million in MojiLife, LLC, both emerging growth businesses.

●	In December 2021, Sharing Services, through a subsidiary, purchased a 25,800 square feet office building in Lindon, Utah for $8.9 million.

●	In December 2021, DSSI invested $3.0 million in Sharing Services in exchange for 50,000,000 shares of Sharing Services’ Class A Common Stock and a stock Warrant to purchase up to 50,000,000 shares of Class A Common Stock.

●	In January 2022, DSS agreed to provide certain consulting services to Sharing Services in exchange for a monthly fee of $60,000 and a fully vested detachable stock warrant to purchase up to 50,000,000 shares of its Class A Common Stock. The stock warrant may be exercised at the exercise price of $0.0001 per share.

●	In February 2022, Sharing Services issued 50,000,000 shares of Class A Common Stock to DSS upon exercise of the Warrant discussed in the preceding item.

●	In March 2022, the Company entered into a 7-year lease, for its new Corporate Headquarters located in Plano, Texas. The Company intends to relocate to its new headquarters in the first half of its fiscal year 2023.

Overview

Summary Description of Business

Sharing Services Global Corporation and subsidiaries (“Sharing Services”, “we,” or the “Company”) aim to build shareholder value by developing or acquiring businesses and technologies that increase the Company’s product and services portfolio, business competencies, and geographic reach.

Currently, the Company, through its subsidiaries, markets and distributes its health and wellness and other products primarily in the U.S. and Canada using a direct selling business model. In addition, the Company distributes its products from the U.S. to customers located in Australia, New Zealand and other countries. The Company’s U.S. subsidiaries market our products and services through an independent sales force, using their proprietary websites, including: www.elevacity.com and www.thehappyco.com. In June 2021, the Company, through a subsidiary, commenced operations in the Republic of Korea (South Korea).

The Company was incorporated in the State of Nevada on April 24, 2015.

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

Change of Fiscal Year

In March 2021, Sharing Services changed its fiscal year-end from a fiscal year ending on April 30th to a fiscal year ending on March 31st. In connection with this change, the Company decided not to restate the information reported for prior accounting periods, because: (a) the Company’s businesses are not inherently seasonal, (b) the change in fiscal years did not otherwise materially distort comparability of the Company’s results of operations and cash flows, and (c) the cost to restate the data reported for prior periods outweighs the usefulness of such restated data. Accordingly, the consolidated financial statements included herein reflect the results of operations and cash flows for the fiscal year ended March 31, 2022 (365 days) compared to the eleven months ended March 31, 2021 (335 days).

Strategic Growth Initiatives

The Company intends to grow its business by pursuing a multipronged growth strategy, that includes: (a) expanding its product offerings, both within the health and wellness category and in new product categories, (b) expanding its direct-to consumer geographic footprint (primarily in Asia), and (c) launching its previously announced membership-based consumer travel products line worldwide. This growth strategy may also include the use of strategic acquisitions of businesses that augment the Company’s product and services portfolio, business competencies and geographic reach.

Continuing Uncertainty Regarding the Recent COVID Pandemic

In 2020, in response to the COVID pandemic, governments in the countries where our products are sold mandated or recommended various containment measures, including selective business closures, social distancing, quarantine, stay-at-home or shelter-in-place directives, and limitations on, or cancellations of, larger meetings and other public events. We believe that the actual impact of the health crisis, and/or actions taken to contain the spread of the virus, have had and continue to have an adverse impact on the economies in the geographies we serve. Consumer demand for discretionary products such as ours is sensitive to significant downturns in the economy, increases in unemployment or decreases in perceived employment security, and decreases in consumer sentiment in general.

In efforts to protect our customers, distributors, employees, and other business partners, in 2020, we instituted several preventive measures, including temporarily transitioning a significant number of our corporate employees to working remotely, increasing efforts to clean and sanitize our business facilities, increasing employee safety communication, and transitioning our sales conventions to a virtual convention platform. While these temporary measures are increasingly being eased or fully reversed at the time of this Annual Report, we believe these necessary, temporary measurements are likely to have had an adverse impact on our business.

As a result of the foregoing, we cannot predict with certainty the scope, duration, and ultimate impact of this public health emergency in the countries where we operate, including its impact on the economy, but we believe these conditions are likely to have had and continue to have a material adverse impact on our business, financial condition, cash flows, and results of operations (including revenues and profitability), and those of our key suppliers.

The COVID emergency also may have the effect of exacerbating some of the other risk factors described elsewhere in this Annual Report, including the success of our growth initiatives, our ability to anticipate and effectively respond to changes in consumer preferences and buying trends in a timely manner, our dependence on one supplier for a substantial portion of the products we sell, potential fluctuations in our quarterly financial performance, our ability to generate sustained, positive cash flows from operations with which to fund our working capital needs, the potential impact on our financial performance from economic slowdowns, our ability to effectively and cost-efficiently respond to any epidemics and other health emergencies, and the potential impact on our business of any disruption in our information technology systems.

The Fiscal Year Ended March 31, 2022, Compared to the Fiscal Year Ended March 31, 2021

Results of Operations

Net Sales

For the fiscal year ended March 31, 2022 (a 12-month period), our consolidated net sales decreased by $30.4 million, to $34.4 million, compared to the fiscal year ended March 31, 2021 (an 11-month period). The decrease in net sales mainly reflects: (a) continuation of the decline in consumer orders that we experienced since the fourth quarter of the fiscal year 2020, (b) a decline in independent distributor orders, in the number of new independent distributors and in the number of continuing active distributors, resulting, in part, from recent product reformulations and increased competition for independent distributors, and (c) the generally adverse impact on consumer buying trends resulting from the recent COVID pandemic and actions taken to help mitigate the spread of the virus in the U.S. and Canada. In efforts to restore sales growth, in the past several months, we have developed and launched our new business brand, “The Happy Co TM,” at our Elevacity division, have accelerated our previously announced initiatives to expand our operations into additional international geographies, and have further intensified our efforts to recruit, develop and reward our distributors and our efforts reach new consumers, including through the continued introduction of new products. This decrease was partially mitigated by sales (approximately $1.4 million) of our new operations in Asia and sales (approximately $5.2 million) of health and wellness products introduced in the U.S. since March 31, 2021.

We believe there has been and continues to be significant uncertainty about the potentially adverse impact of the current health crisis on the economies and employment markets of several countries, including the U.S. and Canada. Please see Overview – “Continuing Uncertainty Regarding the Recent COVID Pandemic” above.

The decrease of $30.4 million in consolidated net sales reflects a decrease in number of comparable product units sold (26%) and a decrease in average unit sales prices (74%).

During the fiscal year ended March 31, 2022, and 2021, the Company derived approximately 87% and 99%, respectively, of its consolidated net sales from the sale of its health and wellness product line.

During the fiscal year ended March 31, 2022, approximately 66% of consolidated net sales were to consumers (including approximately 32% to recurring customers, which we refer to as “SmartShip” sales, and approximately 34% were to new customers) and approximately 34% of consolidated net sales were to independent distributors. During the fiscal year ended March 31, 2021, approximately 71% of our net sales were to customers (including approximately 43% to recurring customers and approximately 28% were to new customers) and approximately 29% of our net sales were to our independent distributors.

Gross Profit

For the fiscal year ended March 31, 2022, our consolidated gross profit decreased by $22.9 million, to $23.6 million, compared to the fiscal year ended March 31, 2021, and our consolidated gross margin was 68.6% and 71.8%, respectively. During the fiscal year ended March 31, 2022, gross margin was adversely affected by aggressive product pricing and a shift in product sales mix (to lower margin products) in the normal course of business, partially offset by a decrease in our provision for expiring, damaged or excess (slow-moving) inventory of $399,050.

Selling and Marketing Expenses

For the fiscal year ended March 31, 2022, our consolidated selling and marketing expenses decreased to $17.2 million, or 50.1% of consolidated net sales, compared to $29.7 million, or 45.9% of consolidated net sales for the fiscal year ended March 31, 2021. The decrease of $12.5 million in consolidated selling and marketing expenses is primarily due to lower sales commissions of $13.1 million (which reflects decrease in consolidated net sales discussed above), partially offset by higher sales convention expenses of $417,369 (as we resumed holding some in-person conventions in 2022) and higher marketing expense of $159,124.

General and Administrative Expenses

For the fiscal year ended March 31, 2022, our general and administrative expenses (which include corporate employee compensation and benefits, share-based compensation, professional fees, rent and other occupancy costs, certain consulting fees, telephone and information technology expenses, insurance premiums, and other administrative expenses) increased to $19.7 million, or 57.3% of consolidated net sales compared to $19.0 million, or 29.3% of consolidated net sales, for the fiscal year ended March 31, 2021. The increase in general and administrative expenses was due to higher consulting and professional fees of $3.0 million (including consulting fees of $766,415 in connection with a Consulting Agreement with DSS), higher loss on impairment of notes receivable and other assets of $543,042, higher depreciation and amortization expenses of $492,019, and higher other general corporate administrative expenses (other than consulting and professional fees, and bad debt expense) of $78,387, partially offset by lower stock-based compensation expense of $3.4 million.

Interest Expense, Net

For the fiscal year ended March 31, 2022, interest expense was $2.4 million, excluding amortization of debt discount of $8.9 million, amortization of deferred financing costs of $985,401, and interest income of $83,356. Interest expense of $2.4 million reflects mainly interest associated with borrowings under the $30.0 million loan from “DSSI.”

For the fiscal year ended March 31, 2021, our consolidated interest expense was $42,932, excluding amortization of debt discount of $18,647 and interest income of $13,966. Consolidated interest expense of $42,932 includes $37,425 associated with borrowings under short-term financing arrangements and $5,507 associated with our convertible notes.

Gain (loss) on Employee Warrants Liability

For the fiscal year ended March 31, 2022, 2021, gains in connection with employee warrants with a variable exercise price after service was completed were $2.5 million and $530,335, respectively.

Gain on Extinguishment of Debt

In June 2021, Sharing Services’ borrowings under the Paycheck Protection Program features of the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”) were forgiven pursuant to the CARES Act. The Company recognized a gain on extinguishment of debt of approximately $1,040,400 in connection therewith.

Unrealized Gains (Losses) on Investment in Unconsolidated Entities

For the fiscal year ended March 31, 2022, net unrealized gains in connection with our investment in equity instruments of unconsolidated entities were $3.6 million. See Note 9 of the Notes to Consolidated Financial Statements for more details.

Impairment Losses on Assets

For the fiscal year ended March 31, 2022, impairment losses, before income tax, in connection with our investment in unconsolidated entities and in connection with long-lived assets, in the aggregate, were $1.6 million.

Other Non-operating Income/Expense, net

For the fiscal year ended March 31, 2022, other non-operating expense was $211,035, consisting primarily of foreign currency transaction losses of approximately $170,000 and litigation settlement expenses of approximately $26,000. For the fiscal year ended March 31, 2021, consolidated other non-operating expense (consisting of litigation settlement expenses) were $134,726.

Income Tax Benefit

During the fiscal year ended March 31, 2022, the Company recognized a current federal income tax benefit of $2.1 million, including a valuation allowance of $2.1 million placed on certain deferred tax assets being carried forward or projected to reverse in future years due to the uncertainty of the Company generating sufficient taxable income in the foreseeable future to make realization probable, a deferred income tax benefit of $1.0 million, and a provision for state and local taxes of $100,569. During the fiscal year ended March 31, 2021, the Company recognized a current federal income tax benefit of $326,121, a deferred income tax benefit of $536,861, and a provision for state and local taxes of $268,473 million. See Note 2 - “SIGNIFICANT ACCOUNTING POLICIES” of the Notes to Consolidated Financial Statements in ITEM 8 — “Financial Statements and Supplementary Data” contained elsewhere in this Annual Report for information about the Company’s accounting policies regarding accounting for income taxes.

Net Earnings (Loss) and Earnings (Loss) per Share

As a result of the foregoing, for the fiscal year ended March 31, 2022, and 2021, our consolidated net loss was $17.1 million and $1.2 million, respectively. For the fiscal year ended March 31, 2022, and 2021, our diluted loss per share was $0.08 and $0.01, respectively.

Liquidity and Capital Resources

We broadly define liquidity as our ability to generate sufficient cash, from internal and external sources, to meet our obligations and commitments. We believe that, for this purpose, liquidity cannot be considered separately from capital resources.

Working Capital

Working capital (total current assets minus total current liabilities) was $7.4 million and $3.5 million as of March 31, 2022, and 2021, respectively.

As of March 31, 2022, and 2021, cash and cash equivalents were $17.0 million and $12.1 million, respectively. Based upon the current level of operations and anticipated investments necessary to grow our business, we believe that existing cash balances and anticipated funds from operations will likely be sufficient to meet our working capital requirements over the next 12 months. However, when needed to compensate for any temporary fluctuations in our working capital needs, compared to our operating cash flows, we may obtain occasional additional financing through the issuance of equity securities and secured and unsecured debt, including borrowings under convertible notes and short-term financing arrangements. Please see ITEM 1A – “RISK FACTORS” - “Our ability to generate sustained positive cash flows from operations or to obtain additional financing, if needed, with which to fund our working capital needs, including servicing or refinancing our debt, now and in the future.”

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

The following table shows our cash flow activities for the fiscal year ended March 31, 2022, compared to the fiscal year ended March 31, 2021:

	Fiscal Year Ended March 31
	2022	2021	Increase (Decrease)
Net cash used in operating activities	$(15,226,654)	$(1,566,970)	$13,659,684
Net cash used in investing activities	(12,843,757)	(1,195,639)	11,648,118
Net cash provided by financing activities	32,978,607	3,164,290	29,814,317
Impact of currency rate changes in cash	(29,339)	-	29,339
Net increase (decrease) in cash and cash equivalents	$4,878,857	$401,681	$4,477,176

Net Cash Used in Operating Activities

Net cash used in operating activities increased by $13.7 million, to $15.2 million, for the fiscal year ended March 31, 2022, compared to the fiscal year ended March 31, 2021. The $13.7 million increase was due to an increase in our operating loss of $9.6 million, excluding non-cash items, such as depreciation and amortization, stock-based compensation expense, provision for obsolete inventory losses, amortization of debt discount, gains (losses) on investments in unconsolidated entities and losses on impairment of notes receivable and other assets, and deferred income taxes and net changes in operating assets and liabilities of $4.1 million.

Net Cash Used in Investing Activities

Net cash used in investing activities increased by $11.6 million, to $12.8 million, for the fiscal year ended March 31, 2022, compared to the fiscal year ended March 31, 2021. The $11.6 million increase was primarily due to higher capital expenditures (including the impact of the December 2021 purchase of our Lindon, Utah building) and capitalizable costs related to ongoing upgrades to our information technology systems, in the aggregate, of $8.4 million, higher payments for investments in unconsolidated entities of $2.9 million and higher net payments for notes receivable of $483,638. This increase was partially offset by lower payments for intangible assets of $190,151.

Net Cash Provided by Financing Activities

Net cash provided by financing activities increased by $29.8 million, to $33.0 million for the fiscal year ended March 31, 2022, compared to the fiscal year ended March 31, 2021. The $29.8 million increase was mainly due to higher net proceeds ($29.0 million) from borrowings under short-term financing arrangements and/or convertible promissory notes (including borrowings of $30.0 million from DSSI in the fiscal year ended March 31, 2022) and lower repurchases of common stock of $899,500. This increase was partially offset by repayment of a convertible note of $100,000.

Impact of currency rate changes in cash

Prior to April 1, 2021, substantially all consolidated net sales were denominated in U.S. dollars. Effective April 1, 2021, the Company’s consolidated financial statements reflect the operation of our wholly owned subsidiaries operating in the Asia Pacific region. See Note 2 - “SIGNIFICANT ACCOUNTING POLICIES” of the Notes to Consolidated Financial Statements contained elsewhere in this Annual Report for information about our translation of foreign currency financial statements.

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

Recent Issuances of Equity Securities

In the fiscal year ended March 31, 2022:

●	Sharing Services issued to DSSI 27,000,000 shares of its Class A Common Stock, including 15,000,000 shares in payment of a loan origination fee of $3.0 million and 12,000,000 shares in prepayment of $2.4 million in interest in connection with the April 5, 2021, DSSI loan discuss below.

●	DSSI invested $3.0 million in Sharing Services in exchange for 50,000,000 shares of its Class A Common Stock and a warrant to purchase up to 50,000,000 shares of Class A Common Stock.

●	Sharing Services issued 50,000,000 shares of Class A Common Stock to DSS upon exercise of the stock warrant granted to DSS in connection with a consulting agreement entered into in January 2022. See NOTE 15, “RELATED PARTY TRANSACTIONS,” of the Notes to Consolidated Financial Statements in ITEM 8 — “Financial Statements and Supplementary Data” contained elsewhere in this Annual Report for more details.

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

In May 2022, Linden Real Estate Holdings, LLC, a wholly owned subsidiary of the Company, American Pacific Bancorp, Inc. (“APB”), and the Company entered a term sheet pursuant to which APB agree to extend a loan to the Company for approximately $5.7 million. The loan would bear interest at 8%, mature on June 1, 2024, and be secured by a first mortgage interest on the Company’s Lindon, Utah office building. APB is a subsidiary of Alset eHome International Inc (NASDAQ:AEI). Heng Fai Ambrose Chan, and Frank D. Heuszel, each a Director of the Company, also serve on the Board of Directors of APB, and Mr. Chan also serves on the Board of Directors of Alset eHome International.

Convertible Notes Payable

In the fiscal year ended March 31, 2022, the Company repaid convertible notes payable in the aggregate amount of $100,000. As of March 31, 2022, Convertible Notes Payable consist of a Convertible Promissory Note in the principal amount of $30.0 million in favor of DSSI, and a Convertible Promissory Note in the principal amount of $50,000 , before unamortized discount of $5,244, held by HWH International, as further discussed below.

On April 5, 2021, the Company and Decentralized Sharing Systems, Inc. (“DSSI”) who, together with its parent, DSS, Inc. (formerly Document Security Systems, Inc.), is currently a majority shareholder of the Company, entered into a Securities Purchase Agreement pursuant to which the Company issued: (a) a Convertible Promissory Note in the principal amount of $30.0 million (the “Note”) in favor of DSSI, and (b) a detachable Warrant to purchase up to 150,000,000 shares of the Company’s Class A Common Stock, at $0.22 per share. The Note bears interest at the annual rate of 8% and matures on April 5, 2024. Under the terms of the loan, the Company agreed to pay to DSSI a loan Origination Fee of $3.0 million, payable in shares of the Company’s Class A Common Stock, at the rate of $0.20 per share. Interest on the Note is pre-payable annually in cash or in shares of the Company’s Class A Common Stock, at the option of the Company, except that interest for the first year was pre-payable in shares of the Company’s Class A Common Stock. Borrowings under the Note may be prepaid without penalty, in full or in part, at the option of the Company, at any time after the first anniversary of the Note. At any time during the term of the Note, all or part of the Note, including principal, less unamortized prepaid interest, if any, plus any accrued interest and other fees can be converted into shares of the Company’s Class A Common Stock at the rate of $0.20 per share, at the option of the holder. In April 2021, the Company issued to DSSI 27,000,000 shares of its Class A Common Stock, including 15,000,000 shares in payment of the loan Origination Fee discussed above and 12,000,000 shares in prepayment of interest for the first year.

In October 2017, the Company issued a Convertible Promissory Note in the principal amount of $50,000 (the “Note”) to HWH International, Inc (“HWH” or the “Holder”). HWH is affiliated with Heng Fai Ambrose Chan, who in April 2020 became a Director of the Company. The Note is convertible into 333,333 shares of the Company’s Common Stock. Concurrent with issuance of the Note, the Company issued to HWH a detachable warrant to purchase up to an additional 333,333 shares of the Company’s Common Stock, at an exercise price of $0.15 per share. Under the terms of the Note and the detachable stock warrant, the Holder is entitled to certain financing rights. If the Company enters into more favorable transactions with a third-party investor, it must notify the Holder and may have to amend and restate the Note and the detachable stock warrant to be identical. HWH has informed the Company that it believes that during the term of the Note, the Company has granted more favorable financing terms to third-party lenders. As of the date of this Annual Report, the Company and HWH are evaluating alternative options to settle this Note in the foreseeable future.

Capital Resources

During the two fiscal years in the period ended March 31, 2022, the Company did not have material commitments for capital expenditures. During the fiscal year ended March 31, 2022 (a 12-month period) and March 31, 2021 (an 11-month period), our consolidated capital expenditures were $364,589 and $751,230, respectively, primarily consisting of the purchase of furniture and fixtures, computer equipment and software, and leasehold improvements in the ordinary course of our business.

In addition, in the fiscal year ended March 31, 2022, our consolidated capital expenditures include our purchase, through one of our subsidiaries, of an office building in Lindon, Utah for $8,942,640. Further, in the fiscal year ended March 31, 2021, the Company capitalized costs related to ongoing upgrades to its information technology systems and office renovations, in the aggregate, of $163,106. These capitalized costs were carried in other assets in our Consolidated Balance Sheets until the related assets were placed in service in the fiscal year ended March 31, 2022.

Cash Requirements from Known Contractual and Other Obligations

As of March 31, 2022, the Company’s contractual obligations consist of (a) future principal and interest payments in the aggregate amount of $34.9 million in connection with the Company’s convertible debt and (b) obligations associated with Type B leases (as defined by Accounting Standards Codification (“ASC”) Topic 842, Leases) of $816,016. See Note 13 – “LEASES” of the Notes to Consolidated Financial Statements contained in Item 8 — “Financial Statements and Supplementary Data” of this Annual Report for more details about the Company’s leases.

As discussed above, on April 5, 2021, the Company and Decentralized Sharing Systems, Inc. (“DSSI”) who, together with its parent, DSS, Inc., is currently a majority shareholder of the Company, entered into a Securities Purchase Agreement pursuant to which the Company issued: (a) a Convertible Promissory Note in the principal amount of $30.0 million (the “Note”) in favor of DSSI, and (b) a detachable Warrant to purchase up to 150,000,000 shares of the Company’s Class A Common Stock, at $0.22 per share. The Note bears interest at the annual rate of 8% and matures on April 5, 2024. In May 2022, the parties to the Securities Purchase Agreement entered into a term sheet pursuant to which the Company agreed to issue to DSSI (a) a two-year Convertible, Advancing Promissory Note in the principal amount of $27.0 million (the “2022 Note”) in favor of DSSI and (b) a detachable Warrant to purchase up to 818,181,819 shares of the Company’s Class A Common Stock at the exercise price of $0.033 per share. The 2022 Note bears interest at the annual rate of 8% and is due and payable on demand or, if no demand, on May 1, 2024. At any time during the term of the 2022 Note, all or part of the Note may be converted into up to 818,181,819 shares of the Company’s Class A Common Stock, at the option of the holder. Under the terms of the term sheet, the Company agreed to pay to DSSI a loan origination fee of $270,000, payable in shares of the Company’s Class A Common Stock or in cash, at the Company option. In addition, pursuant to the letter of intent, DSSI agreed to surrender to the Company all DSSI’s rights pursuant to (a) a certain Convertible Promissory Note in the principal amount of $30.0 million issued in April 2021 in favor of DSSI, and (b) a certain detachable Warrant to purchase up to 150,000,000 shares of the Company’s Class A Common Stock, at $0.22 per share issued concurrently with such $30.0 million note. The Company will recognize the exchange of the 2022 Note and detachable warrant for the April 2021 note and detachable warrant as a modification of debt upon closing of the transaction, expected in the first quarter of its fiscal year ending March 31, 2023.

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

Valuation of Inventory - Our inventory is stated at the lower of cost, determined using the first-in, first-out (“FIFO”) method, or net realizable value. Determining the net realizable value of inventory involves the use of judgment. In assessing the net realizable value of inventory, we consider factors including estimates of the future demand for our products, historical turn-over rates, and the age and sales history of the inventory. When necessary, we adjust the carrying value of inventory for estimated inventory shrinkage and damage. We estimate inventory shrinkage between physical counts and product damage based upon our historical experience. Actual results differing from these estimates could significantly affect our inventory and cost of products sold. We take physical counts of inventory on hand, at least annually and adjust our financial statements to match actual quantities counted.

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

Income Taxes - Income taxes have a significant effect on our net earnings. As of March 31, 2022, we are subject to income taxes primarily in the U.S. The determination of our provision for income taxes requires judgment, the use of estimates in certain cases and the interpretation and application of complex tax laws and regulations. Our effective income tax rate is affected by many factors, including changes in our assessment of certain tax contingencies, increases and decreases in valuation allowances, changes in tax law, outcomes of administrative audits, the impact of discrete items, and may fluctuate as a result.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Sharing Services Global Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Sharing Services Global Corporation, formerly Sharing Services, Inc. (the “Company”) as of March 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, cash flows and changes in stockholders’ equity, for the each of the two fiscal years in the 23-month period ended March 31, 2022 and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two fiscal years in the 23-month period ended March 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the Board of Directors and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Employee Stock Warrants

As described in Note 2 and Note 17 to the consolidated financial statements, the Company granted warrants to its employees and officers in connection with multi-year employment agreements which are exercisable at a variable exercise price.

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

Investment in Unconsolidated Entities

As described in Note 9 to the consolidated financial statements, the Company made investments in certain unconsolidated entities.

The principal considerations for our determination that performing procedures relating to the valuation of the investments is a critical audit matter were (i) there was a high degree of auditor judgment and subjectivity in applying procedures relating to the fair value measurement of the investments due to the significant amount of judgment by management when developing the estimate; (ii) significant audit effort was required in evaluating the significant assumptions relating to the estimates.

Our audit of the valuation of investment in unconsolidated entities included, but was not limited to, the following procedures:

●	understanding of controls relating to investments made;
●	examining original investment agreements;
●	reviewing management’s assumptions used in the valuation and revaluation of the fair value of the investment;
●	reviewing management’s criteria of allocation of fair value between components of investment;
●	obtaining technical guidance from third party experts on the accounting treatment;
●	reviewing management’s assumptions for impairment of investment;
●	evaluating the valuation and presentation of the unrealized gain/loss on investments;
●	evaluating the adequacy of the Company’s disclosures relating to investment in unconsolidated entities;

Related Party Convertible Note Payable

As described in Note 9 to the consolidated financial statements, the Company entered into a securities purchase agreement with a related party pursuant to which a convertible note was issued with detached warrants.

The principal considerations for our determination that performing procedures relating to the accounting treatment of the transaction is a critical audit matter were (i) there was a high degree of auditor judgment and subjectivity in applying procedures relating to the fair value measurement of the transaction due to the significant amount of judgment by management when developing the estimate; (ii) significant audit effort was required in evaluating the significant assumptions relating to the estimates.

Our audit of the valuation of the convertible notes payable and attached warrants included, but was not limited to, the following procedures:

●	understanding of controls relating to the loan raised;
●	examining original convertible note and warrants agreements;
●	reviewing management’s assumptions used in the valuation of the note, warrants and related interest and fee;
●	reviewing management’s criteria of allocation of fair value allocation between note and warrants;
●	obtaining technical guidance from third party experts on the accounting treatment;
●	reviewing management’s assumptions for accounting treatment of the whole transaction;
●	evaluating the adequacy of the Company’s disclosures relating to the loan raised from related party;

Income Taxes

As described in Note 2 and Note 14 to the consolidated financial statements, the Company uses the asset and liability method in accounting for income taxes. The Company recognizes deferred tax assets and liabilities for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases (“temporary differences”).

The principal considerations for our determination that auditing income tax matters is a critical audit matter included the significant judgment made by management when considering factors in assessing the more-likely-than-not tax position. In turn, such management’s assessment led to challenging and subjective auditor judgment in performing our audit procedures.

Our audit of income tax matters included, but was not limited to, the following procedures:

●	understanding of controls relating to management assessment of the tax positions;
●	reviewing management’s tax computations, testing the completeness and accuracy of data used in computations;
●	evaluating the appropriateness of the tax positions.

/s/ Ankit Consulting Services, Inc.

We have served as the Company’s auditor since September 2017.

Rancho Santa Margarita, California

June 20, 2022

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of March 31,
	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$17,023,266	$12,144,409
Trade accounts receivable	1,682,958	1,514,359
Income taxes receivable	300,000	1,011,740
Notes receivable, net	-	94,600
Inventory, net	4,374,236	2,471,310
Other current assets, net	3,511,282	2,403,634
Total Current Assets	26,891,742	19,640,052
Property and equipment, net	9,585,141	887,950
Right-of-use assets, net	593,389	428,075
Deferred income taxes, net	81,205	1,873,170
Investment in unconsolidated entities	5,063,940	-
Intangible assets, net	688,670	188,567
Other assets	260,637	219,142
TOTAL ASSETS	$43,164,724	$23,236,956

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$985,139	$1,295,174
Accrued sales commission payable	3,745,481	4,713,777
Employee stock warrants liability	452,050	3,132,161
State and local taxes payable	1,339,366	1,048,717
Note payable	-	1,040,400
Accrued and other current liabilities	3,079,782	4,827,414
Convertible notes payable, net of unamortized debt discount of $18,136,631 and unamortized deferred financing costs of $2,014,599 in 2022 and unamortized debt discount of $369 in 2021	9,898,770	99,631
Total Current Liabilities	19,500,588	16,157,274
Convertible notes payable, net of unamortized debt discount of $15,238 in 2021	-	34,762
Settlement liability, long-term	373,677	808,071
Lease liability, long-term	461,515	77,810
TOTAL LIABILITIES	20,335,780	17,077,917
Commitments and contingencies	-	-
Stockholders’ Equity	-	-
Preferred stock, $0.0001 par value, 200,000,000 shares authorized:
Series A convertible preferred stock, $0.0001 par value, 100,000,000 shares designated, 3,100,000 shares and 5,100,000 shares issued and outstanding in 2022 and 2021, respectively	310	510
Series B convertible preferred stock, $0.0001 par value, 10,000,000 shares designated, no shares issued and outstanding	-	-
Series C convertible preferred stock, $0.0001 par value, 10,000,000 shares designated, 3,220,000 shares and 3,230,000 shares issued and outstanding in 2022 and 2021, respectively	322	323
Common Stock, $0.0001 par value, 500,000,000 Class A shares authorized, 288,923,969 shares and 160,100,769 shares issued and outstanding in 2022 and 2021, respectively	28,892	16,010
Common Stock, $0.0001 par value, 10,000,000 Class B shares authorized, no shares issued and outstanding	-	-
Additional paid in capital	80,738,719	43,757,768
Shares to be issued	12,146	12,146
Accumulated deficit	(57,886,336)	(37,627,718)
Accumulated other comprehensive loss	(65,109)	-
Total Stockholders’ Equity	22,828,944	6,159,039
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$43,164,724	$23,236,956

The accompanying notes are an integral part of these consolidated financial statements.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Fiscal Years Ended March 31,
	2022	2021
Net sales	$34,424,314	$64,811,151
Cost of goods sold	10,801,871	18,264,494
Gross profit	23,622,443	46,546,657
Operating expenses
Selling and marketing expenses	17,239,655	29,740,974
General and administrative expenses	19,714,963	18,983,209
Total operating expenses	36,954,618	48,724,183
Operating loss	(13,332,175)	(2,177,526)
Other income (expense)
Interest expense, net	(12,204,444)	(47,613)
Gain on employee warrants liability	2,511,350	530,335
Gain on extinguishment of debt	1,040,400	-
Impairment loss on assets	(1,610,523)	-
Unrealized gain on investments	3,663,940	-
Other non-operating expense	(211,035)	(134,726)
Total other income (expense), net	(6,810,312)	347,996
Loss before income taxes	(20,142,487)	(1,829,530)
Income tax benefit	(3,035,990)	(594,509)
Net loss	$(17,106,497)	$(1,235,021)
Other comprehensive loss (net of tax):
Currency translation adjustments	(65,109)	-
Total other comprehensive loss	(65,109)	-
Comprehensive loss	$(17,171,606)	$(1,235,021)
Loss per share:
Basic and diluted	$(0.08)	$(0.01)
Weighted average shares:
Basic and diluted	206,211,711	172,046,517

The accompanying notes are an integral part of these consolidated financial statements.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Years Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,106,497)	$(1,235,021)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	655,267	163,248
Stock-based compensation	(2,120,111)	3,578,707
Deferred income taxes	(1,038,359)	(536,862)
Amortization of debt discount and other	12,231,501	18,647
Gain on extinguishment of debt	(1,040,400)	-
Impairment loss on assets	2,331,554	-
(Gain) loss on investments and other assets	(3,663,940)	114,599
Non-cash consulting expense	632,877	-
Provision for inventory obsolescence	635,137	1,095,068
Changes in operating assets and liabilities:
Accounts receivable	(163,599)	2,562,491
Inventory	(2,579,581)	1,235,523
Other current assets	1,098,003	(1,348,655)
Security deposits	(459)	(20,967)
Accounts payable	(304,637)	524,124
Income taxes payable	(2,110,592)	(714,692)
Lease liability	(19,073)	2,617
Accrued and other liabilities	(2,663,745)	(7,005,797)
Net Cash Used in Operating Activities	(15,226,654)	(1,566,970)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property and equipment	(9,331,967)	(914,336)
Payments for intangible assets	-	(190,151)
Payments for notes receivable	(579,790)	(204,879)
Collections of notes receivable	5,000	113,727
Payment for acquisition of nonconsolidated interests	(2,937,000)	-
Net Cash Used in Investing Activities	(12,843,757)	(1,195,639)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	3,078,607	3,023,390
Repayments of convertible notes payable	(100,000)	-
Proceeds from convertible notes payable	30,000,000	-
Proceeds from issuance of promissory notes payable	-	1,040,400
Repurchase of common stock	-	(899,500)
Net Cash Provided by Financing Activities	32,978,607	3,164,290
IMPACT OF CURRENCY RATE CHANGES ON CASH	(29,339)	-
Increase in cash and cash equivalents	4,878,857	401,681
Cash and cash equivalents, beginning of fiscal year	12,144,409	11,742,728
Cash and cash equivalents, end of fiscal year	$17,023,266	$12,144,409

Supplemental cash flow information
Cash paid for interest	$52,541	$5,071
Cash paid for income taxes	$47,489	$828,233
Supplemented disclosure of non-cash investing and financing activities:
Related party loan fees, consulting fees, and interest obligations settled with shares of common stock	$8,900,000	$-
Investment origination fee collected in shares of investee stock	$500,000	$-
Right-of-use assets obtained in exchange for operating lease liability	$523,998	$164,970
Settlement obligation satisfied with shares of common stock	$-	$400,000

The accompanying notes are an integral part of these consolidated financial statements.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Fiscal Years Ended March 31,2022 and 2021

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid In Capital	Subscription Receivable	Shares to be Issued	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance - April 30, 2020	32,478,750	$3,248	10,000,000	$1,000	3,490,000	$349	136,072,386	$13,607	$38,871,057	$(114,405)	$11,785	$(1,532,355)	$(33,992,697)	$-	$3,261,589
Common stock issued for cash	-	-	-	-	-	-	30,000,000	3,000	5,397,000	-	-	-	(2,400,000)	-	3,000,000
Common stock issued upon settlement of litigation	-	-	-	-	-	-	10,000,000	1,000	399,000	-	-	-	-	-	400,000
Preferred stock retired	(5,628,750)	(563)	-	-	-	-	-	-	563	-	-	-	-	-	-
Conversions of preferred stock	(21,750,000)	(2,175)	(10,000,000)	(1,000)	(260,000)	(26)	32,010,000	3,201	-	-	-	-	-	-	-
Common stock redeemed upon settlement of stockholder litigation	-	-	-	-	-	-	(38,308,864)	(3,831)	(1,528,524)	-	-	1,532,355	-	-	-
Repurchase and retirement of common stock	-	-	-	-	-	-	(17,500,000)	(1,750)	(897,750)	-	-	-	-	-	(899,500)
Stock-based compensation expense	-	-	-	-	-	-	-	-	2,201,004	-	-	-	-	-	2,201,004
Proceeds from common stock warrants exercised	-	-	-	-	-	-	-	-	-	-	23,390	-	-	-	23,390
Stock warrants exercised	-	-	-	-	-	-	7,827,247	783	(570,177)	-	(23,029)	-	-	-	(592,423)
Subscription receivable impaired	-	-	-	-	-	-	-	-	(114,405)	114,405	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(1,235,021)	-	(1,235,021)
Balance – March 31, 2021	5,100,000	$510	-	$-	3,230,000	$323	160,100,769	$16,010	$43,757,768	$-	$12,146	$-	$(37,627,718)	$-	$6,159,039
Common stock issued for cash	-	-	-	-	-	-	50,000,000	5,000	5,245,000	-	-	-	(2,250,000)	-	3,000,000
Common stock issued for deferred financing costs and prepaid interest on debt	-	-	-	-	-	-	27,000,000	2,700	6,477,300	-	-	-	(1,080,000)	-	5,400,000
Conversions or retirements of preferred stock	(2,000,000)	(200)	-	-	(10,000)	(1)	10,000	1	200	-	-	-	-	-	-
Issuance of debt with beneficial conversion feature and in-the-money stock warrant, net of tax	-	-	-	-	-	-	-	-	21,330,000	-	-	-	-	-	21,330,000
Expiration of common stock puts	-	-	-	-	-	-	-	-	-	-	-	-	177,879	-	177,879
Stock-based compensation expense	-	-	-	-	-	-	-	-	280,000	-	-	-	-	-	280,000
Stock warrants exercised	-	-	-	-	-	-	51,813,200	5,181	148,451	-	-	-	-	-	153,632
Currency translation adjustments	-	-	-	-	-	-	-	-	-	-	-	-	-	(65,109)	(65,109)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(17,106,497)	-	(17,106,497)
Balance – March 31, 2022	3,100,000	$310	-	$-	3,220,000	$322	288,923,969	$28,892	$80,738,719	$-	$12,146	$-	$(57,886,336)	$(65,109)	$22,828,944

The accompanying notes are an integral part of these consolidated financial statements.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS

Sharing Services Global Corporation (“Sharing Services”) and its subsidiaries (collectively, the “Company”) aim to build shareholder value by developing or investing in innovative emerging businesses and technologies that augment the Company’s products and services portfolio as described below, business competencies, and geographic reach. The Company was incorporated in the State of Nevada in April 2015.

In June 2021, the Company, through a subsidiary, commenced operations in the Republic of Korea (South Korea).

Health and Wellness Products - The Company’s subsidiaries operating in the health and wellness products industry, which accounted for approximately 99% of the Company’s consolidated net sales during the fiscal year 2022 and 2021, market our products primarily through an independent sales force, using a direct selling business model under the proprietary brand “The Happy Co.” Currently, The Happy Co. TM markets and distributes its health and wellness products primarily in the United States (the “U.S.”) and Canada. In June 2021, the Company, through a subsidiary, commenced operations in the Republic of Korea (South Korea).

Subscription-Based Travel Services - Through its subsidiary, Hapi Travel Destinations, the Company established a subscription-based travel services business under the proprietary brand “Hapi Travel” in May 2022. The Hapi Travel TM services are designed to offer the opportunity to travel to destinations in the U.S. and abroad to people of all ages, demographics, and economic backgrounds. Hapi Travel provides entrepreneurial opportunities to its subscribers by capitalizing on both the direct selling model and the retail travel business model.

Company-Owned and Franchised Destination Cafes – In August 2021, Sharing Services and Hapi Café, Inc, a company affiliated with Heng Fai Ambrose Chan, a Director of the Company, entered into a Master Franchise Agreement (the “MFA”) pursuant to which Sharing Services acquired the exclusive franchise rights in North America to the brand “Hapi Café.” Under the terms of the MFA, Sharing Services, directly or through its subsidiaries, has the right to operate no less than five (5) corporate-owned stores and can offer to the public sub-franchise rights to own and operate other stores, subject to the terms and conditions contained in the MFA.

Targeted Ownership Interests – Directly or through its subsidiaries, the Company from time to time will invest in emerging businesses, using a combination of debt and equity financing, in efforts to leverage the Company’s resources and business competencies and to participate in the growth of these businesses. As part of the Company’s commitment to the success of these emerging businesses, the Company, directly or through its subsidiaries, also plans to offer non-traditional inventory financing, equity or debt financing, order fulfillment and logistic, CRM “Back Office” solutions, and other success-critical services to these businesses.

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

Change of Fiscal Year

In March 2021, Sharing Services changed its fiscal year-end from a fiscal year ending on April 30th to a fiscal year ending on March 31st. Accordingly, the accompanying financial statements reflect the results of operations and cash flows for the fiscal year ended March 31, 2022 (12 months) compared to the eleven months ended March 31, 2021.

The following table sets forth certain information about the Company’s results of operations for the twelve (12) months ended March 31, 2022, and 2021. The information for the twelve (12) months ended March 31, 2021, represents unaudited pro-forma information.

	12 Months Ended March 31,
	2022	2021
Net sales	$34,424,314	$74,664,436
Gross profit	$23,622,443	$53,630,538
Loss from continuing operations	$(20,142,487)	$(1,988,501)
Loss before income taxes	$(20,142,487)	$(1,988,501)
Income tax benefit	(3,035,990)	(1,782,278)
Net loss	$(17,106,497)	$(206,223)

Basic and diluted loss per share	$(0.08)	$(0.00)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to the prior year’s data to conform with the current year’s presentation, primarily consisting of reclassification of the liability associated with uncertain tax positions of $904,643 as of March 31, 2021.

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

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents include recent customer remittances deposited with our merchant processors at the balance sheet date, which generally settle within 24 to 72 hours. As of March 31, 2022, and 2021, cash and cash equivalents included cash held by our merchant processors of $3.3 million and $6.2 million, respectively, including $3.0 million and $4.9 million, respectively held by one merchant processor. In addition, as of March 31, 2022, and 2021, cash and cash equivalents held in bank accounts in foreign countries in the ordinary course of business were $1.4 million and $1.6 million, respectively. Amounts held by our merchant processor or held in bank accounts located in foreign countries are generally not insured by any federal agency.

Accounts Receivable and Allowance for Doubtful Accounts

As of March 31, 2022, and 2021, accounts receivable was $1.7 million and $1.5 million, which represents primarily amounts due from one merchant processor of approximately $1.5 million and $1.5 million, respectively. On a quarterly basis, the Company evaluates the collectability of its accounts receivable and reviews current economic trends and its historical collection data to determine the adequacy of its allowance for doubtful accounts, if any, based on its historical collection data and current information. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2022, and 2021, the Company determined that no allowance was necessary.

Inventory and Cost of Goods Sold

Inventory consists of product held for sale in the normal course of our business. Inventory is stated at the lower of cost, determined using the first-in, first-out (“FIFO”) method, or net realizable value. Inventory cost reflects direct product costs and certain shipping and handling costs, such as in-bound freight. When estimating the net realizable value of inventory, we consider several factors including estimates of future demand for the product, historical turn-over rates, the age and sales history of the inventory, and historic and anticipated changes in our product offerings. See Note 6 – “INVENTORIES” below for more information.

Physical inventory counts are performed at all facilities on a quarterly basis. Between physical counts, management estimates inventory shrinkage based on the Company’s historical experience. The Company periodically assesses the realizability of its inventory based on evaluation of its inventory levels against historical and anticipated sales. During the fiscal year ended March 31, 2022, and 2021, the Company recognized a provision for inventory losses of $635,137 and $1.1 million, respectively, in connection with health and wellness products that were either damaged, expired, or slow-moving, based on the Company’s historical and anticipated sales. The Company reports its provisions for inventory losses in cost of goods sold in its consolidated statements of operations.

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

Property and Equipment

Property and equipment are recorded at cost and reported net of accumulated depreciation. Depreciation expense is recognized over an asset’s estimated useful life using the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the term of the related lease, including lease renewals considered reasonably assured. The estimated useful lives of our property and equipment are as follows:

●	Buildings and building improvements– shorter of 39 years or remaining useful life of the asset
●	Furniture and fixtures – 3 years
●	Office equipment – 5 years
●	Computer Equipment – 3 years
●	Computer software – 3 years
●	Leasehold improvements – shorter of the remaining lease term or estimated useful live of the asset

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606 when (or as) it transfers control of the promised goods and services to the customer in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those goods or services.

Revenue is recognized net of amounts due to taxing authorities (such as local and state sales tax). The Company’s customers place sales orders online and through the Company’s “back-office” operations, which creates a contract and establishes the transaction price. With respect to products sold, the Company’s performance obligation is satisfied upon receipt of the products by the customer. With respect to subscription-based revenue, including independent distributor membership fees, the Company’s performance obligation is satisfied over time (generally, up to one year). With respect to customer loyalty points awarded, the Company’s performance obligation is satisfied at the earliest of (a) the redemption or expiration date, or (b) when it is no longer probable the points will be redeemed. The Company assesses the probability an awards of customer loyalty points will be redeemed, based on its historic breakage rates. The timing of revenue recognition may differ from the time when the Company invoices the customer and/or collects payment. The Company has elected to treat shipping and handling costs as an activity to fulfill its performance obligations, rather than a separate performance obligation.

During the fiscal year ended March 31, 2022, a subsidiary of the Company introduced a Customer Loyalty Program which enables customers to earn points in a purchase transaction or through other means. The points are not redeemable for cash or product. Upon reaching 1,500 points, a customer may redeem the points and receive a $10 loyalty rewards card or certificate, that may be used when purchasing product. Points and loyalty rewards cards or certificates expire one year for the issuance date. However, points, loyalty rewards cards, and certificates are forfeited if the customer fails to remain active for a period of 90-days. The Company allocates a portion of the sales transaction price to each of its performance obligations therein, including points earned, and deferred revenue recognition until the earlier of (a) redemption or expiration of the rights conferred by the points or (b) the date when it is not probable the points will be redeemed (for example, because the holder is no longer an active customer).

As of March 31, 2022, and 2021, deferred revenue associated with product invoiced but not received by customers at the balance sheet date was $344,071 and $1.2 million, respectively; deferred revenue associated with unfulfilled performance obligations for services offered on a subscription basis was $70,968 and $153,216, respectively; deferred sales revenue associated with unfulfilled performance obligations for customers’ right of return was $63,890 and $95,780, respectively; and deferred sales revenue associated with customer loyalty points outstanding was $68,287 and $0, respectively. Deferred sales revenue is expected to be recognized over one year.

During the fiscal year ended March 31, 2022, and 2021, no individual customer, or related group of customers, represents 10% or more of our consolidated net sales. During the fiscal year ended March 31, 2022, approximately 66% of consolidated net sales were to consumers (including 32% to recurring customers, referred to herein as “SmartShip” sales, and approximately 34% to new customers) and approximately 34% of net sales were to independent distributors. During the fiscal year ended March 31, 2021, approximately 71% of our net sales were to consumers (including 43% to recurring customers, which we refer to as “SmartShip” sales, and approximately 28% to new customers) and approximately 29% of our net sales were to our independent distributors.

During the fiscal year ended March 31, 2022, and 2021, approximately 87% and 94%, respectively, of our consolidated net sales are to customers and independent distributors located in the U.S. (based on the customer’s shipping address). No other country represented more than 10% of total sales.

During the fiscal year ended March 31, 2022, substantially all the Company’s net sales are from health and wellness products (including approximately 33% from the sale of Nutraceutical products, approximately 32% from the sale of coffee and other functional beverages, approximately 11% from the sale of weight management products, and approximately 17% from the sale of all other health and wellness products). During the fiscal year ended March 31, 2021, approximately 99% of consolidated net sales are from our health and wellness products (including approximately 52% from the sale of Nutraceutical products, approximately 17% from the sale of coffee and coffee-related products, and approximately 30% from the sale of all other health and wellness products). During the fiscal year ended March 31, 2022, and 2021, our ten top selling products represent approximately 50% and 54%, respectively, of our consolidated net sales.

During the fiscal year ended March 31, 2022, and 2021, product purchases from one U.S.-based supplier accounted for approximately 64% and 99%, respectively, of total product purchases. In addition, during the fiscal year ended March 31, 2022, 33% of total product purchases were from one third-party supplier located in South Korea.

Sales Commissions

The Company recognizes sales commission expense when incurred. In the fiscal year ended March 31, 2022, and 2021, sales commission expense was approximately $16.3 million and $29.4 million, respectively, and is included in selling and marketing expenses in our consolidated statements of operations. The Company measures and recognizes sales commission expense based on the Company’s Distributor Compensation Plan. The Company’s independent distributors can earn commissions when they sell Company products to retail customers or to their downline independent distributors. Additionally, they can earn commissions when their personally sponsored distributors (or downline) sell products to end users. There is no limit as to the number of personally enrolled distributors or retail customers that an independent distributor may have and earned compensation for.

Share-Based Payments

The Company accounts for stock-based compensation awards to its directors, officers, and employees in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). During the fiscal year 2020, the Company, through a subsidiary, entered into multi-year employment agreements with certain employees. In general, each employment agreement contains (a) an Initial Warrant that vested immediately and is exercisable at a fixed exercise price and (b) Subsequent Warrants that vest over time and are exercisable at an exercise price calculated by multiplying a specified discount rate by the 10-day average stock price determined at the time of exercise. Generally, a Subsequent Warrants tranche vests in full at each anniversary of the employment agreement effective date, during the contractual term of employment. See Note 17 – “STOCK-BASED COMPENSATION” for more information.

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

In the fiscal year ended March 31, 2022, income recognized in connection with stock-based compensation awards was $2.3 million, including (a) compensatory expense of $186,264 and (b) income associated with the subsequent measure of fully vested awards (see preceding paragraph) of $2.5 million. In the fiscal year ended March 31, 2021, expense recognized in connection with stock-based compensation awards was $3.0 million, including (a) compensatory expense of $3.6 million and (b) income associated with the subsequent measure of fully vested awards of $530,335.

Lease Accounting

The Company determines if an arrangement is a lease at inception. Determining whether a contract contains a lease includes judgment regarding whether the contract conveys the right to control the use of identified property or equipment for a period of time in exchange for consideration. The Company accounts for its lease obligations in accordance with ASC Topic 842, Leases, which requires lessees to, among other things, report on their balance sheets a right-of-use asset and a lease liability measured based on the present value of future lease payments over the term of the lease agreements for agreements classified as operating leases.

For all arrangements as a lessee, the Company has elected an accounting policy to combine non-lease components with the related-lease components and treat the combined items as a lease for accounting purposes. The Company measures lease related assets and liabilities based on the present value of lease payments, including in-substance fixed payments, variable payments that depend on an index or rate measured at the commencement date, and the amount the Company believes is probable the Company will pay the lessor under residual value guarantees when applicable. The Company discounts lease payments based on the Company’s estimated incremental borrowing rate at lease commencement (or modification), which is primarily based on the Company’s estimated credit rating, the lease term at commencement, and the contract currency of the lease arrangement. The Company has elected to exclude short term leases (leases with an original lease term less than one year) from the measurement of lease-related assets and liabilities.

The Company tests right-of-use assets in an operating or finance lease at the asset group level (because these assets are long-lived nonfinancial assets and should be accounted for the same way as other long-lived nonfinancial assets) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company leases space for its corporate headquarters, warehouse space, automobiles, and office and other equipment, under lease agreements classified as operating leases. See Note 13 – “LEASES” below for more information about the Company’s lease obligations.

Foreign Currency

During the fiscal year ended March 31, 2022, and 2021, approximately 87% and 94%, respectively, of our consolidated net sales are denominated in U.S. Dollars. During the fiscal year ended March 31, 2022, and 2021, sales denominated in no other currency accounted for 10% or more of net sales.

As part of its growth initiatives, the Company recently expanded operations outside the United States. The functional currency of each of our foreign operations is generally the respective local currency. Balance sheet accounts are translated into U.S. dollars (our reporting currency) at the rates of exchange in effect at the balance sheet date, while the results of operations and cash flows are generally translated using average exchange rates for the periods presented. Individually material transactions, if any, are translated using the actual rate of exchange on the transaction date. The resulting translation adjustments are recorded as a component of accumulated other comprehensive loss in our consolidated balance sheets.

In June 2021, the Company expanded its geographical footprint, and through its wholly owned subsidiary, commenced operations in the Republic of Korea (South Korea). The following exchange rates between the South Korean Won and the U.S. Dollar (“USD”) were used to translate the Company’s Korean operation’s financial statements:

South Korean Won per USD
Exchange rate as of March 31, 2022	1,212.99
Average exchange rate for the fiscal year ended March 31, 2022	1,167.39

Income Taxes

The Company uses the asset and liability method and follows ASC Topic 740 – Income Taxes (“ASC 740”) in accounting for its income taxes. The Company recognizes deferred tax assets and liabilities for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases (“temporary differences”). Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which temporary differences are anticipated to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in measuring results of operations in the period that includes the enactment date. Deferred tax assets are evaluated periodically, and a valuation allowance is recorded to reduce the carrying amounts of deferred tax assets to the amount expected to be realized unless it is more-likely-than-not that the assets will be realized in full. When assessing whether it is more-likely-than-not that the deferred tax assets will be realized, management considers multiple factors, including recent earnings history, expectations of future earnings, available carryforward periods, the availability of tax planning strategies, and other relevant quantitative and qualitative factors.

In determining the provision for income taxes, an annual effective income tax rate is used based on annual income, permanent differences between book and tax income, and statutory income tax rates. Accounting for income taxes involves judgment and the use of estimates.

The Company recognizes a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in its tax returns, unless the weight of available evidence indicates it is more-likely-than-not that the tax position will be sustained on audit, including resolution through available appeals processes. We measure the tax position as the largest amount which is more-likely-than-not of being realized. The Company considers many factors when evaluating and estimating the Company’s tax positions, which may require periodic adjustments when new facts and circumstances become known. See Note 14 – “INCOME TAXES” for more information about the Company’s accounting for income taxes.

Investments

Investments in which the Company has the ability to exercise significant influence, but does not have a controlling interest, are accounted for using the equity method of accounting. Significant influence is generally considered to exist when the Company has voting shares representing 20% to 50%, and other factors, such as representation on the board of directors, voting rights and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. Under this method of accounting, the Company records its proportionate share of the net earnings or losses of equity method investments and a corresponding increase or decrease in the investment balances. Dividends received from equity method investments are recorded as reductions in the cost of such investments. The Company generally considers an ownership interest of 20% or higher to represent significant influence. The Company accounts for the investments in entities over which it has neither control nor significant influence, and no readily determinable fair value is available, using the investment’s cost minus any impairment, if necessary.

Investments are evaluated for impairment when facts or circumstances indicate that the fair value of a long-term investment is less than the carrying value. An impairment loss is recognized when a decline in fair value is determined to be other-than-temporary. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include, but are not limited to, the: (i) nature of the investment; (ii) cause and duration of the impairment; (iii) extent to which fair value is less than cost; (iv) financial condition and near-term prospects of the investment; and (v) ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.

Related Parties

A party is considered to be related to the Company if it, directly or indirectly, through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal with if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its separate interests.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the increase or decrease in stockholders’ equity during a period as a result of transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. For each of the fiscal years presented herein, the Company’s components of comprehensive loss included net loss and foreign currency translation adjustments, as reported in the consolidated statements of operations and comprehensive loss.

Segment Reporting

The Company follows ASC Topic 280, Segment Reporting. The Company’s management reviews the Company’s consolidated financial results when making decisions about allocating resources and assessing the performance of the Company as a whole and has determined that the Company’s reportable segments are: (a) the sale of health and wellness products, and (b) the sale of other products and services. See Note 19 – “BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION” for more information about the Company’s reportable segments.

Recently Issued Accounting Standard - Adopted

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12, among other things, (a) eliminates the exception to the incremental approach for intra-period tax allocation when there is a loss from continuing operations and income (or a gain) from other items, (b) eliminates the exception to the general methodology for calculating income taxes in an interim period when the year-to-date loss exceeds the anticipated loss for the year, (c) requires than an entity recognize a franchise tax (or a similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, and (d) requires than an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation for the interim period that includes the enactment date. For public companies, these amendments are effective for fiscal years, and interim periods within those fiscal years, that begin after December 15, 2020. The Company adopted the provisions of ASU 2019-12 effective April 1, 2021, and such adoption did not have a material impact on its consolidated financial statements.

Recently Issued Accounting Standard - Pending Adoption

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

NOTE 3 – FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of cash equivalents, if any, accounts receivable, notes receivable, investments in unconsolidated entities, accounts payable, and notes payable, including convertible notes. The carrying amounts of cash equivalents, if any, accounts receivable, notes receivable, and accounts payable approximate their respective fair values due to the short-term nature of these financial instruments.

The Company’s measures and discloses the fair value of its financial instruments under the provisions of ASC Topic 820 – Fair Value Measurement, as amended (“ASC 820”). The Company defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level hierarchy for measuring fair value and requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There were no transfers between the levels of the fair value hierarchy during the periods covered by the accompanying consolidated financial statements.

Consistent with the valuation hierarchy contained in ASC 820, we categorized certain of our financial assets and liabilities as follows:

	As of March 31, 2022
	Total	Level 1		Level 2		Level 3
Assets
Investment in unconsolidated entities	$5,063,940	$		$		$5,063,940
Notes receivable	-		-		-	-
Total assets	$5,063,940	$		$		$5,063,940
Liabilities
Convertible notes payable	$5,840,000		$-		$5,790,000	$50,000
Total liabilities	$5,840,000		$-		$5,790,000	$50,000

	As of March 31, 2021
	Total	Level 1	Level 2	Level 3
Assets
Notes receivable	$94,600	$-	$-	$94,600
Total assets	$94,600	$-	$-	$94,600
Liabilities
Notes Payable	$1,040,400	$-	$-	$1,040,400
Convertible notes payable	134,393	-	-	134,393
Total liabilities	$1,174,793	$-	$-	$1,174,793

Certain of the Company’s investments in unconsolidated entities are valued for purposes of this disclosure using unobservable inputs, since there are no observable market transactions for such investments. The fair value of notes receivable approximates the carrying value due to the short-term nature of the note. See Note 5 below for more information about our notes receivable.

As of March 31, 2022, convertible notes payable (including current maturities) are reported in our consolidated financial statements at amortized cost of $30.1 million, less unamortized debt discount and deferred financing costs, in the aggregate, of $20.2 million. As of March 31, 2021, convertible notes payable (including current maturities) are reported in our consolidated financial statements at amortized cost of $150,000, less unamortized debt discount of $15,607. Notes payable and certain convertible notes payable are valued for purposes of this disclosure using discounted cash flows and observable interest rates whenever available. See Notes 10 and 12 below for more information about our notes and convertible notes payable.

NOTE 4 – EARNINGS (LOSS) PER SHARE

The Company calculates basic earnings (loss) per share by dividing net earnings (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share is calculated similarly but reflects the potential impact of shares issuable upon the conversion or exercise of our outstanding convertible Preferred Stock, convertible notes payable, stock warrants and other commitments to issue Common Stock, except where the impact would be anti-dilutive, as defined in GAAP.

The following table sets forth the computations of basic and diluted earnings (loss) per share for the periods indicated:

	Fiscal Year Ended March 31,
	2022	2021
Net loss	$(17,106,497)	$(1,235,021)

Weighted average basic and diluted shares	206,211,711	172,046,517
Earnings (loss) per share:
Basic and diluted	$(0.08)	$(0.01)

The following potentially dilutive securities and instruments were outstanding on the dates indicated, but excluded from the table above because their impact would be anti-dilutive:

	As of March 31,
	2022	2021
Convertible notes payable	158,403,141	10,406,100
Stock warrants	68,475,290	34,128,212
Convertible Preferred Stock	7,307,589	20,879,530
Total potential incremental shares	234,186,020	65,413,842

NOTE 5 – NOTES RECEIVABLE, NET

In January 2021, the Company, through a wholly owned subsidiary, and 1044PRO, LLC (“1044 PRO”) entered into a Funding Agreement pursuant to which the Company agreed to provide to 1044 PRO loans under a $250,000 revolving credit line. In December 2021, the parties to the Funding Agreement entered into a modification to the Funding Agreement pursuant to which the parties agreed to increase the amount of the revolving credit line to $310,000. Borrowings under the credit line, as amended, are payable in monthly installments in amounts determined in relation to the amount of each cash advance. In connection with the Funding Agreement, the Company acquired a 10% equity interest in 1044 PRO and a security interest in 1044 PRO’s cash receipts and in substantially all 1044 PRO’s assets.

On January 26, 2022, the parties to the Funding Agreement discussed in the preceding paragraph entered into a new Loan Agreement pursuant to which the Company agreed to loan to 1044Pro up to and additional $250,000, of which $125,000 was funded immediately. Borrowings under the Loan Agreement bear interest at 10%, are payable in full on or before July 26, 2023, and are secured by a security interest in substantially all 1044Pro’s assets and a security interest in 50% of 1044Pro’s members’ interest. Borrowings under the Loan Agreement are further secured by a personal guaranty executed by a member of 1044Pro.

On January 14, 2022, the Company and MojiLife, LLC (“MojiLife”), an unconsolidated subsidiary of the Company, entered into a loan agreement pursuant to which the Company agreed to provide to MojiLife a loan in the amount of $150,000. Borrowings are payable in equal monthly installment of $8,333 and are due in full on July 14, 2023.

On a quarterly basis, the Company evaluates the collectability of its notes receivable and reviews current economic trends and its historical collection data to determine the adequacy of its allowance for impairment losses based on its historical collection data and other relevant information. An estimate for impairment losses is recognized when collection of the full amount is no longer probable. Note balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Notes receivable consist of the following:

	As of March 31,
	2022	2021
1044PRO, LLC	$436,520	$189,199
MojiLife, LLC	150,000	-
Other	15,000	20,000
	601,520	209,199
Allowance for obsolescence	(601,520)	(114,599)
	$-	$94,600

The following table reflects the activity in the allowance for impairment losses for the periods presented:

	Fiscal Year Ended March 31,
	2022	2021
Balance at beginning of fiscal year	$114,599	$-
Provision for estimated impairment losses	491,921	114,599
Write-offs and recoveries	(5,000)	-
Balance at end of fiscal year	$601,520	$114,599

NOTE 6 – INVENTORY, NET

Inventory consists of the following:

	As of March 31,
	2022	2021
Finished Goods	$4,482,291	$2,556,368
Allowance for obsolescence	(108,055)	(85,058)
	$4,374,236	$2,471,310

The increase in finished goods as of March 31, 2022, compared to as of March 31, 2021, reflects the inventory of the Company’s South Korean subsidiary (primarily skin care products) that started its operations in June 2021, of approximately $1.9 million.

The following table reflects the activity in the allowance for inventory obsolescence for the periods presented:

	Fiscal Year Ended March 31,
	2022	2021
Balance at beginning of fiscal year	$85,058	$-
Provision for estimated obsolescence	635,137	1,095,068
Write-offs and recoveries	(612,140)	(1,010,010)
Balance at end of fiscal year	$108,055	$85,058

NOTE 7 – OTHER CURRENT ASSETS, NET

Other current assets consist of the following:

	As of March 31,
	2022	2021
Prepaid consulting fees	$2,867,123	$-
Inventory-related deposits	384,477	1,845,722
Employee advances	-	320,631
Prepaid insurance and other operational expenses	201,275	210,665
Deposits for sales events	222,540	-
Right to recover asset	15,632	26,616
Subtotal	3,691,047	2,403,634
Less: allowance for losses	(179,765)	-
	$3,511,282	$2,403,634

Prepaid consulting fees represent the fair value on the grant date of stock warrants issued to DSS in January 2022 for consulting services to be rendered over a year from the issue date (see Note 15 for more information). Prepaid insurance and other operational expenses consist of payments for goods and services (such as freight, trade show expenses and insurance premiums) which are expected to be realized in the next operating cycle. Right to recover asset is associated with our customers’ right of return and is expected to be realized in one year or less. As of March 31, 2022, and 2021, employee advances include $0 and $320,631, respectively, due from an employee in connection with payroll tax obligations associated with the exercise of compensatory stock warrants. In the fiscal year ended March 31, 2022, the Company recognized a provision for losses in connection with certain inventory-related deposits for which recoverability is less than certain.

NOTE 8 – PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	As of March 31,
	2022	2021
Building and building improvements	$8,976,878	$-
Computer software	875,925	734,510
Furniture and fixtures	237,045	230,685
Computer equipment	223,424	197,419
Leasehold improvements and other	263,208	106,877
Total property and equipment	10,576,480	1,269,491
Impairment of property and equipment	(100,165)	-
Accumulated depreciation and amortization	(891,174)	(381,541)
	$9,585,141	$887,950

Depreciation and amortization expense in connection with the Company’s property and equipment for the fiscal year ended March 31, 2022, and 2021 was $534,371 and $161,663, respectively. During the fiscal year ended March 31, 2022, the Company recognized an impairment loss of $100,165 in connection with its formal plans to reorganize its Korean operations. See Note 20, “SUBSEQUENT EVENTS” for more details.

In December 2021, the Company, through as subsidiary, purchased an office building in Lindon, Utah for $8,942,640, including $3,675,000 allocated to land. The capitalized costs include legal and other professional fees incurred directly in connection with the purchase of the property. The Company assessed a useful life of the building (28 years). Depreciation and amortization expense for the fiscal year ended March 31, 2022, include $48,007 in connection with the building. On June 15, 2022, the Company and American Pacific Bancorp, Inc. (“APB”) entered a Loan Agreement pursuant to which APB loaned to the Company approximately $5.7 million. The loan is secured by a first mortgage interest on the Lindon, Utah building. See Note 20, “SUBSEQUENT EVENTS” for more details.

During the fiscal year ended March 31, 2021, the Company capitalized $715,354 in computer software in connection with upgrades to its information technology systems placed in service. In addition, during the fiscal year ended March 31, 2021, the Company incurred $163,106 in capitalizable costs primarily in connection with leasehold improvements for office facilities and ongoing upgrades to its information technology systems yet to be placed in service. These costs were reported in other assets in our consolidated balance sheets until the related assets were placed in service in 2022.

NOTE 9 – INVESTMENT IN UNCONSOLIDATED ENTITIES

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

The Company carries its investment in the Convertible Note, the GNTW Warrant and the shares of GNTW common stock at fair value in accordance with U.S. GAAP. During the fiscal year ended March 31, 2022, the Company recognized unrealized gains, before income tax, of $3.7 million in connection with its investment in the Convertible Note, the GNTW Warrant and the shares of GNTW common stock.

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

Investment in unconsolidated entities consists of the following:

	As of March 31,
	2022	2021
Investment in detachable GNTW stock warrant	$3,570,000	$-
Investment in GNTW common stock	393,141	-
Investment in Stemtech convertible note	1,100,799	-
Investment in MojiLife, LLC	1,537,000	-
Subtotal	6,600,940	-
Less, allowance for impairment losses	(1,537,000)	-
	$5,063,940	$-

On a quarterly basis, the Company evaluates the recoverability of its investments and reviews current economic trends to determine the adequacy of its allowance for impairment losses based on each investee financial performance data and other relevant information. An estimate for impairment losses is recognized when recovery in fill of the Company’s investment is no longer probable. Investment balances are written off against the allowance after the potential for recovery is considered remote.

The following table reflects the activity in the allowance for impairment losses for the periods presented:

	Fiscal Year Ended March 31,
	2022	2021
Balance at beginning of fiscal year	$-	$-
Provision for estimated impairment losses	1,537,000	-
Balance at end of fiscal year	$1,537,000	$-

NOTE 10 – NOTES PAYABLE

In May 2020, the Company was granted a loan (the “PPP Loan”) by a commercial bank in the amount of $1,040,400, pursuant to the Paycheck Protection Program features of the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”). The Company’s borrowings under the PPP Loan were eligible for loan forgiveness pursuant to the CARES Act. As of March 31, 2021, loan principal in the amount of $1,040,400, excluding accrued but unpaid interest of $8,922, was outstanding. In May 2021, the Company was notified by the lender that the Company’s obligations under the PPP Loan were forgiven effective May 25, 2021.

NOTE 11 – ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consist of the following:

	As of March 31,
	2022	2021
Deferred sales revenues	$547,217	$1,449,359
Liability associated with uncertain tax positions	921,987	904,643
Accrued severance expense	-	700,000
Payroll and employee benefits	478,360	523,454
Settlement liability, current portion	341,919	376,921
Lease liability, current portion	134,578	373,398
Other operational accruals	655,721	499,639
	$3,079,782	$4,827,414

Lease liability, current portion, represent obligations due withing one year under operating leases for office space, automobiles, and office equipment. See Note 13 – “LEASES” below for more information.

NOTE 12 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

	Maturity	Interest	Conversion Price	As of March 31,
Issuance Date	Date	Rate	(per share)	2022	2021
April 2021	April 2024	8%	$0.20	$30,000,000	$-
October 2017	October 2022	12%	$0.15	50,000	50,000
April 2018	April 2021	0%	$0.01	-	100,000
Total convertible notes payable				30,050,000	150,000
Less: unamortized debt discount and deferred financing costs				20,151,230	15,607
Subtotal				9,898,770	134,393
Less: current portion of convertible notes payable				9,898,770	99,631
Long-term convertible notes payable				$-	$34,762

The Company’s convertible notes are convertible, at the option of the holder, into shares of the Company’s Common Stock at the conversion prices indicated above. The April 2018 convertible note was paid in full in March 2022.

In October 2017, the Company issued a Convertible Promissory Note in the principal amount of $50,000 (the “Note”) to HWH International, Inc (“HWH” or the “Holder”). HWH is affiliated with Heng Fai Ambrose Chan, who in April 2020 became a Director of the Company. The Note is convertible into 333,333 shares of the Company’s Common Stock. Concurrent with issuance of the Note, the Company issued to HWH a detachable warrant to purchase up to an additional 333,333 shares of the Company’s Common Stock, at an exercise price of $0.15 per share. Under the terms of the Note and the detachable stock warrant, the Holder is entitled to certain financing rights. If the Company enters into more favorable transactions with a third-party investor, it must notify the Holder and may have to amend and restate the Note and the detachable stock warrant to be identical. HWH has informed the Company that it believes that during the term of the Note, the Company has granted more favorable financing terms to third-party lenders. As of the date of this Annual Report, the Company and HWH are evaluating alternative options to settle this Note in the foreseeable future.

In April 2021, the Company and Decentralized Sharing Systems, Inc. (“DSSI”) entered into a Securities Purchase Agreement, pursuant to which the Company issued: (a) a Convertible Promissory Note in the principal amount of $30.0 million (the “Note”) in favor of DSSI, and (b) a detachable Warrant to purchase up to 150,000,000 shares of the Company’s Class A Common Stock, at $0.22 per share, and DSSI loaned to the Company $30.0 million. DSSI, is a subsidiary of DSS, Inc. (formerly Document Security Systems, Inc.) (“DSS”), and, together with DSS, is a majority shareholder of the Company. Under the terms of the loan, the Company agreed to pay to DSSI a loan origination fee of $3.0 million, payable in shares of the Company’s Class A Common Stock, at the rate of $0.20 per share. The Note bears interest at the annual rate of 8% and matures on April 5, 2024, subject to certain acceleration provisions upon the occurence of an Event of Default, as defined in the Note. In addition, the Note is payable on demand by the holder. Accordingly, the Company classifies as current its obligation under the Note. At any time during the term of the Note, all or part of the Note, including the principal amount less unamortized prepaid interest, if any, plus any accrued interest can be converted into shares of the Company’s Class A Common Stock at the rate of $0.20 per share, at the option of the holder. Interest on the Note is pre-payable annually in cash or in shares of the Company’s Class A Common Stock, at the option of the Company, except that interest for the first year is pre-payable in shares of the Company’s Class A Common Stock, at the rate of $0.20 per share.

In connection with the issuance of the Note and the detachable Warrant, the Company allocated $15.0 million of the net proceeds from the loan to the detachable Warrant, allocated $12.0 million of the net proceeds to the beneficial conversion feature embedded in the Note and recognized deferred financing costs of $3.0 million. The resulting debt discount and the deferred financing costs are being amortized into interest expense over the term of the note (three years). During the fiscal year ended March 31, 2022, the Company issued 27,000,000 shares of its Class A Common Stock to DSSI, including 15,000,000 shares in payment of the loan origination fee discussed above and 12,000,000 shares in prepayment of interest for the first year. In connection therewith, the Company recognized a deemed dividend of $1,080,000 for the excess of the fair value of the shares issued over the amounts settled.

In the fiscal year ended March 31, 2022, and 2021, interest expense associated with the Company’s convertible notes was $2.4 million and $5,507, excluding amortization of debt discounts and deferred financing fees of $9.9 million and $18,647, respectively. These amounts are included in interest expense, net, in our consolidated statements of operations.

NOTE 13 – LEASES

The Company leases space for its corporate headquarters, warehouse space, automobiles, and office and other equipment, under lease agreements classified as operating leases. The Company has remaining lease terms of approximately 1 to 10 years on the remaining Leases. Leases with an initial term in excess of 12 months are recognized on the consolidated balance sheet based on the present value of future lease payments over the defined lease term at the lease commencement date. Future lease payments were discounted using an implicit rate of 10% to 12% in connection with most leases.

The following information pertains to the Company’s leases as of the balance sheet dates indicated:

		As of March 31,
Assets	Classification	2022	2021
Operating leases	Right-of-use assets, net	$593,389	$428,075
Total lease assets		$593,389	$428,075

Liabilities
Operating leases	Accrued and other current liabilities	$134,578	$373,398
Operating leases	Lease liability, long-term	461,515	77,810
Total lease liabilities		$596,093	$451,208

Expense pertaining to the Company’s leases for the periods indicated is as follows:

		Fiscal Year Ended March 31,
Lease cost	Classification	2022	2021
Operating lease cost	General and administrative expenses	$585,015	$495,272
Operating lease cost	Depreciation and amortization	-	-
Operating lease cost	Interest expense, net	-	-
Total lease cost		$585,015	$495,272

The Company’s lease liabilities are payable as follows:

Twelve months ending March 31,	Amount
2023	$154,310
2024	96,944
2025	99,458
2026	102,231
2027	105,048
Thereafter	258,025
Total remaining payments	816,016
Less imputed interest	219,923
Total lease liability	$596,093

NOTE 14 – INCOME TAXES

Our consolidated provision for (benefit from) income taxes is as follows:

	Fiscal Year Ended March 31,
	2022	2021
Current:
Federal	$(2,098,199)	$(326,121)
State and local	100,568	268,474
Foreign	-	-
Total current	(1,997,631)	(57,647)
Deferred:
Federal	(1,038,359)	(536,862)
State and local		-
Foreign		-
Total deferred	(1,038,359)	(536,862)
Total consolidated income tax benefit	$(3,035,990)	$(594,509)

Our consolidated effective income tax rate reconciliation is as follows:

	Fiscal Year Ended March 31,
	2022	2021
Federal statutory rate	21.0%	21.0%
State and local income taxes	(0.5)	(11.6)
Prior period adjustments	-	45.6
Change in valuation allowance for NOL carry-forwards	(6.7)	(5.3)
Effect of change in uncertain tax positions	-	(49.4)
Stock warrant transactions and other items	1.3	32.2
Effective income tax rate	15.1%	32.5%

Our deferred tax asset (liability) is as follows:

	As of March 31,
Deferred tax assets:	2022	2021
Share-based compensation	$972,043	$873,970
Accruals and reserves not currently deductible	649,113	247,348
Impairment of investments and inventory	660,904	674,112
Other	141,349	87,093
Total deferred tax assets	2,423,409	1,882,523
Less: valuation allowance	(2,342,204)	-
Total deferred tax assets, net of valuation allowance	81,205	1,882,523
Deferred tax liability:
Other	-	9,353
Total deferred tax liability	-	9,353
Total consolidated deferred tax (liability) assets, net	$81,205	$1,873,170

During the fiscal year ended March 31, 2022, the Company recognized a valuation allowance of $2.3 million in connection with certain deferred tax assets because of significant uncertainty about the Company’s ability to generate sufficient earnings in the foreseeable future to realize such assets. During the fiscal year ended March 31, 2022, and 2021, the Company recognized, in the aggregate, $491,496 and $91,931, respectively, in deferred income tax benefits in connection with certain foreign start-up operation. In addition, the Company recognized a valuation allowance of $491,496 and $91,931, respectively, in connection with the associated deferred tax assets because these star-up operations do not yet have a history of earnings and profits.

The Company has adopted the comprehensive model for how an entity should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return, consistent with ASC 740. Accordingly, the Company recognizes the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position is measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of March 31, 2022, and 2021, the Company had recognized a liability of $17,334 and $904,643, respectively, related to uncertain income tax positions, which is reported in other current liabilities. As of March 31, 2022, and 2021, the Company had unrecognized tax benefits of $921,977 and $904,643, respectively, that, if recognized, would impact the Company’s effective tax rate.

A reconciliation of the Company’s unrecognized tax benefits for the years indicated is as follows:

	Fiscal Year Ended March 31,
	2022	2021
Balance at beginning of fiscal year	$904,643	$-
Additions for tax positions related to the current year	17,334	-
Additions for tax positions of prior years	-	904,643
Reductions of tax positions of prior years	-	-
Settlements	-	-
Balance at end of fiscal year	$921,977	$904,643

The company recognizes interest and/or penalties related to uncertain tax positions in current income tax expense. For the year ended March 31, 2022, and 2021, the Company had recognized accrued interest and penalties, in the aggregate, of $121,790 and $334,332, respectively. Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase or decrease in the next twelve months due to uncertainties regarding timing and outcome of any examinations, the Company is evaluating alternatives that may impact the recognition of uncertain tax positions in the next twelve months.

The Company files consolidated federal income tax returns in the United States and files income tax returns in various state and foreign jurisdictions. As of March 31, 2022, the Company’s income tax returns for the following tax years remained subject to examination:

Tax Jurisdiction	Open Years
United States	2016 – 2021
Republic of Korea	2021
Other Countries	N/A

NOTE 15 – RELATED PARTY TRANSACTIONS

DSS, Inc., and Decentralized Sharing Systems, Inc.

In July 2020, the Company and Heng Fai Ambrose Chan, a Director of the Company, entered into a Stock Purchase and Share Subscription Agreement (the “SPA Agreement”) pursuant to which Mr. Chan invested $3.0 million in the Company and the Company agreed to issue 30.0 million shares of the Company’s Class A Common Stock and a fully vested Stock Warrant to purchase up to 10.0 million shares of the Company’s Class A Common Stock at an exercise price of $0.20 per share. Concurrently with the SPA Agreement, Mr. Chan and DSS, then a major shareholder of the Company, entered into an Assignment and Assumption Agreement pursuant to which Mr. Chan assigned to DSS all interests in the SPA Agreement. In July 2020, the Company issued 30.0 million of its Class A Common Stock pursuant to the SPA Agreement. The Stock Warrant issued pursuant to the SPA Agreement expires on the third anniversary from the issuance date, unless exercised earlier.

In April 2021, the Company and DSSI entered into a Securities Purchase Agreement, pursuant to which DSSI granted a $30.0 million loan to the Company in exchange for: (a) a Convertible Promissory Note in the principal amount of $30.0 million (the “Note”) in favor of DSSI, and (b) a detachable Stock Warrant to purchase up to 150,000,000 shares of the Company’s Class A Common Stock, at $0.22 per share. At any time during the term of the Note, all or part of the Note, including the principal amount less unamortized prepaid interest, if any, plus any accrued interest can be converted into shares of the Company’s Class A Common Stock at the rate of $0.20 per share, at the option of the holder. Under the terms of the loan agreement, the Company agreed to pay to DSSI a loan origination fee of $3.0 million, payable in shares of the Company’s Class A Common Stock, with the number of shares to be calculated at the rate of $0.20 per share. In April 2021, Sharing Services issued 27.0 million shares of its Class A Common Stock to DSSI, including 15.0 million shares in payment of the loan origination fee and 12.0 million shares in prepayment of interest on a loan for the first year, as more fully discussed in Note 11 above.

In December 2021, the Company and DSSI entered into a Stock Purchase and Share Subscription Agreement pursuant to which DSSI invested $3,000,000 in the Company in exchange for 50.0 million shares of Class A Common Stock (the “Shares”) and stock warrants (the “Stock Warrants”) to purchase up to 50.0 million shares of the Company’s Class A Common Stock. The Stock Warrants are fully vested, have a term of five (5) years and are exercisable at any time prior to expiration, at the option of DSSI, at a per share price equal to $0.063. On the effective date of the Stock Purchase and Share Subscription Agreement, the closing price for the Company’s common stock was $0.075 per share and the Company recognized a deemed dividend of $2.3 million in connection with the transaction.

In January 2022, the Company and DSS who, together with its subsidiaries, is currently a majority shareholder of the Company, entered into a one-year Business Consulting Agreement (the “Consulting Agreement”) pursuant to which the DSS will provide to the Company certain consulting services, as defined in the Consulting Agreement. The Consulting Agreement may be terminated by either party on a 60-day’s written notice. In connection with the Consulting Agreement, the Company agreed to pay DSS and flat monthly fee of sixty thousand dollars ($60,000) and DSS received a fully vested detachable Stock Warrant to purchase up to 50.0 million shares of the Company’s Class A Common Stock, at the exercise price of $0.0001 per share. On the effective date of the Consulting Agreement, the closing price of the Company’s common stock was $0.07 per share and the fair value of the Stock Warrant was $3.5 million. The fair value of the Stock Warrant is being recognized as consulting expense over the term of one year. During the fiscal year ended March 31, 2022, the Company recognized consulting expense of $766,415 in connection with the Consulting Agreement. In February 2022, the Company issued 50.0 million shares of its Common Stock Class A to DSS in connection with exercise of the Stock Warrant.

As of March 31, 2022, DSS and its affiliates owned, in the aggregate, 191.9 million shares of the Company’s Class A Common Stock, excluding 210.0 million shares issuable upon the exercise of warrants held by DSS and 150.0 million shares issuable upon conversion of the Note discussed in the third preceding paragraph. Heng Fai Ambrose Chan, Frank D. Heuszel, and John (“JT”) Thatch, each a Director of the Company, also serve on the Board of Directors of DSS. Mr. Chan serves as Chairman of the Board of Directors of the Company. Mr. Thatch also serves as President, CEO and Vice Chairman of the Board of Directors of the Company.

Alset Title Company, Inc.

In December 2021, Sharing Services, through one of its subsidiaries, purchased an office building in Lindon, Utah for $8,942,640. In connection therewith, Alset Title Company, Inc. (“Alset Title”), a subsidiary of DSS, acted as escrow and closing agent for the transaction, at no cost. DSS, together with its subsidiaries, is a majority shareholder of the Company.

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

HWH International, Inc.

In October 2017, Sharing Services issued a Convertible Promissory Note in the principal amount of $50,000 (the “Note”) to HWH International, Inc (“HWH” or the “Holder”). HWH is affiliated with Heng Fai Ambrose Chan, who became a Director of the Company in April 2020. The Note is convertible into 333,333 shares of the Company’s Common Stock. Concurrent with issuance of the Note, the Company issued to HWH a detachable stock warrant to purchase up to an additional 333,333 shares of the Company’s Common Stock, at an exercise price of $0.15 per share. Under the terms of the Note and the detachable stock warrant, the Holder is entitled to certain financing rights. If the Company enters into more favorable transactions with a third-party investor, it must notify the Holder and may have to amend and restate the Note and the detachable stock warrant to be identical. As of the date of this Quarterly Report, the Company and HWH are evaluating alternative options to settle this Note in the foreseeable future.

HWH World, Inc.

A subsidiary of the Company operating in the Republic of Korea subleases office space from HWH World, Inc. (“HWH World”), a subsidiary of DSS and a company affiliated with Heng Fai Ambrose Chan, a Director of the Company. Pursuant to the terms of the sublease agreement, the Company recognized a right-of-use asset and an operating lease liability of $261,835 in connection therewith. In fiscal year ended March 31, 2022, the Company recognized expense of $222,092 in connection this lease. As of March 31, 2022, accounts payable includes payments due to HWH World under the lease of $213,742. In May 2022, the Company and HWH World amended the related sublease agreement to significantly reduce the space subleased by the Company and the related rent obligation.

In September 2021, the Company and HWH World entered into an Advisory Agreement pursuant to which the Company provides strategic advisory services to HWH World in connection with its North America expansion plans in exchange for a monthly fee of $10,000. During the fiscal year ended March 31, 2022, the Company recognized consulting income of $76,700 in connection therewith.

Impact Biomedical, Inc.

In the fiscal year ended March 31, 2022, a wholly owned subsidiary of the Company purchased health and wellness products from Impact Biomedical, Inc., a subsidiary of DSS, in the aggregate amount of $111,414.

K Beauty Research Lab. Co., Ltd

In the fiscal year ended March 31, 2022, a wholly owned subsidiary of the Company purchased skin care products manufactured by K Beauty Research Lab. Co., Ltd (“K Beauty”), a South Korean-based supplier of skin care products that is affiliated with Heng Fai Ambrose Chan, a Director of the Company, in the aggregate amount of $2.3 million. The Company’s affiliates operating in Asia intend to distribute skin care and other products in South Korea and other countries, including skin care products procured from K Beauty, as part of the Company’s previously announced strategic growth plans.

Premier Packaging Corporation

In the fiscal year ended March 31, 2022, a wholly owned subsidiary of the Company issued purchase orders to Premier Packaging Corporation, a subsidiary of DSS, to acquire printed packaging materials in the aggregate amount of $155,693.

Alchemist Holdings, LLC

In February 2020, the Company, Alchemist Holdings, LLC (“Alchemist”), and a former Company officer entered into a Settlement Accommodation Agreement (the “Accommodation Agreement”) pursuant to which Alchemist and the former Company officer agreed to transfer to the Company 22.7 million shares of the Company’s Common Stock held by Alchemist, in settlement of certain obligations to the Company. Under the terms of the Accommodation Agreement, Alchemist and the former Company officer also agreed to transfer to the Company 15.6 million shares of the Company’s Common Stock held by Alchemist, to offset certain legal and other expenses incurred by the Company in connection with various related-party legal claims. Accordingly, in the fiscal year ended March 31, 2021, the Company and Alchemist caused the transfer to the Company, in the aggregate, of 38.3 million shares of the Company’s Common Stock then held by Alchemist, and the Company retired such redeemed shares.

In June 2020, the Company and the former Company officer discussed in the preceding paragraph entered into a Settlement Accommodation Agreement and an Amended and Restated Founder Consulting Agreement pursuant to which the Company and the former officer agreed to settle all existing disputes between them, the former officer agreed to continue to provide certain consulting services to the Company, and the Company agreed to pay certain amounts to the former officer. The Company has recognized a settlement liability of $2.0 million in connection therewith. As of March 31, 2022, the settlement liability balance is $715,596.

The Company subleases warehouse and office space from Alchemist, a 10% shareholder of the Company. During the fiscal year ended March 31, 2022, and 2021, rent expense associated with such sublease agreement was $105,105 and $84,918, respectively.

American Premium Water Corporation

In July 2021, the Company and American Premium Water Corporation (“American Premium”) entered into a business consulting agreement pursuant to which the Company provides consulting services to American Premium in exchange for a monthly fee of $4,166. Mr. John “JT” Thatch, a director of the Company, also serves on the Board of Directors of American Premium. During the fiscal year ended March 31, 2022, the Company recognized consulting fee income of $33,328.

NOTE 16 - STOCKHOLDERS’ EQUITY – CAPITAL STOCK

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

During the fiscal year ended March 31, 2021, stockholders converted an aggregate of 21,750,000 shares of the Company’s Series A Preferred Stock into an equal number of shares of the Company’s Common Stock. There were no similar conversions in the fiscal year ended March 31, 2022.

As disclosed in the notes to our consolidated financial statements for the fiscal year ended April 30, 2020, in the fiscal year 2019, the Company filed suit against Research & Referral BZ and two other parties concerning breach of contract, fraud, and statutory fraud in a stock transaction, violations of state securities laws and alter ego relating to a stock exchange/transfer transaction, involving the Company’s stock. In April 2020, the court issued a Final Default Judgment in favor of the Company finding Research and Referral, BZ liable for the Company’s claims of fraud in the inducement and statutory fraud in a stock transaction. Further, the court ordered that the stock transaction be rescinded, and the Company’s stock be returned to the Company, and the matter has been dismissed with prejudice. During the fiscal year ended March 31, 2022, the Company’s transfer agent received and cancelled the stock certificate and the Company retired 2,000,000 shares of the Company’s Series A Preferred Stock previously purportedly held by Research and Referral BZ.

As of March 31, 2022, and 2021, 3,100,000 shares and 5,100,000 shares, respectively, of the Company’s Series A Preferred Stock remain outstanding. The shares of the Company’s Series A Preferred Stock reported in the Company’s financial statements as of March 31, 2022, include 2,900,00 shares purportedly held by Research & Referral BZ, pending cancellation of the stock certificate when presented by Research & Referral BZ in the future.

Series B Convertible Preferred Stock

The Board has authorized the issuance of up to 10,000,000 shares of Series B Convertible Preferred Stock (the Series B Preferred Stock”). Issued and outstanding shares of our Series B Preferred Stock, if any, are senior in rank to shares of our Series A and Series C Preferred Stock. During the fiscal year ended March 31, 2021, all shares of the Company’s Series B Preferred Stock previously issued were converted into shares of the Company’s Class A Common Stock. As of March 31, 2022, and 2021, no shares of the Company’s Series B Preferred Stock remain outstanding.

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

During the fiscal year ended March 31, 2022, and 2021, holders of 10,000 shares and 260,000 shares, respectively, of the Company’s Series C Preferred Stock converted their holdings into an equal number of shares of the Company’s Common Stock. As of March 31, 2022, and 2021, 3,220,000 shares and 3,230,000 shares of the Company’s Series C Preferred Stock remain outstanding.

Common Stock

The Board has authorized the issuance of up to 800,000,000 shares of Class A Common Stock and up to 10,000,000 shares of Class B Common Stock, each with a par value of $0.0001 per share. Holders of our Common Stock are entitled to dividends, subject to the rights of the holders of other classes of capital stock outstanding having priority rights with respect to dividends. At the time of this Annual Report, no shares of the Company’s Class B Common Stock remain outstanding. References to our “Common Stock” throughout this report include our Class A Common Stock and Class B Common Stock, unless otherwise indicated or the context otherwise requires.

In July 2020, in exchange for $3.0 million in cash, the Company issued 30.0 million shares of its Class A Common Stock and a fully vested Stock Warrant to purchase up to 10.0 million shares of the Company’s Class A Common Stock, at the exercise price of $0.20 per share, in connection with the previously disclosed SPA Agreement between the Company and DSSI (see Note 15 above). On the effective date of the SPA Agreement, the closing price for the Company’s common stock was $0.18 per share and the Company recognized a deemed dividend of $2.4 million in connection with this related-party transaction.

In April 2021, the Company issued 27.0 million shares of its Class A Common Stock to DSSI, including 15.0 million shares in payment of a loan origination fee and 12.0 million shares in prepayment of interest on a loan, as more fully discussed in Notes 11 and 14 above. On the effective date of the loan agreement, the closing price for the Company’s common stock was $0.24 per share and the Company recognized a deemed dividend of $1.1 million in connection with this related-party transaction.

In December 2021, the Company and DSSI entered into a Stock Purchase and Share Subscription Agreement pursuant to which DSSI invested $3.0 million in the Company in exchange for 50.0 million shares of Class A Common Stock and a Stock Warrant to purchase up to 50.0 million shares of the Company’s Class A Common Stock. On the effective date of the Stock Purchase and Share Subscription Agreement, the closing price for the Company’s common stock was $0.075 per share and the Company recognized a deemed dividend of $2.3 million in connection with this related-party transaction.

As discussed in Note 13 above, in January 2022, the Company and DSS entered into a one-year Business Consulting Agreement (the “Consulting Agreement”) pursuant to which the DSS will provide to the Company certain consulting services, as defined in the Consulting Agreement. In connection with the Consulting Agreement, the Company agreed to pay DSS and flat monthly fee of sixty thousand dollars ($60,000) and DSS received a fully vested detachable Stock Warrant to purchase up to 50.0 million shares of the Company’s Class A Common Stock, at the exercise price of $0.0001 per share. On the effective date of the Consulting Agreement, the fair value of the detachable Stock Warrant was $3.5 million which is being recognized as consulting expense over the term of the Consulting Agreement (one year). In February 2022, Sharing Services issued 50.0 million shares of its Common Stock Class A to DSS in connection with the exercise of such Stock Warrant.

During the fiscal year ended March 31, 2021, the Company also issued: (a) 10.0 million shares of its Class A Common Stock to Robert Oblon, a co-founder of the Company, pursuant to the previously disclosed Multi-Party Settlement Agreement, (b) 5.5 million shares in connection with the exercise of warrants by Company employees, and (c) 2.3 million shares in connection with the exercise of warrants by independent distributors of the Company.

During the fiscal year ended March 31, 2022, holders of 10,000 shares of the Company’s Series C Preferred Stock converted such holdings into an equal number of shares of the Company’s Class A Common Stock. In addition, during the fiscal year ended March 31, 2022, the Company issued: (a) 1.5 million shares in connection with the exercise of warrants by Company employees, and (b) 313.200 shares in connection with the exercise of warrants by independent distributors of the Company.

During the fiscal year ended March 31, 2021, the holders of 10.0 million shares of the Company’s Series B Preferred Stock and 10.0 million shares of the Company’s Class B Common Stock converted their holdings into an equal number of shares of the Company’s Class A Common Stock. In addition, during the fiscal year ended March 31, 2021, a purported holder of 20.0 million shares of the Company’s Series A Preferred Stock, converted such holdings into an equal number of shares of the Company’s Class A Common Stock, holders of 1.8 million shares of the Company’s Series A Preferred Stock converted such holdings into an equal number of shares of the Company’s Class A Common Stock, and holders of 260,000 shares of the Company’s Series C Preferred Stock converted such holdings into an equal number of shares of the Company’s Class A Common Stock.

As of March 31, 2022, and 2021, 288,923,969 shares and 160,100,769 shares, respectively, of our Class A Common Stock remained issued and outstanding. As of March 31, 2022, and 2021, there were no shares of the Company’s Class B Common Stock outstanding.

NOTE 17 – STOCK-BASED COMPENSATION

A subsidiary of the Company has awarded compensatory warrants to purchase shares of the Company’s common stock to its officers and employees (see Note 2 – “SIGNIFICANT ACCOUNTING POLICIES - Share-Based Payments” for more details) and warrants to purchase shares of the Company’s common stock to its independent sales force. Further, the Company from time to time, awards stock warrants to its consultants in exchange for services.

Stock Warrants

Stock Warrants Issued to Related Parties, Directors, Officers, and Employees

In the fiscal year ended March 31, 2021, the Company issued to Company directors, officers, and employees stock warrants to purchase, in the aggregate, up to 29,200,000 shares of its Common Stock, with an aggregate grant date fair value of $3.6 million. Some of the stock warrants outstanding as of March 31, 2022, are exercisable at a variable exercise price (see Note 2 – “SIGNIFICANT ACCOUNTING POLICIES - Share-Based Payments” for more details) pursuant to the related employment agreements.

As discussed in Note 14, in July 2020, the Company and Heng Fai Ambrose Chan, a Director of the Company, entered into a Stock Purchase and Share Subscription Agreement (the “SPA Agreement”) pursuant to which Mr. Chan agreed to invest $3.0 million in the Company in exchange for 30.0 million shares of the Company’s Class A Common Stock and a fully vested Stock Warrant to purchase up to 10.0 million shares of the Company’s Class A Common Stock at an exercise price of $0.20 per share. In July 2020, Mr. Chan assigned to DSS all interests in the SPA Agreement and the transactions contemplated in the SPA Agreement were completed. Mr. Chan is a Director of DSS.

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

The following table summarizes the activity relating to the Company’s stock warrants held by Related Parties (all of which are fully vested) (See Note 15 above for more details):

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term
Outstanding at April 30, 2020	333,333	$0.15	2.4
Granted	10,000,000		-
Exercised		-	-
Expired or forfeited	-		-
Outstanding at March 31, 2021	10,333,333	$0.20	2.3
Granted	250,000,000	0.14	-
Exercised	(50,000,000)	0.0001
Expired or forfeited	-	-	-
Outstanding at March 31, 2022	210,333,333	$0.18	4.1

The following table summarizes the activity relating to the Company’s vested and unvested stock warrants held by Directors, Officers, and Employees:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term
Outstanding at April 30, 2020	22,000,000	$0.002	4.2
Granted	29,200,000	0.13	-
Exercised	(9,000,000)	0.0001	-
Expired or forfeited	(18,125,000)	0.0001	-
Outstanding at March 31, 2021	24,075,000	$0.11	3.5
Granted	-	-	-
Exercised	(1,500,000)	0.13	-
Expired or forfeited	(2,875,000)	0.19	-
Outstanding at March 31, 2022	19,700,000	$0.03	2.6
Less: unvested at March 31, 2022	5,625,000	$0.02	2.1
Vested at March 31, 2022	14,075,000	$0.04	2.8

Stock Warrants Issued to Our Independent Sales Force

In the fiscal year ended March 31, 2021, the Company issued fully vested warrants to purchase up to 4,013,000 shares of its Common Stock to members of its independent sales force, with a fair value of $1.5 million. The warrants are exercisable for a period ranging from one to two years from the issuance date, at the exercise price ranging from $0.01 per share to $0.25 per share. In the fiscal year ended March 31,2022, and 2021, warrants held by independent distributors to purchase up to 1,507,200 shares and 2,066,600 shares, respectively, of the Company’s Common Stock expired or were otherwise terminated or forfeited. See Note 2 – “SIGNIFICANT ACCOUNTING POLICIES - Sales Commissions” for more details.

The following table summarizes the activity relating to the Company’s stock warrants held by members of the Company’s independent sales force (all of which are fully vested):

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term
Outstanding at April 30, 2020	4,390,600	$0.04	2.5
Granted	4,013,000	0.01	-
Exercised	(2,339,000)	0.01	-
Expired or forfeited	(2,066,600)	0.25	-
Outstanding at March 31, 2021	3,998,000	$0.09	1.4
Granted	2,400	0.01	-
Exercised	(313,200)	0.01	-
Expired or forfeited	(1,507,200)	0.03	-
Outstanding at March 31, 2022	2,180,000	$0.02	1.2

Stock Warrants Held by Our Consultants

From time to time, the Company has granted fully vested warrants to purchase shares of its Common Stock to its consultants in exchange for services. The following table summarizes the activity relating to the Company’s stock warrants held by Company consultants (all of which are fully vested):

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term
Outstanding at April 30, 2020	160,000	$1.97	3.80
Granted	-	-	-
Exercised	-	-	-
Expired or forfeited	(60,000)	0.25	-
Outstanding at March 31, 2021	100,000	$3.00	1.00
Granted	-	-	-
Exercised, expired or forfeited	-	-	-
Outstanding at March 31, 2022	100,000	$3.00	0.02

The following table summarizes additional information relating to all stock warrants outstanding and warrants exercisable as of March 31, 2022:

All Warrants Outstanding			All Warrants Exercisable
	Weighted Average Remaining	Weighted Average		Weighted Average
Number of Shares	Contractual life (in years)	Exercise Price	Number of Shares	Exercise Price
3,000,000	5.40	$0.0001	3,000,000	$0.0001
16,700,000	2.10	$0.04	11,075,000	$0.04
210,000,000	4.1	$0.18	210,000,000	$0.18
2,180,000	1.20	$0.02	2,180,000	$0.02
333,333	0.50	$0.15	333,333	$0.15
100,000	0.02	$3.00	100,000	$3.00
232,313,333			226,688,333

NOTE 18 - COMMITMENTS AND CONTINGENCIES

Contingencies

Legal Proceedings – Related-Party Matters and Settlement Liability

In February 2020, the Company, Alchemist, and a former officer of the Company entered into a Settlement Accommodation Agreement and an Amended and Restated Founder Consulting Agreement pursuant to which the Company and the former officer agreed to settle all existing disputes between them, the former officer agreed to continue to provide certain consulting services to the Company, and the Company agreed to pay certain amounts to the former officer. The Company has recognized a settlement liability of $2.0 million in connection therewith. As of March 31, 2022, the settlement liability balance is $715,596. See Note 15 – “RELATED PARTY TRANSACTIONS – Alchemist Holdings, LLC” above for more information.

Legal Proceedings – Other Matters

The Company from time to time is involved in various claims and lawsuits incidental to the conduct of its business in the ordinary course. We do not believe that the ultimate resolution of these matters will have a material adverse impact on our consolidated financial position, results of operations or cash flows.

(a)

Case No. 4:20-cv-00946; Dennis Burback, Ken Eddy and Mark Andersen v. Robert Oblon, Jordan Brock, Jeff Bollinger, Four Oceans Global, LLC, Four Oceans Holdings, Inc., Alchemist Holdings, LLC, Elepreneurs U.S., LLC, Elevacity U.S., LLC, Sharing Services Global Corporation, Custom Travel Holdings, Inc., and Does 1-5, pending in the United States District Court for the Eastern District of Texas. On December 11, 2020, three investors in Four Oceans Global, LLC filed a lawsuit against the Company, its affiliated entities, and other persons and entities related to an investment made by the three investors in 2015. The Company and its affiliated entities have filed an answer denying the three investors’ claims. Plaintiffs filed a first amended complaint on October 14, 2021. This matter remains pending as of March 31, 2022.

(b)

AAA Ref. No. 01-20-0019-3907; Sharing Services Global Corporation, Elevacity Holdings, LLC, Elevacity U.S., LLC, Elepreneurs Holdings, LLC and Elepreneurs U.S., LLC v. Robert Oblon, pending before the American Arbitration Association. On December 30, 2020, the Company and its affiliated companies filed an arbitration complaint against Robert Oblon for breach of contract and a declaratory judgment relating to the Multi-Party Settlement Agreement with Robert Oblon. See Note 20, SUBSEQUENT EVENTS below.

(c)

Case No. 4:20-cv-00989; Sharing Services Global Corporation, Elevacity Holdings, LLC, Elevacity U.S., LLC, Elepreneurs Holdings, LLC and Elepreneurs U.S., LLC v. Robert Oblon, pending in the in the United States District Court for the Eastern District of Texas. On December 30, 2020, the Company and its affiliated companies filed a lawsuit against Robert Oblon seeking injunctive relief relating to the Multi-Party Settlement Agreement with Robert Oblon. This matter is a companion case to the AAA arbitration proceeding described in paragraph (b) above and, while it remains pending as of March 31,2022, further action in this case has been stayed by court order, pending final adjudication of the referenced AAA arbitration proceeding. See Note 20, SUBSEQUENT EVENTS below.

(d)

Case No. 4:21-cv-00026; Elepreneurs Holdings, LLC d/b/a Elepreneur, LLC, Elepreneurs U.S., LLC d/b/a Elepreneurs, LLC, and SHRG IP Holdings, LLC v. Lori Ann Benson, Andrea Althaus and Lindsey Buboltz, pending in the United States District Court for the Eastern District of Texas. On December 31, 2020, the Company filed suit against three former distributors and obtained injunctive relief from the 429th Judicial District of Collin County, Texas. The lawsuit was removed by the three former distributors to federal court. The Company subsequently obtained injunctive relief from the federal court. The matter remains pending as of March 31, 2022.

(e)

Case No. 4:21-cv-00183; Sharing Services Global Corporation f/k/a Sharing Services, Inc., Elepreneurs Holdings, LLC n/k/a Elevacity Holdings, LLC, Elepreneurs U.S., LLC n/k/a Elevacity U.S., LLC and SHRG IP Holdings, LLC v. AmplifeiIntl, LLC d/b/a HAPInss and HAPInssBrands, LLC pending in the United States District Court for the Eastern District of Texas. On March 5, 2021, the Company and its affiliated entities filed suit against a newly formed competitor for various claims including trademark infringement, trade secret violations, unfair competition under state and federal law as well as tortious interference with contracts and business relationships. See Note 20, SUBSEQUENT EVENTS below.

(f)	Cause No. 429-01137-2022; Elevacity U.S., LLC d/b/a The Happy Co. and Elepreneurs U.S., LLC d/b/a Elepreneurs, LLC v. Mark Willodson, Judy Willodson and Valentus, Inc., pending in the 429th Judicial District Court of Collin County, Texas. On March 9, 2022, the Company filed suit against a competitor and former distributors. The matter remains pending as of March 31, 2022.

(g)	Case No. 4:22-cv-00042; Elevacity U.S., LLC d/b/a The Happy Co. and Elepreneurs U.S., LLC d/b/a Elepreneurs, LLC v. Brian Christopher Schweda, Jr., pending in the United States District Court for the Eastern District of Texas. On January 20, 2022, the Company filed suit against a former distributor. The matter remains pending as of March 31, 2022.

(h)	Case No. 4:22-cv-00047; Elevacity U.S., LLC d/b/a The Happy Co. and Elepreneurs U.S., LLC d/b/a Elepreneurs, LLC v. Kimberley McLean, pending in the United States District Court for the Eastern District of Texas. On January 20, 2022, the Company filed suit against a former distributor. The matter remains pending as of March 31, 2022.

NOTE 19 - BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

Business Segments

As of March 31, 2022, and 2021, the Company, through its subsidiaries, markets and sells its products and services to consumers, through its independent sales force and proprietary websites, and to its independent distributors. The Company has determined its reportable segments are: (a) the sale of health and wellness products, and (b) the sale of other products and services. The Company’s determination of its reportable segments is based on how its chief operating decision maker manages the business.

The Company’s segment information is as follows:

	Fiscal Year Ended March 31,
	2022	2021
Net sales
Health and wellness products	$32,147,330	$64,046,966
Other	2,276,984	764,185
Total net sales	$34,424,314	$64,811,151
Operating earnings (loss):
Segment gross profit:
Health and wellness products	$22,059,788	$45,997,828
Other	1,562,655	548,829
Total segment gross profit	23,622,443	46,546,657
Selling and marketing expenses	17,239,655	29,740,974
General and administrative expenses	19,714,963	18,983,209
Consolidated operating loss	$(13,332,175)	$(2,177,526)
Total Assets:
Health and wellness	$13,729,219	$22,772,217
Corporate	29,435,505	464,739
Consolidated total assets	$43,164,724	$23,236,956
Payments for property and equipment:
Health and wellness	$208,952	$907,891
Corporate	9,123,016	6,445
Consolidated payments for property and equipment	$9,331,967	$914,336
Depreciation and amortization expense:
Health and wellness	$94,459	$155,085
Corporate	560,808	8,163
Consolidated depreciation and amortization	$655,267	$163,248

Geographic Area Information

Our consolidated net sales, by geographic area, were as follows:

	Fiscal Year Ended March 31,
Country	2022	2021
United States	$29,803,258	$60,961,369
Canada	2,446,330	3,214,633
Republic of Korea	1,706,367	-
Other	468,359	635,149
	$34,424,314	$64,811,151

Our consolidated total assets, by geographic area, were as follows:

	Fiscal Year Ended March 31,
Country	2022	2021
United States	$39.865.782	$20,941,018
Republic of Korea	2,663,149	1,200,214
Other	635,793	1,095,725
	$43,164,724	$23,236,956

NOTE 20 - SUBSEQUENT EVENTS

Legal Proceedings - In April 2022, the parties to the matters discussed in Items (b), (c) and (e) in Note 17 – COMMITMENTS AND CONTINGENCIES – Legal Proceedings – Other Matters above reached a settlement, and the related legal and arbitration proceedings were dismissed.

Federal Income Tax Refund - In April 2022, the Company received a federal income tax refund in the amount of $300,000.

Modification of Debt - On June 15, 2022, the Company and DSSI which, together with DSS, is a majority shareholder of the Company, entered into an agreement pursuant to which the Company issued, to DSSI: (a) a two-year Convertible, Advancing Promissory Note in the principal amount of $27.0 million (the “2022 Note”) in favor of DSSI and (b) a detachable Warrant to purchase up to 818,181,819 shares of the Company’s Class A Common Stock at the exercise price of $0.033 per share. The 2022 Note bears interest at the annual rate of 8% and is due and payable on demand or, if no demand, on May 1, 2024. At any time during the term of the 2022 Note, all or part of the Note may be converted into up to 818,181,819 shares of the Company’s Class A Common Stock, at the option of the holder. Under the terms of the agreement, the Company agreed to pay to DSSI a loan origination fee of $270,000. In addition, DSSI agreed to surrender to the Company all DSSI’s rights pursuant to: (a) a certain Convertible Promissory Note in the principal amount of $30.0 million issued by the Company in April 2021 in favor of DSSI, and (b) a certain detachable Warrant to purchase up to 150,000,000 shares of the Company’s Class A Common Stock, at $0.22 per share, issued concurrently with such $30.0 million note.

Financing of Lindon, Utah Facility – On June 15, 2022, Linden Real Estate Holdings, LLC, a wholly owned subsidiary of the Company, American Pacific Bancorp, Inc. (“APB”), and the Company entered a Loan Agreement pursuant to which APB loaned to the Company approximately $5.7 million. The loan bears interest at the annual rate of 8%, matures on June 1, 2024, and is secured by a first mortgage interest on the Company’s Lindon, Utah office building. In connection with this loan, the Company received net proceeds of $5,522,829 from APB on June 17, 2022. APB is a subsidiary of Alset eHome International Inc (NASDAQ:AEI). Heng Fai Ambrose Chan, and Frank D. Heuszel, each a Director of the Company, also serve on the Board of Directors of APB, and Mr. Chan also serves on the Board of Directors of Alset eHome International.

Settlement With Former Officer - As disclosed in Note 14 above, in February 2020, the Company and a former officer of the Company entered into an Amended and Restated Founder Consulting Agreement (the “Co-Founder’s Agreement”) pursuant to which the former officer agreed to continue to provide certain consulting services to the Company, and the Company agreed to pay certain periodic amounts to the former officer. At that time, the Company recognized a settlement liability of $2.0 million in connection therewith. As of March 31, 2022, the settlement liability balance was $715,596. In May 2022, the Company and certain of its subsidiaries, on the one hand, and the former officer and certain entities affiliated with the former officer, on the other hand, entered into a Confidential Settlement Agreement with Mutual Releases (the “May 2022 Settlement Agreement”) pursuant to which the parties amicably settled all claims and disputes among them; (b) the former officer sold to the Company 26,091,136 shares of the Company’s common stock then under the voting and dispositive control of the former officer; (c) the Company made a one-time payment of $1,043,645.40; and (d) the Company and its relevant subsidiaries, on the one hand, and the former officer and relevant entities affiliated with the former officer, on the other hand, exchanged customary mutual releases of any prior obligations among them. On May 19, 2022, the closing price for the Company’s common stock was $0.25 per share. In the fiscal quarter ending June 30, 2022, the Company measured and recognized the repurchase of its common stock at its fair value of $652,278.40, derecognized its remaining liability under the Co-Founder’s Agreement, and recognized a recovery of $324,228 in connection with the previously recognized loss related to the Co-Founder’s Agreement.

Reorganization of Korean Operations - In May 2022, the Company implemented its plan to reorganize its Korean operations. The reorganization resulted in a significant reduction in the size of the space subleased from HWH World (see Note 15 – “RELATED PARTY TRANSACTIONS” above) and a reduction (by ten) in the number of staff employed in our Korean operations. The reorganization did not result in material costs and expenses.

Funding Agreement With MojiLife - In May 2022, the Company and MojiLife entered into a Funding Agreement (the “Funding Agreement”) pursuant to which the Company agreed to provide to MojiLife loans up to a maximum outstanding at any point in time of $150,000, under a revolving line of credit. Borrowings under the revolving line of credit bear interest at the annual rate of 8% and cash advance granted are due and payable 180 days after each advance. Upon completion of the Funding Agreement, the Company advanced $40,000 to MojiLife.

NOTE 21 – SUPPLEMENTARY FINANCIAL INFORMATION

We are a Smaller Reporting Company, as defined in Rule 12b-2 of the Exchange Act, and, accordingly, are not required to provide the supplementary financial information otherwise required by Item 302, as amended.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of the end of the fiscal period covered by this Annual Report, and concluded that, as of March 31, 2022, the Company’s disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management and its Board of Directors, as appropriate to allow timely decisions regarding required disclosure.

Limitations on the Company’s Controls and Procedures. We do not expect that our disclosure controls and procedures will prevent all errors and all fraud. A system of internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. Because of the limitations in all such systems, no evaluation can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Furthermore, the design of any system of disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how unlikely. Because of these inherent limitations in a cost-effective system of controls and procedures, misstatements or omissions due to error or fraud may occur and not be detected.

Management’s Annual Report on Internal Control over Financial Reporting.

Management of the Company, including the CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management, with the participation of our CEO and our CFO, assessed the effectiveness of our internal control over financial reporting as of March 31, 2022, and concluded that our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

All internal control systems, no matter how well designed, have inherent limitations. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as stated below, the information required by Item 10 of this Annual Report is incorporated herein by reference from our Proxy Statement related to the 2022 Annual Meeting of Stockholders under the headings “PROPOSAL 1 – ELECTION OF DIRECTORS,” “DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.”

Directors and Executive Officers

Heng Fai Ambrose Chan, Frank D. Heuszel, and John (“JT”) Thatch, each a Director of the Company, also serve on the Board of Directors of DSS, Inc. (formerly Document Security Systems, Inc.)(“DSS”). Mr. Chan also serves as Executive Chairman of the Company’s Board of Directors of the Company. Mr. Thatch also serves as President, CEO and Vice Chairman of the Company’s Board of Directors of the Company. DSS, together with its subsidiary, Decentralized Sharing Systems, Inc., is a majority shareholder of the Company.

Code of Business Conduct and Ethics

The Company’s Board of Directors has adopted a Code of Business Conduct and Ethics that applies to the Company’s directors, officers and employees. Copies of this document are available in print to any person, free of charge, upon written request to our Investor Relations Department at 1700 Coit Road, Suite 290, Plano, Texas 75075.

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

The additional information required by Item 11 of this Annual Report is incorporated herein by reference from our Proxy Statement related to the 2022 Annual Meeting of Stockholders under the headings “EXECUTIVE COMPENSATION – DIRECTOR AND OFFICER COMPENSATION,” “SUMMARY COMPENSATION TABLE,” “DIRECTOR COMPENSATION” and “OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as stated below, the information required by Item 12 of this Annual Report, including information about securities granted under individual compensation arrangements with executives of the registrant, is incorporated herein by reference from our Proxy Statement related to the 2022 Annual Meeting of Stockholders under the headings “EXECUTIVE COMPENSATION” and “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”

Equity Compensation Plans

In the fiscal year ended March 31, 2022, the Company did not issue securities to its directors, officers, employees, independent sales distributors and consultants.

In the fiscal years ended March 31, 2021, and April 30, 2020, the Board authorized the issuance of fully vested stock warrants to purchase an aggregate of up to 29,200,000 shares and 32,000,000 shares, respectively, of the Company’s Common Stock to its employees, including 24,700,000 shares and 32,000,000 shares, respectively, exercisable at a price linked to the price of a share of the Company’s stock multiplied by a discount rate. As of March 31, 2022, stock warrants to purchase up to 19,700,000 shares under these authorizations remain outstanding. In the fiscal year ended April 30, 2020, the Board has also authorized the issuance of fully vested stock warrants to purchase an aggregate of up to 160,000 shares of the Company’s Common Stock to two consultants, at an average exercise price of $3.00 per share, of which warrants to purchase up to 100,000 shares remain outstanding.

In addition, in the fiscal years 2018 and 2019, the Company issued fully vested stock warrants in connection with certain stock subscription agreements. These warrants convey the right to purchase up to 2,180,000 shares of the Company’s Common Stock, at an exercise price determined by the average trading price per share of the Company’s Common Stock and expire in 2023.

Further, in April 2021, the Company issued to DSS, Inc. and its subsidiaries (collectively, “DSS”) fully vested stock warrants to purchase an aggregate of up to 210,000,000 shares fully vested stock warrants to purchase an aggregate of up to 210,000,000 shares of the Company’s Common Stock at a weighted exercise price of $0.18 per share and, in October 2017, the Company issued to HWH International, Inc. (“HWH”) fully vested stock warrants to purchase up to 333,333 shares of the Company’s Common Stock, at an exercise price of $0.15 per share. Both HWH and DSS are affiliated with Heng Fai Ambrose Chan, who in April 2020 became a Director of the Company. The President, CEO and Vice Chairman of the Board of Directors of the Company, as well as two additional Directors of the Company, including Mr. Chan, also serve on the Board of Directors of DSS. DSS, together with its subsidiary, Decentralized Sharing Systems, Inc., is a majority shareholder of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We are a Smaller Reporting Company, as defined in Rule 12b-2 of the Exchange Act and, accordingly, have omitted certain information required by Item 13 of this Annual Report as permitted by applicable scaled disclosure rules.

The additional information required by Item 13 of this Annual Report is incorporated herein by reference from our Proxy Statement related to the 2022 Annual Meeting of Stockholders under the heading “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of this Annual Report is incorporated herein by reference from our Proxy Statement related to the 2022 Annual Meeting of Stockholders under the heading “PROPOSAL 4 – RATIFICATION OF THE APPOINTMENT OF OUR INDEPENDENT AUDITORS.”

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Annual Report:

(a) List of Financial Statements and Financial Statement Schedules required by Item 8 of this Annual Report: See Consolidated Financial Statements beginning on Page 28 of this Annual Report. Certain financial statement schedules have been omitted because the required information does not apply or is contained in the registrant’s Consolidated Financial Statements, including the notes thereto.

(b) Exhibits

The following exhibits are filed as part of this Annual Report or are incorporated herein by reference:

3.1	Second Amended and Restated Articles of Incorporation of Sharing Services Global Corporation, which is incorporated herein by reference from Exhibit A to the Company’s Proxy Statement on Schedule 14A filed on July 14, 2021

3.2	Bylaws of Sharing Services Global Corporation, which is incorporated herein by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 24, 2019

4.1	Certificate of Designation of Series A Preferred Stock, which is incorporated herein by reference from Exhibit 3.1.2 to the Company’s Current Report on Form 8-K filed on May 8, 2017

4.2	Certificate of Designation of Series C Preferred Stock, which is incorporated herein by reference from Exhibit 3.1.4 to the Company’s Current Report on Form 8-K filed on May 8, 2017

4.3	Convertible Promissory Note dated April 13, 2018 issued by Sharing Service, Inc. in favor of RB Capital Partners, Inc., which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on April 19, 2018

4.4	Convertible Promissory Note dated April 5, 2021 issued by Sharing Service Global Corporation in favor of Decentralized Sharing Systems, Inc., which is incorporated herein by reference from Exhibit 1.2 to the Company’s Current Report on Form 8-K filed on April 9, 2021

4.5	Warrant to Purchase Shares of Sharing Services Global Corporation’s Class A Common Stock, which is incorporated herein by reference from Exhibit 1.3 to the Company’s Current Report on Form 8-K filed on April 9, 2021

4.6	Warrant to Purchase Shares of Sharing Services Global Corporation’s Class A Common Stock, which is incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 29, 2021

4.7	Warrant to Purchase Shares of Sharing Services Global Corporation’s Class A Common Stock, which is incorporated herein by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 27, 2022

4.8	Form of Convertible Promissory Note issued, in June 2022, by Sharing Service Global Corporation in favor of Decentralized Sharing Systems, Inc. *

4.9	Form of Warrant to Purchase Shares of Sharing Services Global Corporation’s Class A Common Stock issued, in June 2022, by Sharing Service Global Corporation to Decentralized Sharing Systems, Inc. *

10.1	U. S. Small Business Administration Note dated May 13, 2020 issued by Sharing Services Global Corporation in favor of Prosperity Bank, which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on May 18, 2020

10.2	Stock Purchase and Share Subscription Agreement dated as of July 22, 2020 by and between Sharing Services Global Corporation and Heng Fai Ambrose Chan, which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on July 24, 2020

10.3	Settlement Accommodation Agreement [Including Stock Disposition and Release Provisions] dated July 22, 2020 by and between Sharing Services Global Corporation, Bear Bull Market Dividends, Inc., Kenyatto Montez Jones, and MLM Mafia, Inc., which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on July 30, 2020

10.4	Securities Purchase Agreement dated as of April 5, 2021 by and among Sharing Service Global Corporation and Decentralized Sharing Systems, Inc., which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on April 9, 2021

10.5	Stock Purchase and Share Subscription Agreement dated as of December 23, 2021 by and among Sharing Service Global Corporation and Decentralized Sharing Systems, Inc., which is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 29, 2021

10.6	Business Consulting Agreement dated January 24, 2022 by and between Sharing Service Global Corporation and DSS, Inc., which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on January 27, 2022

10.7	Form of Distributor Agreement of The Happy Co., which is incorporated herein by reference from Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021, filed on June 10, 2021

10.8	2021 The Happy Co. Brand Partner Compensation Plan, which is incorporated herein by reference from Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021, filed on June 10, 2021

10.9	Form of Securities Purchase Agreement entered into, in June 2022, by and among Sharing Services Global Corporation, and the Decentralized Sharing Systems, Inc. *

10.10	Form of Security Agreement made, in June 2022, by Sharing Service Global Corporation in favor of Decentralized Sharing Systems, Inc. *

10.11	Form of Loan Agreement entered into, in June 2022,by and between LINDEN REAL ESTATE HOLDINGS, LLC and AMERICAN PACIFIC BANCORP, INC. *

10.12	Form of DEED OF TRUST, ASSIGNMENT OF LEASES AND RENTS, SECURITY AGREEMENT AND FINANCING STATEMENT made, in June 2022, by LINDEN REAL ESTATE HOLDINGS, LLC in favor of Cottonwood Title Insurance Agency, Inc., for the benefit of American Pacific Bancorp, Inc. *

10.13	Form of Demand Promissory Note issued, in June 2022, by LINDEN REAL ESTATE HOLDINGS, LLC in favor of AMERICAN PACIFIC BANCORP, INC. *

21.1	List of Subsidiaries of Sharing Services Global Corporation *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101	The following financial information from our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, and 2021, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows and (iv) Consolidated Statements of Stockholders’ Equity (Deficit) *

*Included herewith

(c) Financial Statement Schedules – Not applicable

ITEM 16. FORM 10-K SUMMARY.

As permitted, the Company has elected to omit the information required by Item 16 of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of June 2022.

SHARING SERVICES GLOBAL CORPORATION
(Registrant)

By:	/s/ John Thatch
John Thatch
Chief Executive Officer and Vice Chairman of the Board of Directors (Principal Executive Officer)

By:	/s/ Anthony S. Chan
Anthony S. Chan
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Everett C. Schaefer Jr.
Everett C. Schaefer Jr.
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John Thatch	Chief Executive Officer and Vice Chairman of the Board of Directors (Principal Executive Officer)	June 20, 2022
John Thatch

/s/ Heng Fai Ambrose Chan	Executive Chairman of the Board of Directors	June 20, 2022
Heng Fai Ambrose Chan

/s/ David K. Keene	Director	June 20, 2022
David K. Keene

/s/ Frank D. Heuszel	Director	June 20, 2022
Frank D. Heuszel

/s/ Castel B. Hibbert	Director	June 20, 2022
Castel B. Hibbert

/s/ Robert H. Trapp	Director	June 20, 2022
Robert H. Trapp

/s/ Christian Zimmerman	Director	June 20, 2022
Christian Zimmerman

