Form 10-K/A
period 2022-03-31
SHARING SERVICES GLOBAL Corp
filed 2022-07-07
CIK 1644488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment 1)

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

Auditor Firm ID	Auditor Name	Auditor Location
6121	Ankit Consulting Services, Inc.	Rancho Santa Margarita, California

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to the Annual Report of Sharing Services Global Corporation (the “Company”) for the fiscal year ended March 31, 2022, filed with the Securities and Exchange Commission on June 21, 2022 (the “Original Form 10-K”), is being filed for the purpose of correcting a typographical error, as shown in the enclosed Consolidated Statements of Changes in Stockholders’ Equity for the Fiscal Years ended March 31, 2022 and 2021. As a result, the Company’s Consolidated Statements of Changes in Stockholders’ Equity for the Fiscal Years ended March 31, 2022 and 2021 is hereby amended and restated in its entirety.

Except as described above, this Form 10-K/A does not modify or update the disclosures in, or exhibits to, the Original Form 10-K, and such disclosures in, or exhibits to, the Original Form 10-K remain unchanged and speak as of the date of the filing of the Original Form 10-K, except that new certifications are being filed herewith. In particular, this Form 10-K/A does not modify the Company’s consolidated financial results for the periods presented in the Original Form 10-K.

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

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Fiscal Years Ended March 31,2022 and 2021

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid In Capital	Subscription Receivable	Shares to be Issued	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance - April 30, 2020	32,478,750	$3,248	10,000,000	$1,000	3,490,000	$349	136,072,386	$13,607	$38,871,057	$(114,405)	$11,785	$(1,532,355)	$(33,992,697)	$-	$3,261,589
Common stock issued for cash	-	-	-	-	-	-	30,000,000	3,000	5,397,000	-	-	-	(2,400,000)	-	3,000,000
Common stock issued upon settlement of litigation	-	-	-	-	-	-	10,000,000	1,000	399,000	-	-	-	-	-	400,000
Preferred stock retired	(5,628,750)	(563)	-	-	-	-	-	-	563	-	-	-	-	-	-
Conversions of preferred stock	(21,750,000)	(2,175)	(10,000,000)	(1,000)	(260,000)	(26)	32,010,000	3,201	-	-	-	-	-	-	-
Common stock redeemed upon settlement of stockholder litigation	-	-	-	-	-	-	(38,308,864)	(3,831)	(1,528,524)	-	-	1,532,355	-	-	-
Repurchase and retirement of common stock	-	-	-	-	-	-	(17,500,000)	(1,750)	(897,750)	-	-	-	-	-	(899,500)
Stock-based compensation expense	-	-	-	-	-	-	-	-	2,201,004	-	-	-	-	-	2,201,004
Proceeds from common stock warrants exercised	-	-	-	-	-	-	-	-	-	-	23,390	-	-	-	23,390
Stock warrants exercised	-	-	-	-	-	-	7,827,247	783	(570,177)	-	(23,029)	-	-	-	(592,423)
Subscription receivable impaired	-	-	-	-	-	-	-	-	(114,405)	114,405	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(1,235,021)	-	(1,235,021)
Balance – March 31, 2021	5,100,000	$510	-	$-	3,230,000	$323	160,100,769	$16,010	$43,757,768	$-	$12,146	$-	$(37,627,718)	$-	$6,159,039
Common stock issued for cash	-	-	-	-	-	-	50,000,000	5,000	5,245,000	-	-	-	(2,250,000)	-	3,000,000
Common stock issued for deferred financing costs and prepaid interest on debt	-	-	-	-	-	-	27,000,000	2,700	6,477,300	-	-	-	(1,080,000)	-	5,400,000
Conversions or retirements of preferred stock	(2,000,000)	(200)	-	-	(10,000)	(1)	10,000	1	200	-	-	-	-	-	-
Issuance of debt with beneficial conversion feature and in-the-money stock warrant, net of tax	-	-	-	-	-	-	-	-	21,330,000	-	-	-	-	-	21,330,000
Expiration of common stock puts	-	-	-	-	-	-	-	-	-	-	-	-	177,879	-	177,879
Stock-based compensation expense	-	-	-	-	-	-	-	-	3,780,000	-	-	-	-	-	3,780,000
Stock warrants exercised	-	-	-	-	-	-	51,813,200	5,181	148,451	-	-	-	-	-	153,632
Currency translation adjustments	-	-	-	-	-	-	-	-	-	-	-	-	-	(65,109)	(65,109)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(17,106,497)	-	(17,106,497)
Balance – March 31, 2022	3,100,000	$310	-	$-	3,220,000	$322	288,923,969	$28,892	$80,738,719	$-	$12,146	$-	$(57,886,336)	$(65,109)	$22,828,944

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

Consistent with the valuation hierarchy contained in ASC 820, we categorized certain of our financial assets and liabilities as follows:

	As of March 31, 2022
	Total	Level 1		Level 2		Level 3
Assets
Investment in unconsolidated entities	$5,063,940		$-		$-	$5,063,940
Total assets	$5,063,940	$		$		$5,063,940
Liabilities
Convertible notes payable	$5,840,000		$-		$5,790,000	$50,000
Total liabilities	$5,840,000		$-		$5,790,000	$50,000

	As of March 31, 2021
	Total	Level 1	Level 2	Level 3
Assets
Notes receivable	$94,600	$-	$-	$94,600
Total assets	$94,600	$-	$-	$94,600
Liabilities
Notes Payable	$1,040,400	$-	$-	$1,040,400
Convertible notes payable	134,393	-	-	134,393
Total liabilities	$1,174,793	$-	$-	$1,174,793

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

NOTE 8 – PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	As of March 31,
	2022	2021
Building and building improvements	$8,976,878	$-
Computer software	875,925	734,510
Furniture and fixtures	237,045	230,685
Computer equipment	223,424	165,767
Leasehold improvements and other	263,208	138,529
Total property and equipment	10,576,480	1,269,491
Impairment of property and equipment	(100,165)	-
Accumulated depreciation and amortization	(891,174)	(381,541)
	$9,585,141	$887,950

Depreciation and amortization expense for the fiscal year ended March 31, 2022, and 2021 was $534,371 and $161,663, respectively. During the fiscal year ended March 31, 2022, the Company recognized an impairment loss of $100,165 in connection with its formal plans to reorganize its Korean operations. See Note 20, “SUBSEQUENT EVENTS” for more details.

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

During the fiscal year ended March 31, 2022, holders of 10,000 shares of the Company’s Series C Preferred Stock converted such holdings into an equal number of shares of the Company’s Class A Common Stock. In addition, during the fiscal year ended March 31, 2022, the Company issued: (a) 1.5 million shares in connection with the exercise of warrants by Company employees, and (b) 313,200 shares in connection with the exercise of warrants by independent distributors of the Company.

During the fiscal year ended March 31, 2021, the holders of 10.0 million shares of the Company’s Series B Preferred Stock and 10.0 million shares of the Company’s Class B Common Stock converted their holdings into an equal number of shares of the Company’s Class A Common Stock. In addition, during the fiscal year ended March 31, 2021, a then the purported holder of 20.0 million shares of the Company’s Series A Preferred Stock, converted such holdings into an equal number of shares of the Company’s Class A Common Stock, holders of 1.8 million shares of the Company’s Series A Preferred Stock converted such holdings into an equal number of shares of the Company’s Class A Common Stock, and holders of 260,000 shares of the Company’s Series C Preferred Stock converted such holdings into an equal number of shares of the Company’s Class A Common Stock.

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

The Company’s segment information is as follows:

	Fiscal Year Ended March 31,
	2022	2021
Net sales
Health and wellness products	$32,147,330	$64,046,966
Other	2,276,984	764,185
Total net sales	$34,424,314	$64,811,151
Operating earnings (loss):
Segment gross profit:
Health and wellness products	$22,059,788	$45,997,828
Other	1,562,655	548,829
Total segment gross profit	23,622,443	46,546,657
Selling and marketing expenses	17,239,655	29,740,974
General and administrative expenses	19,714,963	18,983,209
Consolidated operating loss	$(13,332,175)	$(2,177,526)
Total Assets:
Health and wellness	$13,729,219	$22,772,217
Corporate	29,435,505	464,739
Consolidated total assets	$43,164,724	$23,236,956
Payments for property and equipment:
Health and wellness	$208,952	$907,891
Corporate	9,123,016	6,445
Consolidated payments for property and equipment	$9,331,967	$914,336
Depreciation and amortization expense:
Health and wellness	$94,459	$155,085
Corporate	560,808	8,163
Consolidated depreciation and amortization	$655,267	$163,248

Geographic Area Information

Our consolidated net sales, by geographic area, were as follows:

	Fiscal Year Ended March 31,
Country	2022	2021
United States	$29,803,258	$60,961,369
Canada	2,446,330	3,214,633
Republic of Korea	1,706,367	-
Other	468,359	635,149
	$34,424,314	$64,811,151

Our consolidated total assets, by geographic area, were as follows:

	Fiscal Year Ended March 31,
Country	2022	2021
United States	$39,865,782	$20,941,018
Republic of Korea	2,663,149	1,200,214
Other	635,793	1,095,725
	$43,164,724	$23,236,956

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

Financing of Lindon, Utah Facility – On June 15, 2022, Linden Real Estate Holdings, LLC, a wholly owned subsidiary of the Company, American Pacific Bancorp, Inc. (“APB”), and the Company entered a Loan Agreement pursuant to which APB loaned to the Company for approximately $5.7 million. The loan bears interest at the annual rate of 8%, matures on June 1, 2024, and is secured by a first mortgage interest on the Company’s Lindon, Utah office building. In connection with the loan, the Company received net proceeds of $5,522,829 from APB on June 17, 2022. APB is a subsidiary of Alset eHome International Inc (NASDAQ:AEI). Heng Fai Ambrose Chan, and Frank D. Heuszel, each a Director of the Company, also serve on the Board of Directors of APB, and Mr. Chan also serves on the Board of Directors of Alset eHome International.

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

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Annual Report:

(a) List of Financial Statements and Financial Statement Schedules required by Item 8 of this Annual Report: See Consolidated Financial Statements beginning on Page 1 of this Annual Report. Certain financial statement schedules have been omitted because the required information does not apply or is contained in the registrant’s Consolidated Financial Statements, including the notes thereto.

(b) Exhibits

The following exhibits are filed as part of this Annual Report or are incorporated herein by reference:

3.1	Second Amended and Restated Articles of Incorporation of Sharing Services Global Corporation, which is incorporated herein by reference from Exhibit A to the Company’s Proxy Statement on Schedule 14A filed on July 14, 2021

3.2	Bylaws of Sharing Services Global Corporation, which is incorporated herein by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 24, 2019

4.1	Certificate of Designation of Series A Preferred Stock, which is incorporated herein by reference from Exhibit 3.1.2 to the Company’s Current Report on Form 8-K filed on May 8, 2017

4.2	Certificate of Designation of Series C Preferred Stock, which is incorporated herein by reference from Exhibit 3.1.4 to the Company’s Current Report on Form 8-K filed on May 8, 2017

4.3	Convertible Promissory Note dated April 13, 2018 issued by Sharing Service, Inc. in favor of RB Capital Partners, Inc., which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on April 19, 2018

4.4	Convertible Promissory Note dated April 5, 2021 issued by Sharing Service Global Corporation in favor of Decentralized Sharing Systems, Inc., which is incorporated herein by reference from Exhibit 1.2 to the Company’s Current Report on Form 8-K filed on April 9, 2021

4.5	Warrant to Purchase Shares of Sharing Services Global Corporation’s Class A Common Stock, which is incorporated herein by reference from Exhibit 1.3 to the Company’s Current Report on Form 8-K filed on April 9, 2021

4.6	Warrant to Purchase Shares of Sharing Services Global Corporation’s Class A Common Stock, which is incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 29, 2021

4.7	Warrant to Purchase Shares of Sharing Services Global Corporation’s Class A Common Stock, which is incorporated herein by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 27, 2022

4.8	Form of Convertible Promissory Note issued, in June 2022, by Sharing Service Global Corporation in favor of Decentralized Sharing Systems, Inc., which is incorporated herein by reference from Exhibit 4.8 to the Company’s Annual Report on Form 10-K filed on June 21, 2022

4.9	Form of Warrant to Purchase Shares of Sharing Services Global Corporation’s Class A Common Stock issued, in June 2022, by Sharing Service Global Corporation to Decentralized Sharing Systems, Inc., which is incorporated herein by reference from Exhibit 4.9 to the Company’s Annual Report on Form 10-K filed on June 21, 2022

10.1	U. S. Small Business Administration Note dated May 13, 2020 issued by Sharing Services Global Corporation in favor of Prosperity Bank, which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on May 18, 2020

10.2	Stock Purchase and Share Subscription Agreement dated as of July 22, 2020 by and between Sharing Services Global Corporation and Heng Fai Ambrose Chan, which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on July 24, 2020

10.3	Settlement Accommodation Agreement [Including Stock Disposition and Release Provisions] dated July 22, 2020 by and between Sharing Services Global Corporation, Bear Bull Market Dividends, Inc., Kenyatto Montez Jones, and MLM Mafia, Inc., which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on July 30, 2020

10.4	Securities Purchase Agreement dated as of April 5, 2021 by and among Sharing Service Global Corporation and Decentralized Sharing Systems, Inc., which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on April 9, 2021

10.5	Stock Purchase and Share Subscription Agreement dated as of December 23, 2021 by and among Sharing Service Global Corporation and Decentralized Sharing Systems, Inc., which is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 29, 2021

10.6	Business Consulting Agreement dated January 24, 2022 by and between Sharing Service Global Corporation and DSS, Inc., which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on January 27, 2022

10.7	Form of Distributor Agreement of The Happy Co., which is incorporated herein by reference from Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021, filed on June 10, 2021

10.8	2021 The Happy Co. Brand Partner Compensation Plan, which is incorporated herein by reference from Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021, filed on June 10, 2021

10.9	Form of Securities Purchase Agreement entered into, in June 2022, by and among Sharing Services Global Corporation, and the Decentralized Sharing Systems, Inc., which is incorporated herein by reference from Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed on June 21, 2022

10.10	Form of Security Agreement made, in June 2022, by Sharing Service Global Corporation in favor of Decentralized Sharing Systems, Inc., which is incorporated herein by reference from Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed on June 21, 2022

10.11	Form of Loan Agreement entered into, in June 2022,by and between LINDEN REAL ESTATE HOLDINGS, LLC and AMERICAN PACIFIC BANCORP, INC., which is incorporated herein by reference from Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on June 21, 2022

10.12	Form of DEED OF TRUST, ASSIGNMENT OF LEASES AND RENTS, SECURITY AGREEMENT AND FINANCING STATEMENT made, in June 2022, by LINDEN REAL ESTATE HOLDINGS, LLC in favor of Cottonwood Title Insurance Agency, Inc., for the benefit of American Pacific Bancorp, Inc., which is incorporated herein by reference from Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on June 21, 2022

10.13	Form of Demand Promissory Note issued, in June 2022, by LINDEN REAL ESTATE HOLDINGS, LLC in favor of AMERICAN PACIFIC BANCORP, INC., which is incorporated herein by reference from Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on June 21, 2022

21.1	List of Subsidiaries of Sharing Services Global Corporation, which is incorporated herein by reference from Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on June 21, 2022

23.1	Consent of Independent Registered Public Accounting Firm *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101	The following financial information from our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, and 2021, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive loss; (iii) the Consolidated Statements of Cash Flows and (iv) Consolidated Statements of Changes in Stockholders’ Equity, which is included herein

*Included herewith

c) (Financial Statement Schedules – Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of July 2022.

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

Signature	Title	Date
/s/ John Thatch	Chief Executive Officer and Vice Chairman of the Board of Directors (Principal Executive Officer)	July 7, 2022
John Thatch

/s/ Heng Fai Ambrose Chan	Executive Chairman of the Board of Directors	July 7, 2022
Heng Fai Ambrose Chan

/s/ David K. Keene	Director	July 7, 2022
David K. Keene

/s/ Frank D. Heuszel	Director	July 7, 2022
Frank D. Heuszel

/s/ Castel B. Hibbert	Director	July 7, 2022
Castel B. Hibbert

/s/ Robert H. Trapp	Director	July 7, 2022
Robert H. Trapp

/s/ Christian Zimmerman	Director	July 7, 2022
Christian Zimmerman

