Form 10-Q
period 2022-06-30
SHARING SERVICES GLOBAL Corp
filed 2022-08-15
CIK 1644488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

or

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

As of August 12, 2022, there were 262,832,833 shares of the issuer’s Class A Common Stock outstanding.

In its fiscal year 2021, the Company changed its fiscal year-end from a fiscal year ending on April 30 to a fiscal year ending on March 31st in this Quarterly Report, references to “the Company,” “Sharing Services,” “our company,” “we,” “our,” “ours,” and “us” refer to Sharing Services Global Corporation and its consolidated subsidiaries unless otherwise indicated or the context otherwise requires.

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

3

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited financial statements: condensed consolidated balance sheets as of June 30, 2022, condensed consolidated statements of operations and comprehensive income (loss), condensed consolidated statements of cash flows, and condensed consolidated statements of changes in stockholders’ equity for the three months ended June 30, 2022 and 2021, are those of Sharing Services Global Corporation and its subsidiaries.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	March 31, 2022
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$14,453,492	$17,023,266
Trade accounts receivable, net	1,889,118	1,682,958
Income taxes receivable	-	300,000
Inventory, net	4,132,781	4,374,236
Other current assets, net	2,428,486	3,511,282
Total Current Assets	22,903,877	26,891,742
Property and equipment, net	9,586,821	9,585,141
Right-of-use assets, net	527,492	593,389
Deferred income taxes, net	81,205	81,205
Investment in unconsolidated entities, net	9,929,294	5,063,940
Intangible assets	652,761	688,670
Other assets, net	170,597	260,637
TOTAL ASSETS	$43,852,047	$43,164,724

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$575,000	$985,139
Accrued sales commission payable	3,247,913	3,745,481
Employee stock warrants liability	344,463	452,050
State and local taxes payable	1,381,888	1,339,366
Note payable, related party	5,687,500	-
Accrued and other current liabilities	2,669,096	3,079,782
Convertible notes payable, related parties, net of unamortized debt discount and unamortized deferred loan cost of 20,033,135 and 20,151,230 as of June 30, 2022, and March 31, 2022, respectively.	7,016,865	9,898,770
Total Current Liabilities	20,922,725	19,500,588
Deferred income tax liability, net	550,780	-
Settlement liability, long term portion	-	373,677
Lease liability, long-term	461,515	461,515
TOTAL LIABILITIES	21,935,020	20,335,780
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.0001 par value, 200,000,000 shares authorized:
Series A convertible preferred stock, $0.0001 par value, 100,000,000 shares designated, 3,100,000 shares issued and outstanding as of June 30, 2022, and March 31, 2022, respectively	310	310
Series B convertible preferred stock, $0.0001 par value, 10,000,000 shares designated, no shares issued and outstanding at June 30 and March 31	-	-
Series C convertible preferred stock, $0.0001 par value, 10,000,000 shares designated, 3,220,000 shares and 3,220,000 shares issued and outstanding at June 30 and March 31, 2022, respectively	322	322
Common Stock, $0.0001 par value, 800,000,000 shares authorized:
Class A common stock, $0.0001 par value, 790,000,000 shares designated, 288,923,969 shares and 288,923,969 shares issued and outstanding at June 30 and March 31, 2022, respectively	28,892	28,892
Class B common stock, $0.0001 par value, 10,000,000 shares designated, no shares issued and outstanding	-	-
Treasury Stock, 26,091,136 shares, at cost	(626,187)	-
Additional paid in capital	81,950,266	80,738,719
Shares to be issued	12,146	12,146
Accumulated deficit	(59,239,346)	(57,886,336)
Accumulated other comprehensive loss	(209,376)	(65,109)
Total Stockholders’ Equity	21,917,027	22,828,944
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$43,852,047	$43,164,724

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended
	June 30, 2022	June 30, 2021
Net sales	$5,303,618	$11,211,526
Cost of goods sold	1,657,028	3,353,810
Gross profit	3,646,590	7,857,716
Operating expenses
Selling and marketing expenses	2,757,800	5,150,475
General and administrative expenses	4,550,903	4,728,310
Total operating expenses	7,308,703	9,878,785
Operating loss	(3,662,113)	(2,021,069)
Other income (expense)
Interest expense, net	(3,120,054)	(2,930,014)
Litigation settlements and other	69,229	(23,605)
Unrealized gain on investments	4,884,173
Gain (loss) on employee warrants liability	114,960	1,134,170
Gain on extinguishment of debt	-	1,040,400
Other non-operating expense	20,938	-
Total other income (expense), net	1,969,246	(779,049)
Loss before income taxes	(1,692,867)	(2,800,118)
Income tax (benefit) provision	(339,857)	747,889
Net loss	$(1,353,010)	$(3,548,007)
Other Comprehensive Income/Loss (net of tax):
Currency translation adjustments	(144,267)	32,203
Total other comprehensive income (loss)	(144,267)	32,203
Comprehensive loss	$(1,497,277)	$(3,515,804)
Net income (loss) per share:
Basic	$(0.01)	$(0.02)
Diluted	$(0.00)	$(0.02)
Weighted average shares:
Basic	278,315,485	184,435,274
Diluted	278,315,485	184,435,274

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended
	June 30, 2022	June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,353,010)	$(3,548,007)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	171,035	87,114
Stock-based compensation gain	(107,588)	(931,533)
Deferred income tax benefit	-	(717,960)
Amortization of debt discount and other	3,412,427	2,356,507
Gain on extinguishment of debt	(324,230)	(1,040,400)
Unrealized gain on investments	(4,884,173)	-
Provision for obsolete inventory	108,055	116,334
Changes in operating assets and liabilities:
Accounts receivable	(206,163)	4,755
Inventory	(111)	(3,450,228)
Other current assets	298,812	730,387
Other assets	(19,950)	(89,935)
Accounts payable	374,997	959,990
Income taxes payable	(30,259)	1,446,896
Lease liability	4,162	1,621
Accrued and other liabilities	(1,220,512)	(1,942,929)
Net Cash Used in Operating Activities	(3,776,508)	(6,017,388)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property and equipment	(136,807)	(244,728)
Collection of notes receivable		10,070
Net Cash Used in Investing Activities	(136,807)	(234,658)
CASH FLOWS FROM FINANCING ACTIVITIES:
Retirement of loan	(3,270,174)	-
Proceeds from issuance of promissory notes	5,687,500	-
Common stock received on litigation settlement	(1,043,645)	-
Proceeds from convertible notes	-	30,000,000
Net Cash Provided by Financing Activities	1,373,681	30,000,000
IMPACT OF CURRENCY RATE CHANGES ON CASH	(30,140)	26,304
Increase (decrease) in cash and cash equivalents	(2,569,774)	23,774,258
Cash and cash equivalents, beginning of period	17,023,266	12,144,409
Cash and cash equivalents, end of period	$14,453,492	$35,918,667

Supplemental cash flow information
Cash paid for interest	$481,043	$14,442
Cash paid for income taxes	$-	$-
Supplemented disclosure of non-cash investing and financing activities:
Stock issued for financing fees and prepaid interest on debt	$-	$5,400,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Class A and Class B Common Stock						Accumulated
	Number		Number		Number		Number		Additional	Shares			Other
	of	Par	of	Par	of	Par	of	Par	Paid in	to be	Treasury	Accumulated	Comprehensive
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Issued	Stock	Deficit	Loss	Total
Balance – March 31, 2022	3,100,000	$310	-	$-	3,220,000	$322	288,923,969	$28,892	$80,738,719	$12,146	$	(57,886,336)	$(65,109)	$22,828,944
Refinancing of debt and detachable warrants	-	-	-	-	-	-	-	-	1,211,547	-		-	-	1,211,547
Repurchase of 26,091,136 shares of Common Stock											(626,187)			(626,187)
Currency translation adjustments	-	-	-	-	-	-	-	-	-	-		-	(144,267)	(144,267)
Net loss	-	-	-	-	-	-	-	-	-	-		(1,353,010)		(1,353,010)
Balance – June 30, 2022	3,100,000	$310	-	$-	3,220,000	$322	288,923,969	$28,892	$81,950,266	$12,146	(626,187)	(59,239,346)	$(209,376)	$21,917,027

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Class A and Class B Common Stock					Accumulated
	Number		Number		Number		Number		Additional	Shares		Other
	of	Par	of	Par	of	Par	of	Par	Paid in	to be	Accumulated	Comprehensive
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Issued	Deficit	Loss	Total
Balance – March 31, 2021	5,100,000	$510	-	$-	3,230,000	$323	160,100,769	$16,010	$43,757,768	$12,146	$(37,627,718)	$-	$6,159,039
Common stock issued for deferred financing costs and prepaid interest on debt	-	-	-	-	-	-	27,000,000	2,700	6,477,300	-	(1,080,000)	-	5,400,000
Conversions of preferred stock			-	-	(10,000)	(1)	10,000	1	-	-	-	-	-
Issuance of debt with beneficial conversion feature and in-the-money stock warrant, net of tax	-	-	-	-	-	-	-	-	21,330,000	-	-	-	21,330,000
Expiration of common stock puts	-	-	-	-	-	-	-	-	-	-	177,879	-	177,879
Stock-based compensation expense	-	-	-	-	-	-	-	-	280,000	-	-	-	280,000
Currency translation adjustments	-	-	-	-	-	-	-	-	-	-	-	32,203	32,203
Net loss	-	-	-	-	-	-	-	-	-	-	(3,548,007)	-	(3,548,007)
Balance – June 30, 2021	5,100,000	$510	-	$-	3,220,000	$322	187,110,769	$18,711	$71,845,068	$12,146	$(42,077,846)	$32,203	$29,831,114

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS

Description of Operations

Sharing Services Global Corporation and subsidiaries (“Sharing Services,” “we,” or the “Company”) aim to build shareholder value by developing or acquiring businesses that augment the Company’s product and services portfolio, business competencies, and geographic reach.

The Company was incorporated in the State of Nevada in April 2015.

Health and Wellness Products - The Company’s subsidiaries operating in the health and wellness products industry, which accounted for substantially all the Company’s consolidated net sales during the periods included in this Quarterly Report, market their products primarily through an independent sales force, using a direct selling business model under the proprietary brand “The Happy Co.” Currently, The Happy Co.TM markets and distributes its health and wellness products primarily in the United States, Canada, the Republic of Korea, and other countries in the Asia Pacific region. In addition, certain of the Company’s domestic subsidiaries market its health and wellness products on a “not-for-resale” basis to consumers in other countries outside the U.S.

Subscription-Based Travel Services - Through its subsidiary, Hapi Travel Destinations, the Company is preparing to launch a subscription-based travel services business under the proprietary brand “Hapi Travel.” The Hapi TravelTM services are designed to offer the opportunity to travel to destinations in the U.S. and abroad to people of all ages, demographics, and economic backgrounds. Hapi TravelTM will also provide entrepreneurial opportunities to its subscribers by capitalizing on both the direct selling model and the retail travel business model.

Company-Owned and Franchised Destination Cafes – Sharing Services recently entered into a Letter of Intent (the “LOI”) to acquire the exclusive franchise rights in North America to the brand “Hapi Café” from Hapi Café, Inc., a company affiliated with Heng Fai Ambrose Chan, a Director of the Company, subject to formalization of a Master Franchise Agreement. Under the proposed terms, Sharing Services, directly or through its subsidiaries, will operate no less than five (5) corporate-owned stores and can offer to the public sub-franchise rights to own and operate other stores, subject to the terms and conditions contained in the LOI and the ultimate Master Franchise Agreement. Each corporate-owned or franchised Hapi CaféTM store will offer to customers and Brand Partners seeking a healthier lifestyle: (a) a selection of functional and healthy food and beverages, (b) a pleasant workspace with free Wi-Fi service, (c) extensive physical fitness, nutrition management and personal workout print and video content, and (d) our Hapi TravelTM subsidiary’s proprietary travel services.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated interim financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted as permitted pursuant to the rules and regulations of the SEC, although we believe that the disclosures made are adequate to make the information not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022. Unless so stated, the disclosures in the accompanying condensed consolidated financial statements do not repeal the disclosures in our consolidated financial statements for year ended March 31, 2022.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents include recent customer remittances deposited with our merchant processors at the balance sheet date, which generally settle within 24 to 72 hours. As of June 30, 2022, and March 31, 2022, cash and cash equivalents included cash held by our merchant processors of $1.2 million and $3.3 million, respectively, including $1.1 million and $3.0 million, respectively held by one merchant processor. In addition, as of June 30, 2022, and March 31, 2022, cash and cash equivalents held in bank accounts in foreign countries in the ordinary course of business were $1.0 million and $1.4 million, respectively. Amounts held by our merchant processor or held in bank accounts located in foreign countries are generally not insured by any federal agency.

Notes Receivable, net

At June 30, 2022 and March 31, 2022, Notes receivable were $539,623 and $601,520, before allowance for impairment losses of $539,623 and $601,520, respectively.

Inventory

Inventory consists of finished goods and promotional materials and are stated at the lower of cost, determined using the first-in, first-out (“FIFO”) method, or net realizable value. The Company periodically assesses its inventory levels when compared to current and anticipated sales levels. As of June 30, 2022, and March 31, 2022,the allowance for obsolete inventory was $108,055 and 108,055, respectively, in connection with health and wellness product that is damaged, expired or otherwise in excess of forecasted outputs, based on our current and anticipated sales levels. The Company reports its provisions for inventory losses in cost of goods sold in its consolidated statements of operations.

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

On June 15, 2022, Linden Real Estate Holdings, LLC, a wholly owned subsidiary of the Company, American Pacific Bancorp, Inc. (“APB”), and the Company entered into a Loan Agreement pursuant to which APB loaned the Company approximately $5.7 million. The loan bears interest at the annual rate of 8%, matures on June 1, 2024, and is secured by a first mortgage interest on the Company’s Lindon, Utah office building. In connection with this loan, the Company received net proceeds of $5,522,829 from APB on June 17, 2022. APB is a subsidiary of DSS, Inc. Heng Fai Ambrose Chan, and Frank D. Heuszel, each a Director of the Company, also serve on the Board of Directors of APB. Monthly payments of principal and interest in the amount of $43,897 are due beginning July 1, 2022 and are payable on the same date of each month thereafter.

Foreign Currency Translation

Prior to April 1, 2021, substantially all the Company’s consolidated net sales were denominated in U.S. dollars. As part of our growth initiatives, we are in the process of expanding operations outside the United States. The functional currency of each of our foreign operations is generally the respective local currency. Balance sheet accounts are translated into U.S. dollars (our reporting currency) at the rates of exchange in effect at the balance sheet date, while the results of operations and cash flows are generally translated using average exchange rates for the periods presented. Individual material transactions, if any, are translated using the actual rate of exchange on the transaction date. The resulting translation adjustments are reported in accumulated other comprehensive loss in our condensed consolidated balance sheets.

Comprehensive Income (Loss)

For the three months ended June 30, 2022, the Company’s comprehensive loss was comprised of currency translation adjustments and net loss. Prior to April 1, 2021, the only component of the Company’s comprehensive income (loss) was its net earnings (loss).

Revenue Recognition

As of June 30, 2022, and March 31, 2022, deferred sales revenue associated with product invoiced but not received by customers at the balance sheet date was $195,282 and $344,071, respectively. In addition, as of June 30, 2022, and March 31, 2022, deferred sales revenue associated with our unfulfilled performance obligations for services offered on a subscription basis was $65,318, and $70,968, and deferred sales revenue associated with our performance obligations for customers’ right of return was $63,046 and $63,890, and deferred revenues associated with customer loyalty points was $81,980 and $68,287, respectively. Deferred sales revenue is expected to be recognized over one year.

During the three months ended June 30, 2022, no individual customer, or affiliated group of customers, represented 10% or more of our consolidated net sales, and approximately 63% of our net sales were to customers (including 37% to recurring customers, which we refer to as “SmartShip” sales, and approximately 26% to new customers) and approximately 37% of our net sales were to our independent distributors. During the three months ended June 30, 2021, no individual customer, or affiliated group of customers, represents 10% or more of our consolidated net sales, and approximately 70% of our net sales were to customers (including 31% to recurring customers and approximately 39% to new customers) and approximately 30% of our net sales were to our independent distributors. During the three months ended June 30, 2022, and June 30, 2021, approximately 93% and 89%, respectively, of our consolidated net sales were to our customers and/or independent distributors located in the United States. No other country accounted for 10% or more of our consolidated net sales.

During the three months ended June 30, 2022, substantially all our consolidated net sales are from our health and wellness products (including approximately 70% from the sale of Nutraceutical products, 20% from the sale of coffee and other functional beverages, 9% from the sale of weight management products, and approximately 1% from the sale of all other health and wellness products). During the three months ended June 30, 2021, substantially all our consolidated net sales are from our health and wellness products (including approximately 42% from the sale of Nutraceutical products, 27% from the sale of coffee and other functional beverages, 12% from the sale of weight management products, and approximately 19% from the sale of all other health and wellness products).

During the three months ended June 30, 2022, approximately 94% of our consolidated product purchases were from a third-party manufacturer based in the U.S. During the three months ended June 30, 2021, approximately 49% of our consolidated product purchases were from a third-party manufacturer based in the U.S., while 51% of our product purchases were from a related-party supplier located in the Republic of Korea.

Sales Commissions

The Company recognizes sales commission expense, when incurred, in accordance with GAAP. During the three months ended June 30, 2022 and 2021, sales commission expense, which is included in selling and marketing expenses in our consolidated statements of operations and comprehensive loss, was $2.4 million and $5.0 million, respectively.

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

NOTE 3 – LOSS PER SHARE

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

The following table sets forth the computations of basic and diluted loss per share:

	Three Months Ended
	June 30, 2022	June 30, 2021
Net loss	$(1,353,010)	$(3,548,007)
Weighted average basic shares	278,315,485	184,435,274
Weighted average diluted shares	278,315,485	184,435,274
Loss per share:
Basic	$(0.01)	$(0.02)
Diluted	$(0.00)	$(0.02)

The following potentially dilutive securities and instruments were outstanding as of June 30, 2022, and June 30, 2021, but excluded from the table above:

	June 30, 2022	June 30, 2021
Convertible preferred stock	6,320,000	8,325,165
Convertible notes payable	135,377,975	152,231,082
Stock warrants	-	168,295,815
Total potential incremental shares	141,697,975	328,852,062

The preceding table does not include 1,875,000 and 8,750,000 stock warrants held by employees which are not vested (or exercisable) at June 30, 2022, and June 30, 2021, respectively.

NOTE 4 – INVENTORY, NET

Inventory consists primarily of finished goods. The Company provides an allowance for any slow-moving or obsolete inventory. As of June 30, 2022, and March 31, 2022, inventory consists of the following:

	June 30, 2022	March 31, 2022
Finished Goods	$4,240,836	$4,482,291
Allowance for inventory obsolescence	(108,055)	(108,055)
	$4,132,781	$4,374,236

NOTE 5 – OTHER CURRENT ASSETS, NET

Other current assets consist of the following:

	June 30, 2022	March 31, 2022
Prepaid consulting fees, related party	$2,013,706	$2,867,123
Inventory-related deposits	312,090	384,477
Prepaid insurance and other operational expenses	261,823	201,275
Deposits for sales events	5,000	222,540
Right to recover asset	15,632	15,632
Subtotal	2,608,251	3,691,047
Less: allowance for losses	(179,765)	(179,765)
	$2,428,486	$3,511,282

Prepaid consulting fees represent the fair value on the grant date of stock warrants issued to DSS in January 2022 for consulting services to be rendered over a year from the issue date (see Note 12 – Related Party Transactions for more information). Prepaid insurance and other operational expenses primarily consist of payments for goods and services (such as freight, trade show expenses and insurance premiums) which are expected to be realized in the next operating cycle. Right to recover asset is associated with our customers’ right of return and is expected to be realized in one year or less. As of both June 30, 2022, and March 31, 2022, the provision for losses in connection with certain inventory-related deposits for which recoverability is less than certain was $179,765.

NOTE 6 – INVESTMENT IN UNCONSOLIDATED ENTITIES, NET

In September 2021, the Company, Stemtech Corporation (“Stemtech”) and Globe Net Wireless Corp. (“GNTW”) entered into a Securities Purchase Agreement (the “SPA”) pursuant to which the Company invested $1.4 million in Stemtech in exchange for: (a) a Convertible Promissory Note in the amount of $1.4 million in favor of the Company (the “Convertible Note”) and (b) a detachable Warrant to purchase shares GNTW common stock (the “GNTW Warrant”). Stemtech is a subsidiary of GNTW. As an inducement to enter into the SPA, GNTW agreed to pay to the Company an origination fee of $500,000, payable in shares of GNTW’s common stock. The Convertible Note matures on September 9, 2024, bears interest at the annual rate of 10%, and is convertible, at the option of the holder, into shares of GNTW’s common stock at a conversion rate calculated based on the closing price per share of GNTW’s common stock during the 30-day period ended September 19, 2021. The GNTW Warrant expires on September 13, 2024 and conveys the right to purchase up to 1.4 million shares of GNTW’s common stock at a purchase price calculated based on the closing price per share of GTNW’s common stock during the 10-day period ended September 13, 2021. In September 2021, GNTW issued to the Company 154,173 shares of its common stock, or less than 1% of the shares of GNTW then issued and outstanding, in payment of the origination fee. In November 2021, Globe Net Wireless Corp. changed its corporate name to Stemtech Corporation. In connection therewith, the investee’s common stock is now traded under the symbol “STEK”.

The Company carries its investment in the Convertible Note, the GNTW Warrant and the shares of GNTW common stock at fair value in accordance with GAAP. During the three months ended June 30, 2022, the Company recognized unrealized gains, before income tax, of $4,865,354 in connection with its investment in the Convertible Note, the GNTW Warrant and the shares of GNTW common stock.

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

On a quarterly basis, the Company evaluates the recoverability of its investments and reviews current economic trends to determine the adequacy of its allowance for impairment losses based on each investee financial performance data and other relevant information. An estimate for impairment losses is recognized when recovery in full of the Company’s investment is no longer probable. Investment balances are written off against the allowance after the potential for recovery is considered remote.

Investment in unconsolidated entities consists of the following:

	June 30, 2022	March 31, 2022
Investment in detachable GNTW stock warrant	$7,000,000	$3,570,000
Investment in GNTW common stock	770,865	393,141
Investment in Stemtech convertible note	2,158,429	1,100,799
Investment in MojiLife, LLC	1,537,000	1,537,000
Subtotal	11,466,294	6,600,940
Less, allowance for impairment losses	(1,537,000)	(1,537,000
	$9,929,294	$5,063,940

The following table reflects the activity in the allowance for impairment losses for the periods presented:

	June 30, 2022	March 31, 2022
Balance at beginning of fiscal year	$1,537,000	$-
Provision for estimated impairment losses	-	1,537,000
Balance at end of fiscal year	$1,537,000	$1,537,000

NOTE 7 – PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	June 30, 2022	March 31, 2022
Building and building improvements	$8,975,805	$8,976,878
Computer software	1,015,742	875,925
Furniture and fixtures	237,042	237,045
Computer equipment	223,393	223,424
Leasehold improvements and other	261,304	263,208
Total property and equipment	10,713,286	10,576,480
Impairment of property and equipment	(100,165)	(100,165
Accumulated depreciation and amortization	(1,026,300)	(891,174)
	$9,586,821	$9,585,141

NOTE 8 – ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consist of the following:

	June 30, 2022	March 31, 2022
Deferred sales revenues	$405,626	$547,217
Liability associated with uncertain tax positions	921,987	921,987
Payroll and employee benefits	309,736	478,360
Settlement liability, current portion	-	341,919
Lease liability, current portion	68,477	134,578
Due to related parties	288,731	125,532
Other operational accruals	674,539	530,189
	$2,669,096	$3,079,782

Lease liability, current portion, represent obligations due within one year under operating leases for office space, automobiles, and office equipment. See Note14 - LEASES below for more information. Other operational accruals as of June 30, 2022, as presented above, include accrued expense of $379,556 and accrued interest of $118,405.

NOTE 9 - CONVERTIBLE NOTES PAYABLE, RELATED PARTIES

Convertible notes payable consists of the following:

Issuance Date	Maturity Date	Interest Rate	Conversion Price (per share)	June 30, 2022	March 31, 2022
April 2021	April 2024	8%	$0.20	$-	$30,000,000
October 2017	October 2022	12%	$0.15	50,000	50,000
June 2022	June 2024	8%	$0.03	27,000,000	-
Total convertible notes payable				27,050,000	30,050,000
Less: unamortized debt discount and deferred financing costs				20,033,135	20,151,230
				7,016,865	9,898,770
Less: current portion of convertible notes payable				7,016,865	9,898,770
Long-term convertible notes payable				$-	$-

The Company’s convertible notes are convertible, at the option of the holder, into shares of the Company’s Common Stock at the conversion prices shown above.

In October 2017, the Company issued a Convertible Promissory Note in the principal amount of $50,000 (the “Note”) to HWH International, Inc. (“HWH” or the “Holder”). HWH is affiliated with Heng Fai Ambrose Chan, who in April 2020 became a Director of the Company. The Note is convertible into 333,333 shares of the Company’s Common Stock. Concurrent with issuance of the Note, the Company issued to HWH a detachable warrant to purchase up to an additional 333,333 shares of the Company’s Common Stock, at an exercise price of $0.15 per share. Under the terms of the Note and the detachable stock warrant, the Holder is entitled to certain financing rights. If the Company enters into more favorable transactions with a third-party investor, it must notify the Holder and may have to amend and restate the Note and the detachable stock warrant to be identical. On August 9, 2022, HWH and the Company executed an agreement to settle the Note and cancel the related stock warrant for $78,636, which amount represents the principal plus accrued interest. The Company made the payment to HWH on August 9, 2022.

On April 5, 2021, the Company and Decentralized Sharing Systems, Inc. (“DSSI”) entered into a Securities Purchase Agreement, pursuant to which the Company issued: (a) a Convertible Promissory Note in the principal amount of $30.0 million (the “Note”) in favor of DSSI, and (b) a detachable Warrant to purchase up to 150,000,000 shares of the Company’s Class A Common Stock, at $0.22 per share, and DSSI loaned to the Company $30.0 million. DSSI, is a subsidiary of DSS, Inc. (formerly Document Security Systems, Inc., “DSS”), and, together with DSS, is a major shareholder of the Company. Under the terms of the loan, the Company agreed to pay to DSSI a loan Origination Fee of $3.0 million, payable in shares of the Company’s Class A Common Stock, at the rate of $0.20 per share. The Note bore interest at the annual rate of 8%, with a maturity date of April 5, 2024, subject to certain accelerated provisions upon the occurrence of an Event of Default, as was defined in the Note. At any time during the term of the Note, all or part of the Note, including the principal amount less unamortized prepaid interest, if any, plus any accrued interest could have been converted into shares of the Company’s Class A Common Stock at the rate of $0.20 per share, at the option of the holder. Interest on the Note was pre-payable annually in cash or in shares of the Company’s Class A Common Stock, at the option of the Company, except that interest for the first year was pre-payable in shares of the Company’s Class A Common Stock, at the rate of $0.20 per share. As further discussed below, the Note and the detachable Warrant were redeemed in June 2022.

In connection with the issuance of the Note and the detachable Warrant, the Company allocated $15.0 million of the net proceeds from the loan to the detachable Warrant, allocated $12.0 million of the net proceeds to the beneficial conversion feature embedded in the Note and recognized deferred financing costs of $3.0 million. The resulting debt discount and the deferred financing costs were being amortized into interest expense over the term of the note (three years). During the three months ended June 30, 2021, the Company issued to DSSI 27,000,000 shares of its Class A Common Stock, including 15,000,000 shares in payment of the loan Origination Fee and 12,000,000 shares in prepayment of interest for the first year and recognized a deemed dividend of $1,080,000 for the excess of the fair value of the shares issued over the amounts settled.

On June 15, 2022, the Company and DSSI which, together with DSS, is a majority shareholder of the Company, entered into an agreement pursuant to which the Company issued, to DSSI: (a) a two-year Convertible, Advancing Promissory Note in the principal amount of $27.0 million (the “2022 Note”) in favor of DSSI and (b) a detachable Warrant to purchase up to 818,181,819 shares of the Company’s Class A Common Stock at the exercise price of $0.033 per share. The 2022 Note bears interest at the annual rate of 8% and is due and payable on demand or, if no demand, on May 1, 2024. At any time during the term of the 2022 Note, all or part of the Note may be converted into up to 818,181,819 shares of the Company’s Class A Common Stock, at the option of the holder. Under the terms of the agreement, the Company agreed to pay to DSSI a loan origination fee of $270,000. In addition, DSSI agreed to surrender to the Company all DSSI’s rights pursuant to: (a) a certain Convertible Promissory Note in the principal amount of $30.0 million issued by the Company in April 2021 in favor of DSSI, and (b) a certain detachable Warrant to purchase up to 150,000,000 shares of the Company’s Class A Common Stock, at $0.22 per share, issued concurrently with such $30.0 million note. The Company recognized the transaction with DSSI as a debt extinguishment in accordance with GAAP. Since DSSI is a related party, the difference between the fair value of the new equity instruments and the carrying value of the retired equity instruments, was recognized in additional paid in capital on the Company’s condensed consolidated balance sheet.

During the three months ended June 30, 2022, and June 30, 2021, interest expense in connection with the Company’s convertible notes was $143,086 and $2.9 million, respectively, excluding amortization of debt discount and deferred financing costs of $2.5 million and $1.7 million, respectively. These amounts are included in interest expense in our consolidated statements of operations.

NOTE 10 – INCOME TAXES

The statutory rates for our domestic and our material foreign operations are as follows for the periods shown:

Country	2022	2021
United States	21%	21%
Republic of Korea	21%	22%

Our consolidated effective income tax rate reconciliation is as follows:

	Three Months Ended June 30,
	2022	2021
Federal statutory rate	21.0%	21.0%
State and local income taxes	0.6	(0.7)
Change in valuation allowance for NOL carry-forwards	1.3	(51.1)
Stock warrant transactions and other items	(2.8)	4.1
Effective income tax rate	20.1%	(26.7)%

Income taxes applicable to our foreign operations are not material in the periods presented.

NOTE 11 - STOCKHOLDERS’ EQUITY

Common Stock

During the three months ended June 30, 2022, the Company issued to DSSI: (a) a two-year Convertible, Advancing Promissory Note in the principal amount of $27.0 million (the “2022 Note”) in favor of DSSI and (b) a detachable Warrant to purchase up to 818,181,819 shares of the Company’s Class A Common Stock at the exercise price of $0.033 per share. The transaction is discussed more fully in Note 9 – Convertible Notes Payable, Related Parties.

In May 2022, the Company and certain of its subsidiaries, on the one hand, and Alchemist, the former officer and certain entities affiliated with the former officer, on the other hand, entered into a Confidential Settlement Agreement with Mutual Releases (the “May 2022 Settlement Agreement”) pursuant to which the parties amicably settled all claims and disputes among them; (b) the former officer sold to the Company 26,091,136 shares of the Company’s common stock then under the voting and dispositive control of the former officer; (c) the Company made a one-time payment of $1,043,645; and (d) the Company and its relevant subsidiaries, on the one hand, and the former officer and relevant entities affiliated with the former officer, on the other hand, exchanged customary mutual releases of any prior obligations among them. On May 19, 2022, the closing price for the Company’s common stock was $0.25 per share. In the fiscal quarter ending June 30, 2022, the Company measured and recognized the repurchase of its common stock at its fair value of $626,187, derecognized its remaining liability under the Co-Founder’s Agreement, and recognized a recovery of $324,230 in connection with the previously recognized loss related to the Co-Founder’s Agreement.

At the Annual Meeting, the Company’s Shareholders ratified the Third Amended and Restated Articles of Incorporation of the Company and approved the maximum number of shares which the Corporation shall have the authority to issue of Two Billion Two Hundred Million (2,200,000,000) shares, $0.0001 par value per share, of which: (a) Two Billion (2,000,000,000) Shares of Common Stock having a par value of $0.0001 per share (“Common Stock”) and (b) Two Hundred Million (200,000,000) Shares of Preferred Stock comprised of Series A and Series C having a par value of $0.0001 per share or as authorized (“Preferred Stock”).

The Company’s Board of Directors has designated 10,000,000 shares of Class B Common Stock, par value 0.0001 per share. As of both: June 30, 2022, and March 31, 2022, there were 288,923,969 shares of the Company’s Class A Common Stock issued. As of June 30, 2022, and March 31, 2022, there were 262,832,833 shares and 288,923,969 shares, respectively, net of 26,091,136 shares held in Treasury Stock at June 30, 2022, of the Company’s Class A Common Stock outstanding. As of June 30, 2022, and March 31, 2022, there were no shares of the Company’s Class B Common Stock issued and outstanding.

NOTE 12 - RELATED PARTY TRANSACTIONS

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

In April 2021, the Company and DSSI entered into a Securities Purchase Agreement, pursuant to which DSSI granted a $30.0 million loan to the Company in exchange for: (a) a Convertible Promissory Note in the principal amount of $30.0 million (the “Note”) in favor of DSSI, and (b) a detachable Stock Warrant to purchase up to 150,000,000 shares of the Company’s Class A Common Stock, at $0.22 per share. At any time during the term of the Note, all or part of the Note, including the principal amount less unamortized prepaid interest, if any, plus any accrued interest can be converted into shares of the Company’s Class A Common Stock at the rate of $0.20 per share, at the option of the holder. Under the terms of the loan agreement, the Company agreed to pay to DSSI a loan origination fee of $3.0 million, payable in shares of the Company’s Class A Common Stock, with the number of shares to be calculated at the rate of $0.20 per share. In April 2021, Sharing Services issued 27.0 million shares of its Class A Common Stock to DSSI, including 15.0 million shares in payment of the loan origination fee and 12.0 million shares in prepayment of interest on a loan for the first year.

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

In January 2022, the Company and DSS who, together with its subsidiaries, is currently a majority shareholder of the Company, entered into a one-year Business Consulting Agreement (the “Consulting Agreement”) pursuant to which DSS will provide to the Company certain consulting services, as defined in the Consulting Agreement. The Consulting Agreement may be terminated by either party on a 60-day’s written notice. In connection with the Consulting Agreement, the Company agreed to pay DSS a flat monthly fee of sixty thousand dollars ($60,000) and DSS received a fully vested detachable Stock Warrant to purchase up to 50.0 million shares of the Company’s Class A Common Stock, at the exercise price of $0.0001 per share. On the effective date of the Consulting Agreement, the closing price of the Company’s common stock was $0.07 per share and the fair value of the Stock Warrant was $3.5 million. The fair value of the Stock Warrant is being recognized as consulting expense over the term of one year. During the three months ended June 30, 2022, the Company recognized consulting expense of $872,603, in connection with the Consulting Agreement. In February 2022, the Company issued 50.0 million shares of its Common Stock Class A to DSS in connection with exercise of the Stock Warrant.

On June 15, 2022, the Company and Decentralized Sharing Systems, Inc. (“DSSI”) entered into a Securities Purchase Agreement (the “SPA”), pursuant to which the Company issued: (a) a Convertible Promissory Note in the principal amount of $27.0 million (the “2022 Note”) in favor of DSSI and (b) a detachable Warrant to purchase up to 818,181,819 shares of the Company’s Class A Common Stock (the “Warrant”), at $0.033 per share, in exchange for the $27.0 million. The 2022 Note bears interest at the annual rate of 8% and is due and payable on demand or, if no demand, on May 1, 2024. At any time during the term of the 2022 Note, all or part of the Note may be converted into up to 818,181,819 shares of the Company’s Class A Common Stock, at the option of the holder.

In connection with the loan, the Company agreed to pay to DSSI a loan Origination Fee of $270,000. In addition, DSSI agreed to surrender to the Company all DSSI’s rights pursuant to: (a) a certain Convertible Promissory Note in the principal amount of $30.0 million issued by the Company in April 2021 in favor of DSSI, and (b) a certain detachable Warrant to purchase up to 150,000,000 shares of the Company’s Class A Common Stock, at $0.22 per share, issued concurrently with such $30.0 million note.

As of June 30, 2022, DSS and its affiliates owned, in the aggregate, 191.9 million shares of the Company’s Class A Common Stock, excluding 878.2 million shares issuable upon the exercise of warrants held by DSS and 818.2 million shares issuable upon conversion of the Note discussed in the third preceding paragraph. Heng Fai Ambrose Chan, Frank D. Heuszel, and John (“JT”) Thatch, each a Director of the Company, also serve on the Board of Directors of DSS. Mr. Chan serves as Chairman of the Board of Directors of the Company. Mr. Thatch also serves as President, CEO and Vice Chairman of the Board of Directors of the Company.

HWH International, Inc.

In October 2017, Sharing Services issued a Convertible Promissory Note in the principal amount of $50,000 (the “Note”) to HWH International, Inc. (“HWH” or the “Holder”). HWH is affiliated with Heng Fai Ambrose Chan, who became a Director of the Company in April 2020. The Note is convertible into 333,333 shares of the Company’s Common Stock. Concurrent with issuance of the Note, the Company issued to HWH a detachable stock warrant to purchase up to an additional 333,333 shares of the Company’s Common Stock, at an exercise price of $0.15 per share. Under the terms of the Note and the detachable stock warrant, the Holder is entitled to certain financing rights. If the Company enters into more favorable transactions with a third-party investor, it must notify the Holder and may have to amend and restate the Note and the detachable stock warrant to be identical. On August 9, 2022, HWH and the Company executed an agreement to settle the Note and cancel the related stock warrant for $78,635.62, which amount represents the principal plus accrued interest. The Company made the payment to HWH on August 9, 2022.

HWH World, Inc.

A subsidiary of the Company operating in the Republic of Korea subleases office space from HWH World, Inc. (“HWH World”), a subsidiary of DSS and a company affiliated with Heng Fai Ambrose Chan, a Director of the Company. Pursuant to the terms of the sublease agreement, the Company recognized a right-of-use asset and an operating lease liability of $261,835 in connection therewith. In fiscal year ended March 31, 2022, the Company recognized expense of $222,092 in connection this lease. As of March 31, 2022, accounts payable included payments due to HWH World under the lease of $213,742. In May 2022, the Company and HWH World amended the related sublease agreement to significantly reduce the space subleased by the Company and the related rent obligation. On June 30, 2022, the right-of-use asset and liability were written off and a new month-to-month rental agreement was entered into for the reduced space subleased by the Company. The company recognized $936 in rent expense in connection with the new lease.

In September 2021, the Company and HWH World entered into an Advisory Agreement pursuant to which the Company provides strategic advisory services to HWH World in connection with its North America expansion plans in exchange for a monthly fee of $10,000. During the fiscal year ended March 31, 2022, the Company recognized consulting income of $76,700 in connection therewith. The Advisory Agreement was terminated during the three months ended June 30, 2022.

Impact Biomedical, Inc.

In the fiscal year ended March 31, 2022, a wholly owned subsidiary of the Company purchased health and wellness products from Impact Biomedical, Inc., a subsidiary of DSS, in the aggregate amount of $111,414. During the three months ended June 30, 2022, the Company’s purchases of health and wellness products from Impact Biomedical, Inc., totaled $19,247.

K Beauty Research Lab. Co., Ltd

In the fiscal year ended March 31, 2022, a wholly owned subsidiary of the Company purchased skin care products manufactured by K Beauty Research Lab. Co., Ltd (“K Beauty”), a South Korean-based supplier of skin care products that is affiliated with Heng Fai Ambrose Chan, a Director of the Company, in the aggregate amount of $2.3 million. The Company’s affiliates operating in Asia intend to distribute skin care and other products in South Korea and other countries, including skin care products procured from K Beauty, as part of the Company’s previously announced strategic growth plans. During the three months ended June 30, 2022, the Company purchased skin care products manufactured by K Beauty Research Lab in the amount of $643.

Premier Packaging Corporation

During the three months ended June 30, 2021, a wholly owned subsidiary of the Company issued purchase orders to Premier Packaging Corporation, a subsidiary of DSS, to acquire printed packaging materials in the aggregate amount of $151,509. No purchase orders were issued during the three months ended June 30, 2022.

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

In May 2022, the Company and certain of its subsidiaries, on the one hand, and Alchemist, the former officer and certain entities affiliated with the former officer, on the other hand, entered into a Confidential Settlement Agreement with Mutual Releases (the “May 2022 Settlement Agreement”) pursuant to which the parties amicably settled all claims and disputes among them; (b) the former officer sold to the Company 26,091,136 shares of the Company’s common stock then under the voting and dispositive control of the former officer; (c) the Company made a one-time payment of $1,043,645; and (d) the Company and its relevant subsidiaries, on the one hand, and the former officer and relevant entities affiliated with the former officer, on the other hand, exchanged customary mutual releases of any prior obligations among them. On May 19, 2022, the closing price for the Company’s common stock was $0.25 per share. In the fiscal quarter ending June 30, 2022, the Company measured and recognized the repurchase of its common stock at its fair value of $626,187, derecognized its remaining liability under the Co-Founder’s Agreement, and recognized a recovery of $324,230 in connection with the previously recognized loss related to the Co-Founder’s Agreement.

The Company subleases warehouse and office space from Alchemist, until May 2022, a 10% shareholder of the Company. During the three months ended June 30, 2022, rent expense associated with such sublease agreement was $25,081.

American Premium Water Corporation

In July 2021, the Company, and American Premium Water Corporation (“American Premium”) entered into a business consulting agreement pursuant to which the Company provides consulting services to American Premium in exchange for a monthly fee of $4,166. Mr. John “JT” Thatch, a director of the Company, also serves on the Board of Directors of American Premium. During the three months ended June 30, 2022, the Company recognized consulting fee income of $12,498.

Alset Title Company, Inc.

In December 2021, Sharing Services, through one of its subsidiaries, purchased an office building in Lindon, Utah for $8,942,640. In connection therewith, Alset Title Company, Inc. (“Alset Title”), a subsidiary of DSS, acted as escrow and closing agent for the transaction, at no cost. DSS, together with its subsidiaries, is a majority shareholder of the Company.

Hapi Café, Inc.

In November 2021, Sharing Services and Hapi Café, Inc., a company affiliated with Heng Fai Ambrose Chan, a Director of the Company, entered into a Master Franchise Agreement pursuant to which Sharing Services acquired the exclusive franchise rights in North America to the brand “Hapi Café.” Under the terms, Sharing Services, directly or through its subsidiaries, has the right to operate no less than five (5) corporate-owned stores and can offer to the public sub-franchise rights to own and operate other stores, subject to the terms and conditions contained in the Master Franchise Agreement.

American Pacific Bancorp

On June 15, 2022, Sharing Services, through one of its subsidiaries, entered into a secured real estate promissory note with American Pacific Bancorp, Inc. (“APB”), and the Company entered into a Loan Agreement pursuant to which APB loaned the Company approximately $5.7 million. The loan bears interest at the annual rate of 8% matures on June 1, 2024, is payable in equal monthly instalments of $43,897 commencing on July 1, 2022 (with the remainder due on June 1, 2024), and is secured by a first mortgage interest on the Company’s Lindon, Utah office building. In connection with this loan, the Company received net proceeds of $5,522,829 from APB on June 17, 2022. APB is a subsidiary of DSS. Heng Fai Ambrose Chan, and Frank D. Heuszel, each a Director of the Company, also serve on the Board of Directors of APB.

NOTE 13 – STOCK-BASED COMPENSATION

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

In October 2017, the Company issued a convertible note in the principal amount of $50,000 to HWH International, Inc. (“HWH”) and a detachable stock warrant to purchase up to 333,333 shares of the Company’s Common Stock, at an exercise price of $0.15 per share. The Note is convertible into 333,333 shares of the Company’s Common Stock and expires in October 2022. HWH is affiliated with Heng Fai Ambrose Chan, who in April 2020 became a Director of the Company.

During fiscal year 2020, subsidiaries of the Company entered multi-year employment agreements with its key employees. In general, each employment contract contained a fully vested initial grant of warrants exercisable at a fixed exercise price and, provided for subsequent grants that were exercisable at a discounted price based on the 10-day average stock price determined at the time of exercise. The subsequent grants would vest at each anniversary date of the employment agreement effective date. The Company begins recognizing the compensatory nature of the warrants at the service inception date and ceases recognition at the vesting date. Due to the variable nature of the exercise price for some grants, the Company will continue to recognize expense (or benefit) after the end of the service period until the warrants are exercised or expire. As such, the Company disclosures below are based on either (i) the fixed exercise price of the warrant; or (ii) the variable exercise price of the warrant as determined on the last day of the period.

During the three months ended June 30, 2022, and 2021, the Company recognized a compensatory gain of $114,960 and $1,134,170, respectively, in connection with grants with a variable exercise price after service is completed.

NOTE 14 – LEASES

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

The following information pertains to the Company’s leases as of the balance sheet dates indicated:

Assets	Classification	June 30, 2022	March 31, 2022
Operating leases	Right-of-use assets, net	$527,492	$593,389
Total lease assets		$527,492	$593,389

Liabilities
Operating leases	Accrued and other current liabilities	$68,477	$134,578
Operating leases	Lease liability, long-term	461,515	461,515
Total lease liabilities		$529,992	$596,093

The following information pertains to the Company’s leases for the periods indicated:

		Three Months Ended June 30,
Lease cost	Classification	2022	2021
Operating lease cost	General and administrative expenses	$23,178	$159,820
Operating lease cost	Depreciation and amortization	-	-
Operating lease cost	Interest expense, net	-	-
Total lease cost		$23,178	$159,820

The Company’s lease liabilities are payable as follows:

Twelve months ending June 30,	Amount
2023	$102,897
2024	52,128
2025	60,500
2026	69,746
2027	79,713
Thereafter	231,108
Total remaining payments	596,092
Less imputed interest	(66,100)
Total lease liability	$529,992

NOTE 15 – COMMITMENTS AND CONTINGENCIES

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

The outcome of litigation is uncertain, and despite management’s view of the merits of any litigation, or the reasonableness of the Company’s estimates and reserves, the Company’s financial statements could nonetheless be materially affected by an adverse judgment. The Company believes it has adequately reserved for the contingencies arising from current legal matters where an outcome was deemed to be probable, and the loss amount could be reasonably estimated. No provision for legal matters was deemed necessary at June 30, 2022.

Legal Proceedings

The Company from time to time is involved in various claims and lawsuits incidental to the conduct of its business in the ordinary course. We do not believe that the ultimate resolution of these matters will have a material adverse impact on our consolidated financial position, results of operations or cash flows.

(a)	Case No. 4:20-cv-00946; Dennis Burback, Ken Eddy and Mark Andersen v. Robert Oblon, Jordan Brock, Jeff Bollinger, Four Oceans Global, LLC, Four Oceans Holdings, Inc., Alchemist Holdings, LLC, Elepreneurs U.S., LLC, Elevacity U.S., LLC, Sharing Services Global Corporation, Custom Travel Holdings, Inc., and Does 1-5, pending in the United States District Court for the Eastern District of Texas. On December 11, 2020, three investors in Four Oceans Global, LLC filed a lawsuit against the Company, its affiliated entities, and other persons and entities related to an investment made by the three investors in 2015. The Company and its affiliated entities have filed an answer denying the three investors’ claims. Plaintiffs filed a first amended complaint on October 14, 2021. The Company and its affiliated companies were dismissed with prejudice from this matter on July 20, 2022.

(b)	AAA Ref. No. 01-20-0019-3907; Sharing Services Global Corporation, Elevacity Holdings, LLC, Elevacity U.S., LLC, Elepreneurs Holdings, LLC and Elepreneurs U.S., LLC v. Robert Oblon, pending before the American Arbitration Association. On December 30, 2020, the Company and its affiliated companies filed an arbitration complaint against Robert Oblon for breach of contract and a declaratory judgment relating to the Multi-Party Settlement Agreement with Robert Oblon. This matter was settled and closed as of June 30, 2022.

(c)	Case No. 4:20-cv-00989; Sharing Services Global Corporation, Elevacity Holdings, LLC, Elevacity U.S., LLC, Elepreneurs Holdings, LLC and Elepreneurs U.S., LLC v. Robert Oblon, pending in the in the United States District Court for the Eastern District of Texas. On December 30, 2020, the Company and its affiliated companies filed a lawsuit against Robert Oblon seeking injunctive relief relating to the Multi-Party Settlement Agreement with Robert Oblon. This matter was settled and closed as of June 30, 2022.

(d)	Case No. 4:21-cv-00026; Elepreneurs Holdings, LLC d/b/a Elepreneur, LLC, Elepreneurs U.S., LLC d/b/a Elepreneurs, LLC, and SHRG IP Holdings, LLC v. Lori Ann Benson, Andrea Althaus and Lindsey Buboltz, pending in the United States District Court for the Eastern District of Texas. On December 31, 2020, the Company filed suit against three former distributors and obtained injunctive relief from the 429th Judicial District of Collin County, Texas. The lawsuit was removed by the three former distributors to federal court. The Company subsequently obtained injunctive relief from the federal court. This matter remains pending as of June 30, 2022.

(e)	Case No. 4:21-cv-00183; Sharing Services Global Corporation f/k/a Sharing Services, Inc., Elepreneurs Holdings, LLC n/k/a Elevacity Holdings, LLC, Elepreneurs U.S., LLC n/k/a Elevacity U.S., LLC and SHRG IP Holdings, LLC v. AmplifeiIntl, LLC d/b/a HAPInss and HAPInssBrands, LLC pending in the United States District Court for the Eastern District of Texas. On March 5, 2021, the Company and its affiliated entities filed suit against a newly formed competitor for various claims including trademark infringement, trade secret violations, and unfair competition under state and federal law as well as tortious interference with contracts and business relationships. This matter was settled and closed as of June 30, 2022.

(f)	Case No. 429-01137-2022; Elevacity U.S., LLC d/b/a The Happy Co. and Elepreneurs U.S., LLC d/b/a Elepreneurs, LLC v. Mark Willodson, Judy Willodson and Valentus, Inc., pending in the 429th Judicial District Court of Collin County, Texas. On March 9, 2022, the Company filed suit against a competitor and former distributors. This matter remains pending as of June 30, 2022.

(g)	Case No. 4:22-cv-00042; Elevacity U.S., LLC d/b/a The Happy Co. and Elepreneurs U.S., LLC d/b/a Elepreneurs, LLC v. Brian Christopher Schweda, Jr., pending in the United States District Court for the Eastern District of Texas. On January 20, 2022, the Company filed suit against a former distributor. This matter remains pending as of June 30, 2022.

(h)	Case No. 4:22-cv-00047; Elevacity U.S., LLC d/b/a The Happy Co. and Elepreneurs U.S., LLC d/b/a Elepreneurs, LLC v. Kimberley McLean, pending in the United States District Court for the Eastern District of Texas. On January 20, 2022, the Company filed suit against a former distributor. This matter remains pending as of June 30, 2022.

NOTE 16 - FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

Our financial instruments consist of cash equivalents, if any, accounts receivable, notes receivable, investments in unconsolidated entities, accounts payable and convertible notes payable. The carrying amounts of cash equivalents, if any, trade accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these financial instruments.

Consistent with the valuation hierarchy contained in ASC Topic 820, we categorized certain of our financial assets and liabilities as follows:

	June 30, 2022
	Total	Level 1	Level 2	Level 3
Assets

Investment in unconsolidated entities	$9,929,294	$-	$-	9,929,294
Total assets	$9,929,294	$-	$-	$9,929,294
Liabilities

Convertible notes payable	$25,577,273	$-	$25,527,273	$50,000
Total liabilities	$25,577,273	$-	$25,527,273	$50,000

	March 31, 2022
	Total	Level 1	Level 2	Level 3
Assets

Investment in unconsolidated entities	$5,063,940	$-	$-	$5,063,940
Total assets	$5,063,940	$-	$-	$5,063,940
Liabilities

Convertible notes payable	$5,840,000	$-	$5,790,000	$50,000
Total liabilities	$5,840,000	$-	$5,790,000	$50,000

NOTE 17 - SUBSEQUENT EVENTS

On July 28, 2022, at the Company’s Annual Meeting of Stockholders, the Company’s Stockholders: (i) elected each John (“JT”) Thatch and Robert H Trapp to serve as Class I directors for a four-year term or until their respective successors are elected and qualified, (ii) ratified the Third Amended and Restated Articles of Incorporation of the Company which was previously approved by the Board of Directors, and (iii) ratified the appointment by the Board of Directors of Ankit Consulting Services, Inc., Certified Public Accountants as the Company’s independent registered public accounting firm for the fiscal year that commenced on April 1, 2022.

In July and August 2022, the Company made investments in marketable securities, in the aggregate, of approximately $5.1 million to be carried at fair value in the Company’s unaudited consolidated financial statements.

In October 2017, Sharing Services issued a Convertible Promissory Note in the principal amount of $50,000 (the “Note”) to HWH International, Inc. (“HWH”). Concurrent with issuance of the Note, the Company issued to HWH a detachable stock warrant to purchase up to an additional 333,333 shares of the Company’s Common Stock, at an exercise price of $0.15 per share. On August 9, 2022, HWH and the Company executed an agreement to settle the Note and cancel the related stock warrant for $78,636, which amount represents the principal plus accrued interest. The Company made the payment to HWH on August 9, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following section discusses management’s views of the financial condition and the results of operations and cash flows of Sharing Services Global Corporation and consolidated subsidiaries. This section should be read in conjunction with: (a) our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, and (b) our condensed consolidated financial statements included elsewhere in this Quarterly Report. This section may contain forward-looking statements. See “Cautionary Notice Regarding Forward-Looking Statements” above for a discussion of forward-looking statements.

Summary Results of Operations:

	Three Months Ended June 30,
	2022	2021	Increase (Decrease)	% Change
Net sales	$5,303,618	$11,211,526	$(5,907,908)	-52.7%
Gross profit	3,646,590	7,857,716	(4,211,126)	-53.6%
Operating expenses	(7,308,703)	(9,878,785)	(2,570,081)	-26.0%
Operating loss	(3,662,113)	(2,021,069)	(1,641,044)	81.2%
Non-operating income (expense), net	1,969,246	(779,049)	2,748,295	-352.8%
Loss before income taxes	(1,692,867)	(2,800,118)	(1,107,251)	-39.5%
Income tax (benefit) expense	(339,857)	747,889	(1,087,746)	-145.4%
Net loss	$(1,353,010)	$(3,548,007)	$2,194,997	-61.9%

Highlights for the Three months ended June 30, 2022:

●	For the three months ended June 30, 2022, our consolidated net sales decreased $5.9 million, or 52.7%, to $5.3 million, compared to the three months ended June 30, 2021.

●	For the three months ended June 30, 2022, our consolidated gross profit decreased $4.2 million, or 53.6%, to $3.6 million, compared to the three months ended June 30, 2021. Our consolidated gross margin was 68.8% for the three months ended June 30, 2022, compared to 70.1% for the three months ended June 30, 2021.

●	For the three months ended June 30, 2022, our consolidated operating expenses decreased $2.6 million, or 26.0%, to $7.3 million, compared to the three months ended June 30, 2021.

●	For the three months ended June 30, 2022, our consolidated operating loss was $3.7 million, compared to $2.0 million for the three months ended June 30, 2021.

●	For the three months ended June 30, 2022, our consolidated net non-operating income was $1.9 million, compared to net non-operating expenses of $779,049 for the three months ended June 30, 2021.

●	For the three months ended June 30, 2022, our consolidated net loss was $1.3 million compared to net loss of $3.5 million for the three months ended June 30, 2021. For the three months ended June 30, 2022, and June 30, 2021, our diluted losses per share were $0.00 and $0.02, respectively.

●	For the three months ended June 30, 2022, our consolidated net cash used by operating activities was $3.8 million compared to $6.0 million for the three months ended June 30, 2021.

●	In June 2022, the Company and Decentralized Sharing Systems, Inc. (“DSSI”), a subsidiary of DSS, Inc. (“DSS”), and, together with DSS, a major shareholder of the Company entered into an agreement pursuant to which the parties to the agreement replaced the $30.0 million loan from April 2021 with a $27.0 million loan.

●	In June 2022, the Company, through a subsidiary, and American Pacific Bancorp, Inc. (“APB”), a subsidiary of DSS, entered into a Loan Agreement pursuant to which APB loaned the Company approximately $5.7 million.

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

The Company was incorporated in the State of Nevada on April 24, 2015.

As further discussed below, the Company intends to continue to grow its business both organically and by making strategic acquisitions from time to time of businesses and technologies that augment its product portfolio, complement its business competencies, and fit its growth strategy.

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

Industry and Business Trends

The information in “Industry and Business Trends” included in ITEM 1 — “Business” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, is incorporated herein by reference.

Strategic Profitable Growth Initiatives

The Company intends to grow its business by pursuing a multipronged growth strategy, that includes: (a) expanding its product offerings, both within the health and wellness category and in new product categories, (b) expanding its direct-to-consumer geographic footprint (primarily in Asia), and (c) launching its previously announced membership-based consumer travel products line worldwide. This growth strategy may also include the use of strategic acquisitions of businesses that augment the Company’s product and services portfolio, business competencies and geographic reach.

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

In efforts to protect our customers, distributors, employees, and other business partners, in 2020, we instituted several preventive measures, including temporarily transitioning a significant number of our corporate employees to working remotely, increasing efforts to clean and sanitize our business facilities, increasing employee safety communication, and transitioning our sales conventions to a virtual convention platform. While these temporary measures are increasingly being eased or fully reversed at the time of this Quarterly Report, we believe these necessary, temporary measurements are likely to have had an adverse impact on our business.

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

The COVID emergency also may have the effect of exacerbating some of the other risk factors described elsewhere in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, including the success of our growth initiatives, our ability to anticipate and effectively respond to changes in consumer preferences and buying trends in a timely manner, our dependence on one supplier for a substantial portion of the products we sell, potential fluctuations in our quarterly financial performance, our ability to generate sustained, positive cash flows from operations with which to fund our working capital needs, the potential impact on our financial performance from economic slowdowns, our ability to effectively and cost-efficiently respond to any epidemics and other health emergencies, and the potential impact on our business of any disruption in our information technology systems.

Results of Operations

The Three months ended June 30, 2022, Compared to the Three months ended June 30, 2021

Net Sales

For the three months ended June 30, 2022, our consolidated net sales decreased by $5.9 million, or 52.7%, to $5.3 million, compared to the three months ended June 30, 2021. The decrease in net sales mainly reflects: (a) continuation of the decline in consumer orders that we experienced since the fourth quarter of the fiscal year 2020, (b) a decline in independent distributor orders, in the number of new independent distributors and in the number of continuing active distributors, resulting, in part, from recent product reformulations and increased competition for independent distributors, and (c) the generally adverse impact on consumer buying trends resulting from the recent increase in consumer good prices and in energy costs in the U.S. and from lingering effects of the COVID global health emergency and actions taken to help mitigate the spread of the virus in the geographies in which we operate. In efforts to restore strong sales growth, in the past several months, we have developed and launched our new business brand, “The Happy CoTM,” at our Elevacity division, have accelerated our previously announced initiatives to expand our operations into additional international geographies, and have further intensified our efforts to recruit, develop and reward our distributors and our efforts to reach new consumers, including through the continued introduction of new products.

We believe there continues to be significant uncertainty about the potentially adverse impact of the current health crisis on the economies and employment markets of several countries, including the U.S. and Canada. Please see Overview - Significant Uncertainty Regarding the Potential Impact of Ongoing COVID Health Crisis above.

The $5.9 million decrease in consolidated net sales primarily reflects a decrease in number of comparable product units sold, partially offset by sales of products introduced since June 30, 2021, of approximately $795,000.

During the three months ended June 30, 2022, and 2021, the Company derived substantially all its consolidated net sales from the sale of its Elevate health and wellness product line.

During the three months ended June 30, 2022, approximately 63% of our net sales were to customers (including approximately 37% to recurring customers, which we refer to as “SmartShip” sales, and approximately 26% were to new customers) and approximately 37% of our net sales were to our independent distributors.

Gross Profit

For the three months ended June 30, 2022, our consolidated gross profit decreased by $4.2 million, or 53.6%, to $3.6 million, compared to the three months ended June 30, 2021, and our consolidated gross margins were 68.8% and 70.1%, respectively. For the three months ended June 30, 2022, gross margin was affected by an increase in shipping expenses and promotional pricing, as a percentage of sales.

Selling and Marketing Expenses

For the three months ended June 30, 2022, our consolidated selling and marketing expenses decreased by $2.4 million, to $2.8 million, or 46.5% of consolidated net sales, compared to $5.2 million, or 45.9% of consolidated net sales, for the three months ended June 30, 2021. The decrease in consolidated selling and marketing expenses is due primarily to lower sales commissions of $2.7 million (which reflects decrease in our consolidated net sales discussed above) partially offset by higher sales convention expenses of approximately $309,800 (as we resumed holding some in-person conventions).

General and Administrative Expenses

For the three months ended June 30, 2022, our consolidated general and administrative expenses (which include corporate employee compensation and benefits, stock-based compensation, professional fees, rent and other occupancy costs, certain consulting fees, telephone and information technology expenses, insurance premiums, and other administrative expenses) decreased by approximately $177,407 to $4.5 million, or 85.8% of consolidated net sales compared to $4.7 million, or 42.2% of consolidated net sales, for the three months ended June 30, 2021. The approximately $177,407 decrease in consolidated general and administrative expenses was primarily due to lower stock-based compensation expense of approximately $108,000, and lower employee compensation and compensation-related benefits of approximately $760,000, partially offset by higher consulting and professional fees of approximately $867,000.

Interest Expense, Net

For the three months ended June 30, 2022, our consolidated interest expense was $143,086, excluding amortization of debt discount of $2.1 million and amortization of deferred financing costs of $400,000, and interest income of $42,033. Consolidated interest expense of $3.1 million reflects $3.0 million associated with borrowings from “DSSI”.

For the three months ended June 30, 2021, our consolidated interest expense was $579,182, excluding amortization of debt discount of $2,356,507, amortization of deferred financing costs of $235,401, and interest income of $5,674. Consolidated interest expense of $579,183 reflects $565,479 associated with borrowings under the $30.0 million from “DSSI”.

Litigation Settlements and Other Non-operating Income/Expenses

For the three months ended June 30, 2022, our net consolidated non-operating income include litigation settlements and other non-operating income of approximately $1.97 million. For the three months ended June 30, 2021, our consolidated non-operating expenses include litigation settlements and other non-operating expenses of approximately $779,600.

Gain (loss) on employee warrants liability

For the three months ended June 30, 2022, we recognized a compensatory gain of $114,960, compared to $1,134,170 for the three months ended June 30, 2021, in connection with employee warrants with a variable exercise price after service was completed.

Gain on Extinguishment of Debt

In June 2021, the Company’s borrowings under the Paycheck Protection Program features of the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”) were forgiven pursuant to the CARES Act. The Company recognized a gain on extinguishment of debt of $1.0 million, before income tax, in connection therewith.

Income Tax (Benefit) Provision

Income tax (benefit) provision include current and deferred income taxes for both our domestic and foreign operations. Income from our international operations is subject to taxation in the countries in which we operate.

During the three months ended June 30, 2022, the Company recognized a current federal income tax benefit of $882,692, a provision for deferred federal income taxes of $552,445, and a state and local tax benefit of $9,610. During the three months ended June 30, 2021, the Company recognized a provision for current federal income taxes of $1,445,951, net of a valuation allowance recognized of $1,428,620, a provision for state and local taxes of $19,898, and a deferred income tax benefit of $717,960.

Net Loss and Loss per Share

As a result of the foregoing, for the three months ended June 30, 2022, our consolidated net loss was $1.4 million, compared to $3.5 million for the three months ended June 30, 2021. For the three months ended June 30, 2022, and June 30, 2021, our diluted loss per share was $0.00 and $0.02, respectively.

Liquidity and Capital Resources

We broadly define liquidity as our ability to generate sufficient cash, from internal and external sources, to meet our obligations and commitments. We believe that, for this purpose, liquidity cannot be considered separately from capital resources.

Working Capital

Working capital (total current assets minus total current liabilities) was $2.0 million and $7.4 million as of June 30, 2022, and March 31, 2022, respectively,

As of June 30, 2022, our cash and cash equivalents were $14.5 million. Based upon the current level of operations and anticipated investments necessary to grow our business, we believe that existing cash balances and anticipated funds from operations will likely be sufficient to meet our working capital requirements over the next 12 months.

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

The following table summarizes our cash flow activities for the three months ended June 30, 2022, compared to the three months ended June 30, 2021:

	Three Months Ended June 30,
	2022	2021	Increase (Decrease)
Net cash used in operating activities	$(3,776,508)	$(6,017,388)	$2,240,880
Net cash used in investing activities	(136,807)	(234,658)	97,851
Net cash provided by financing activities	1,373,681	30,000,000	(28,626,319)
Impact of currency rate changes in cash	(30,140)	26,304	(56,444)
Net (decrease) increase in cash and cash equivalents	$(2,569,774)	$23,774,258	$(26,344,032)

Net Cash Used in Operating Activities

For the three months ended June 30, 2022, net cash used in operating activities was $3.8 million, compared to net cash used in operating activities of $6.0 million for the three months ended June 30, 2021. The $2.2 million change was due to a decline in profitability, excluding non-cash items, such as depreciation and amortization, stock-based compensation expense, provision for obsolete inventory losses, amortization of debt discount, losses on impairment of investments in unconsolidated entities and a note receivable, and estimated settlement liability. In addition, the change in net cash used in operating activities reflects a change in operating assets and liabilities of $1.3 million.

Net Cash Used in Investing Activities

For the three months ended June 30, 2022, net cash used in investing activities was $136,807, compared to $234,658 for the three months ended June 30, 2021. The $97,851 change was due to lower capital expenditures and capitalizable costs related to ongoing upgrades to our information technology systems.

Net Cash Provided by Financing Activities

For the three months ended June 30, 2022, net cash used in financing activities decreased by $28.6 million, to $1.4 million, compared to $30.0 million for the three months ended June 30, 2021, primarily due to refinancing of the April 2021 DSSI loan.

Impact of currency rate changes in cash

For the three months ended June 30, 2022, the impact of currency rate changes in cash was $30,140, compared to $26,304 for the three months ended June 30, 2021. Prior to April 1, 2021, substantially all our consolidated net sales were denominated in U.S. dollars. Effective April 1, 2021, the Company’s consolidated financial statements reflect the operation of our wholly owned subsidiaries operating in the Asia Pacific region. See Note 2 of the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, for information about our translation of foreign currency financial statements.

Legal Proceedings

The information contained in Note 15, COMMITMENTS AND CONTINGENCIES - Legal Proceedings, of the Notes to Condensed Consolidated Financial Statements located elsewhere in this Quarterly Report is incorporated herein by reference.

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

Convertible Notes from Related Parties

Decentralized Sharing Systems, Inc.

On April 5, 2021, the Company and Decentralized Sharing Systems, Inc. (“DSSI”) which, together with DSS, Inc., is a majority shareholder of the Company, entered into a Securities Purchase Agreement, pursuant to which the Company issued: (a) a Convertible Promissory Note in the principal amount of $30.0 million (the “Note”) in favor of DSSI, and (b) a detachable Warrant to purchase up to 150,000,000 shares of the Company’s Class A Common Stock, at $0.22 per share, and DSSI loaned to the Company $30.0 million. Under the terms of the loan, the Company agreed to pay to DSSI a loan Origination Fee of $3.0 million, payable in shares of the Company’s Class A Common Stock, at the rate of $0.20 per share. The Note bears interest at the annual rate of 8% and matures on April 5, 2024, subject to certain acceleration provisions upon the occurrence of an Event of Default, as defined in the Note. At any time during the term of the Note, all or part of the Note, including principal, less unamortized prepaid interest, if any, plus any accrued interest and other fees was convertible into shares of the Company’s Class A Common Stock at the rate of $0.20 per share, at the option of the holder.

On June 15, 2022, the Company and DSSI entered into an agreement pursuant to which the Company issued to DSSI: (a) a two-year Convertible, Advancing Promissory Note in the principal amount of $27.0 million (the “2022 Note”) in favor of DSSI and (b) a detachable Warrant to purchase up to 818,181,819 shares of the Company’s Class A Common Stock at the exercise price of $0.033 per share. The 2022 Note bears interest at the annual rate of 8% and is due and payable on demand or, if no demand, on May 1, 2024. At any time during the term of the 2022 Note, all or part of the Note may be converted into up to 818,181,819 shares of the Company’s Class A Common Stock, at the option of the holder. Under the terms of the agreement, the Company paid to DSSI a loan origination fee of $270,000, and DSSI surrendered to the Company all DSSI’s rights pursuant to the Convertible Promissory Note in the principal amount of $30.0 million issued by the Company in April 2021 and the detachable Warrant to purchase up to 150,000,000 shares of the Company’s Class A Common Stock, at $0.22 per share, issued concurrently with such $30.0 million note, as discussed in the preceding paragraph.

American Pacific Bancorp, Inc.

On June 15, 2022, Linden Real Estate Holdings, LLC, a wholly owned subsidiary of the Company, American Pacific Bancorp, Inc. (“APB”), a subsidiary of DSS, and the Company entered a Loan Agreement pursuant to which APB loaned the Company approximately $5.7 million. The loan bears interest at the annual rate of 8%, matures on June 1, 2024, and is secured by a first mortgage interest on the Company’s Lindon, Utah office building. In connection with this loan, the Company received net proceeds of $5,522,829 from APB. Heng Fai Ambrose Chan and Frank D. Heuszel, each a Director of the Company, also serve on the Board of Directors of APB.

HWH International, Inc.

In October 2017, the Company issued a Convertible Promissory Note in the principal amount of $50,000 (the “Note”) to HWH International, Inc (“HWH” or the “Holder”). HWH is affiliated with Heng Fai Ambrose Chan, who in April 2020 became a Director of the Company. The Note is convertible into 333,333 shares of the Company’s Common Stock. Concurrent with issuance of the Note, the Company issued to HWH a detachable stock warrant to purchase up to an additional 333,333 shares of the Company’s Common Stock, at an exercise price of $0.15 per share. Under the terms of the Note and the detachable stock warrant, the Holder is entitled to certain financing rights. If the Company enters into more favorable transactions with a third-party investor, it must notify the Holder and may have to amend and restate the Note and the detachable stock warrant to be identical. On August 9, 2022, HWH and the Company executed an agreement to settle the Note and cancel the related stock warrant for $78,636, which amount represents the principal plus accrued interest. The Company made the payment to HWH on August 9, 2022.

Capital Requirements

During the three months ended June 30, 2022, capital expenditures for property and equipment (consisting of furniture and fixtures, computer equipment and software, other office equipment and leasehold improvements) in the ordinary course of our business were $136,807.

Contractual Obligations

There were no material changes to our contractual cash obligations during the three months ended June 30, 2022, except for (a) the June 2022 refinancing of our loan from DSSI and (b) the June 2022 financing or our Lindon, Utah office building, as described above.

Off-Balance Sheet Financing Arrangements

As of June 30, 2022, we had no off-balance sheet financing arrangements.

Inflation

In recent history, inflation has generally been low in the geographies where we operate. However, at the time of this Quarterly Report, the increase in price of consumer goods in the United States has reached a 40-year high, primarily as a result of higher energy costs, higher housing costs, and the impact global supply chain disruptions. Please see “Our business and financial performance could be adversely affected by inflation” contained in ITEM 1A, — “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022.

Critical Accounting Estimates

While the Company is not aware of material changes to its critical accounting estimates or assumptions since March 31, 2022, it is reasonably possible that estimates made in the Company’s unaudited condensed consolidated financial statements have been, or will be, materially impacted as a result of the ultimate resolution of the uncertainties associated with the COVID health crisis. This may include estimates regarding allowance for slow-moving or obsolete inventory, impairment losses related to long-lived assets, the nature and timing of satisfaction of performance obligations resulting from contracts with customers, and the valuation of loss contingencies. Please see Overview - Continuing Uncertainty Regarding the Recent COVID Pandemic above.

Accounting Changes and Recent Accounting Pronouncements

For discussion of accounting changes and recent accounting pronouncements, see Note 2 of the Notes to Condensed Consolidated Financial Statements contained elsewhere in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company is a Smaller Reporting Company, as defined in Rule 12b-2 of the Exchange Act, and, accordingly, is not required to provide the information called for by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of the end of the fiscal period covered by this Annual Report, and concluded that, as of June 30, 2022, the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management and its Board of Directors, as appropriate to allow timely decisions regarding required disclosure.

Limitations on the Company’s Controls and Procedures. We do not expect that our disclosure controls and procedures will prevent all errors and all fraud. Any system of controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system will be met. Because of the limitations in all such systems, no evaluation can provide absolute assurance that all control issues and instances of fraud (if any) within the Company have been detected. Furthermore, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how unlikely. Because of these inherent limitations in a cost-effective system of controls and procedures, misstatements and/or omissions due to error or fraud may occur undetected.

In light of the Form 10-K/A filed by the Company with the Securities Exchange Commission (SEC) on July 7, 2022, for the purpose of correcting a typographical error included in its Consolidated Statements of Changes in Stockholders’ Equity for fiscal years ended March 31, 2022 and 2021, management determined that the Company had a significant deficiency in its internal control over financial reporting. The significant deficiency was attributable mainly to our failure to effectively review and proofread the registration statement, detect and correct any errors before it was filed with the SEC. To address this significant deficiency, procedures have been developed and implemented by the accounting department in August 2022, to ensure the timely review, proof reading and sign-off of all registration statements prior to their submission to the SEC.

Changes in Internal Control over Financial Reporting. Except for the remedial actions described above, during our most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information contained in Note 15, COMMITMENTS AND CONTINGENCIES - Legal Proceedings, of the Notes to Unaudited Condensed Consolidated Financial Statements located elsewhere in this Quarterly Report is incorporated herein by reference.

Item 1A. Risk Factors.

The factors contained in ITEM 1A, — “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, are incorporated herein by reference.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

(a) Unregistered Sales of Securities

None

(b) Not applicable

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

Item 3. Defaults Upon Senior Securities.

(a) Not applicable

(b) Not applicable

Item 4. Mining Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits.

The following exhibits are filed as part of this Quarterly Report unless otherwise indicated:

3.1	Third Amended and Restated Articles of Incorporation of Sharing Services Global Corporation, which is incorporated herein by reference from Exhibit A to the Company’s 2022 Proxy Statement on Schedule 14A filed on July 14, 2022

3.2	Bylaws of Sharing Services Global Corporation, which is incorporated herein by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 24, 2019

4.1	Certificate of Designation of Series A Preferred Stock, which is incorporated herein by reference from Exhibit 3.1.2 to the Company’s Current Report on Form 8-K filed on May 8, 2017

4.2	Certificate of Designation of Series C Preferred Stock, which is incorporated herein by reference from Exhibit 3.1.4 to the Company’s Current Report on Form 8-K filed on May 8, 2017

4.3	Convertible Promissory Note dated April 13, 2018, issued by Sharing Service, Inc. in favor of RB Capital Partners, Inc., which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on April 19, 2018

4.4	Convertible Promissory Note dated April 5, 2021, issued by Sharing Service Global Corporation in favor of Decentralized Sharing Systems, Inc., which is incorporated herein by reference from Exhibit 1.2 to the Company’s Current Report on Form 8-K filed on April 9, 2021

4.5	Warrant to Purchase Shares of Sharing Services Global Corporation’s Class A Common Stock issued to Decentralized Sharing Systems, Inc., which is incorporated herein by reference from Exhibit 1.3 to the Company’s Current Report on Form 8-K filed on April 9, 2021

4.6	Warrant to Purchase Shares of Sharing Services Global Corporation’s Class A Common Stock, which is incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 29, 2021

4.7	Warrant to Purchase Shares of Sharing Services Global Corporation’s Class A Common Stock, which is incorporated herein by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 27, 2022

4.8	Form of Convertible Promissory Note issued, in June 2022, by Sharing Service Global Corporation in favor of Decentralized Sharing Systems, Inc., which is incorporated herein by reference from Exhibit 4.8 to the Company’s Annual Report on Form 10-K filed on June 21, 2022

4.9	Form of Warrant to Purchase Shares of Sharing Services Global Corporation’s Class A Common Stock issued, in June 2022, by Sharing Service Global Corporation to Decentralized Sharing Systems, Inc., which is incorporated herein by reference from Exhibit 4.9 to the Company’s Annual Report on Form 10-K filed on June 21, 2022

10.1	U. S. Small Business Administration Note dated May 13, 2020, issued by Sharing Services Global Corporation in favor of Prosperity Bank, which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on May 18, 2020

10.2	Stock Purchase and Share Subscription Agreement dated as of July 22, 2020, by and between Sharing Services Global Corporation and Heng Fai Ambrose Chan, which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on July 24, 2020

10.3	Settlement Accommodation Agreement [Including Stock Disposition and Release Provisions] dated July 22, 2020, by and between Sharing Services Global Corporation, Bear Bull Market Dividends, Inc., Kenyatto Montez Jones, and MLM Mafia, Inc., which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on July 30, 2020

10.4	Securities Purchase Agreement dates as of April 5, 2021, by and among Sharing Service Global Corporation and Decentralized Sharing Systems, Inc., which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on April 9, 2021

10.5	Stock Purchase and Share Subscription Agreement dated as of December 23, 2021 by and among Sharing Service Global Corporation and Decentralized Sharing Systems, Inc., which is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 29, 2021

10.6	Business Consulting Agreement dated January 24, 2022 by and between Sharing Service Global Corporation and DSS, Inc., which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on January 27, 2022

10.7	Form of Distributor Agreement of The Happy Co., which is incorporated herein by reference from Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021, filed on June 10, 2021

10.8	2021 The Happy Co. Brand Partner Compensation Plan, which is incorporated herein by reference from Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021, filed on June 10, 2021

10.9	Form of Securities Purchase Agreement entered into, in June 2022, by and among Sharing Services Global Corporation, and the Decentralized Sharing Systems, Inc., which is incorporated herein by reference from Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed on June 21, 2022

10.10	Form of Security Agreement made, in June 2022, by Sharing Service Global Corporation in favor of Decentralized Sharing Systems, Inc., which is incorporated herein by reference from Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed on June 21, 2022

10.11	Form of Loan Agreement entered into, in June 2022,by and between LINDEN REAL ESTATE HOLDINGS, LLC and AMERICAN PACIFIC BANCORP, INC., which is incorporated herein by reference from Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on June 21, 2022

10.12	Form of DEED OF TRUST, ASSIGNMENT OF LEASES AND RENTS, SECURITY AGREEMENT AND FINANCING STATEMENT made, in June 2022, by LINDEN REAL ESTATE HOLDINGS, LLC in favor of Cottonwood Title Insurance Agency, Inc., for the benefit of American Pacific Bancorp, Inc., which is incorporated herein by reference from Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on June 21, 2022

10.13	Form of Demand Promissory Note issued, in June 2022, by LINDEN REAL ESTATE HOLDINGS, LLC in favor of AMERICAN PACIFIC BANCORP, INC., which is incorporated herein by reference from Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on June 21, 2022

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101	The following financial information from our Quarterly Report on Form 10-Q for the three months ended June 30, 2022 and 2021, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) the Condensed Consolidated Statements of Cash Flows and (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity *

*Included herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHARING SERVICES GLOBAL CORPORATION
(Registrant)

Date: August 15, 2022

	By:	/s/ John Thatch
John Thatch
President, Chief Executive Officer and Vice Chairman of the Board of Directors
(Principal Executive Officer)

Date: August 15, 2022

	By:	/s/ Anthony S. Chan
Anthony S Chan
Chief Financial Officer
(Principal Financial Officer)

