Form 10-Q
period 2022-09-30
SHARING SERVICES GLOBAL Corp
filed 2022-11-14
CIK 1644488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-55997

SHARING SERVICES GLOBAL CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	30-0869786
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5200 Tennyson Parkway, Suite 400, Plano, Texas	75024
(Address of principal executive offices)	(Zip Code)

(469) 304-9400

(Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange in which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large acceleratedfiler,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 9, 2022, there were 262,832,833 shares of the issuer’s Class A Common Stock outstanding.

In its fiscal year 2021, the Company changed its fiscal year-end from a fiscal year ending on April 30 to a fiscal year ending on March 31st in this Quarterly Report, references to “the Company,” “Sharing Services,” “our company,” “we,” “our,” “ours,” and “us” refer to Sharing Services Global Corporation and its consolidated subsidiaries unless otherwise indicated or the context otherwise requires. During the quarter ended September 30, 2022, the Company decided to change its fiscal year-end from a fiscal year ending March 31st to a fiscal year ending December 31st. Accordingly, the Company will report its 2022 year-end consolidated financial statements as of and for the year ending December 31, 2022.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited financial statements: condensed consolidated balance sheets as of September 30, 2022, condensed consolidated statements of operations and comprehensive loss for the three and six months ended September 30, 2022 and 2021, condensed consolidated statements of cash flows, and condensed consolidated statements of changes in stockholders’ equity for the six months ended September 30, 2022 and 2021, are those of Sharing Services Global Corporation and its subsidiaries.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	March 31, 2022
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$6,458,865	$17,023,266
Trade accounts receivable, net	1,757,494	1,682,958
Income taxes receivable	-	300,000
Inventory, net	3,524,236	4,374,236
Notes receivable, net	241,942	-
Other current assets, net	1,519,741	3,511,282
Total Current Assets	13,502,278	26,891,742
Property and equipment, net	9,554,577	9,585,141
Right-of-use assets, net	473,993	593,389
Deferred income tax assets, net	81,208	81,205
Investment in unconsolidated entities, net	1,370,242	5,063,940
Investment in marketable securities	6,506,547	-
Intangible assets, net	616,804	688,670
Other assets	1,171,267	260,637
TOTAL ASSETS	$33,276,916	$43,164,724

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$940,528	$985,139
Accrued sales commission payable	3,061,475	3,745,481
Employee stock warrants liability	299,669	452,050
State and local taxes payable	1,413,613	1,339,366
Note payable - related party, net of unamortized debt discount and unamortized deferred loan cost of $699,056 as of September 30, 2022	10,952,513	-
Accrued and other current liabilities	3,364,308	3,079,782
Convertible notes payable, related parties, net of unamortized debt discount and unamortized deferred loan cost of and $17,396,771 as of September 30, 2022, $20,151,230 as of March 31, 2022, respectively.	9,603,229	9,898,770
Total Current Liabilities	29,635,335	19,500,588
Settlement liability, long-term	-	373,677
Lease liability, long-term	413,587	461,515
TOTAL LIABILITIES	30,048,922	20,335,780
Commitments and contingencies	-	-
Stockholders’ Equity
Preferred stock, $0.0001 par value, 200,000,000 shares authorized:
Series A convertible preferred stock, $0.0001 par value, 100,000,000 shares designated, 3,100,000 shares issued and outstanding as of September 30, 2022, and March 31, 2022, respectively	310	310
Series B convertible preferred stock, $0.0001 par value, 10,000,000 shares designated, no shares issued and outstanding as of September 30 and March 31, 2022	-	-
Series C convertible preferred stock, $0.0001 par value, 10,000,000 shares designated, 3,220,000 shares issued and outstanding as of September 30 and March 31, 2022, respectively	322	322
Common stock, $0.0001 par value, 2,000,000,000 shares authorized:
Class A common stock, $0.0001 par value, 1,990,000,000 shares designated, 262,832,833 shares and 288,923,969 shares issued and outstanding as of September 30 and March 31, 2022, respectively	26,283	28,892
Class B common stock, $0.0001 par value, 10,000,000 shares designated, no shares issued and outstanding as of September 30, 2022, and March 31, 2022	-	-
Treasury Stock, 26,091,136 shares, at cost	(626,187)	-
Additional paid in capital	81,913,495	80,738,719
Shares to be issued	12,146	12,146
Accumulated deficit	(77,625,249)	(57,886,336)
Accumulated other comprehensive loss	(473,126)	(65,109)
Total Stockholders’ Equity	3,227,994	22,828,944
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,276,916	$43,164,724

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net sales	$4,188,152	$9,873,300	$9,491,770	$21,084,827
Cost of goods sold	1,759,776	2,924,439	3,416,804	6,278,250
Gross profit	2,428,376	6,948,861	6,074,966	14,806,577
Operating expenses
Selling and marketing expenses	2,037,596	5,022,160	4,795,396	10,172,635
General and administrative expenses	4,557,922	5,540,701	9,108,825	10,269,011
Total operating expenses	6,595,518	10,562,861	13,904,221	20,441,646
Operating loss	(4,167,142)	(3,614,000)	(7,829,255)	(5,635,069)
Other income (expense):
Interest expense, net	(3,321,410)	(3,126,358)	(6,441,464)	(6,056,372)
Gain on employee warrants liability	52,875	646,930	167,835	1,781,100
Gain on extinguishment of debt	-	-	-	1,040,400
Unrealized gain (loss) on investments	(11,553,933)	2,114,970	(6,669,760)	2,114,970
Other non-operating income (expense), net	49,632	9,559	139,799	(14,046)
Total other (expense), net	(14,772,836)	(354,899)	(12,803,590)	(1,133,948)
Loss before income taxes	(18,939,978)	(3,968,899)	(20,632,845)	(6,769,017)
Income tax benefit	(554,075)	(1,254,134)	(893,932)	(506,245)
Net loss	$(18,385,903)	$(2,714,765)	$(19,738,913)	$(6,262,772)

Other comprehensive income (loss), net of tax:
Currency translation adjustments	(263,751)	(8,230)	(408,017)	23,973
Total other comprehensive (loss) income	(263,751)	(8,230)	(408,017)	23,973
Comprehensive loss	$(18,649,654)	$(2,722,995)	$(20,146,930)	$(6,238,799)

Loss per share:
Basic	$(0.07)	$(0.01)	$(0.07)	$(0.03)
Diluted	$(0.07)	$(0.01)	$(0.07)	$(0.03)

Weighted average shares:
Basic and diluted	262,832,833	187,567,291	270,531,857	186,009,840

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended
	September 30, 2022	September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,738,913)	$(6,262,772)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	335,571	228,294
Stock-based compensation gain	(152,381)	(1,461,637)
Deferred income tax benefit	-	(1,513,672)
Amortization of debt discount and other	6,994,167	4,877,643
Gain on extinguishment of debt	(350,320)	(1,040,400)
Impairment loss on intangible assets	154,182	-
Bad debt expense	107,800	-
Unrealized gain (loss) on investments	6,669,760	(1,778,789)
Provision for obsolete inventory	433,714	-
Changes in operating assets and liabilities:
Accounts receivable	(182,343)	(24,398)
Inventory	514,591	(3,455,082)
Other current assets	422,894	1,797,008
Other assets	(153,324)	(1,810)
Accounts payable	762,392	(126,488)
Income taxes payable	(577,235)	921,641
Lease liability	17,541	(21,946)
Accrued and other liabilities	(694,905)	(2,297,788)
Net Cash Used in Operating Activities	(5,436,809)	(10,160,196)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property and equipment and other assets	(1,352,792)	(209,997)
Issuance of notes receivable	(241,942)	-
Purchase of marketable securities	(9,510,000)	-
Collection of notes receivable	-	(41,682)
Cash paid for asset purchase	(400,000)	(2,937,000)
Net Cash Used in Investing Activities	(11,504,734)	(3,188,679)

CASH FLOWS FROM FINANCING ACTIVITIES:
Retirement of loan	(3,348,811)	-
Net proceeds from issuance of promissory notes	10,922,329	-
Common stock received on litigation settlement	(1,046,254)	-
Proceeds from issuance of common stock	-	34,625
Proceeds from convertible notes	-	30,000,000
Net Cash Provided by Financing Activities	6,527,264	30,034,625

IMPACT OF CURRENCY RATE CHANGES ON CASH	(150,122)	11,124
Increase (decrease) in cash and cash equivalents	(10,564,401)	16,696,874
Cash and cash equivalents, beginning of period	17,023,266	12,144,409
Cash and cash equivalents, end of period	$6,458,865	$28,841,283

Supplemental cash flow information
Cash paid for interest	$127,790	$32,435
Cash paid for income taxes	$-	$45,312

Supplemented disclosure of non-cash investing and financing activities:
Stock issued for financing fees and prepaid interest on debt	$-	$5,400,000
Investment origination fee collected in shares of investee stock	$-	$500,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Class A and Class B Common Stock						Accumulated
	Number		Number		Number		Number		Additional	Shares			Other
	of	Par	of	Par	of	Par	of	Par	Paid in	to be	Treasury	Accumulated	Comprehensive
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Issued	Stock	Deficit	Loss	Total
Balance – March 31, 2022	3,100,000	$310	-	$-	3,220,000	$322	288,923,969	$28,892	$80,738,719	$12,146	-	$(57,886,336)	$(65,109)	$22,828,944
Refinancing of debt and detachable warrants	-	-	-	-	-	-	-	-	1,172,167	-		-	-	1,172,167
Repurchase of 26,091,136 shares of Common Stock		-		-	-	-	(26,091,136)	(2,609)	$2,609		(626,187)		-	(626,187)
Currency translation adjustments	-	-	-	-	-	-	-	-	-	-	-	-	(408,017)	(408,017)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(19,738,913)	-	(19,738,913)
Balance – September, 30, 2022	3,100,000	$310	-	$-	3,220,000	$322	262,832,833	$26,283	$81,913,495	$12,146	(626,187)	$(77,625,249)	$(473,126)	$3,227,994

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Class A and Class B Common Stock					Accumulated
	Number		Number		Number		Number		Additional	Shares		Other
	of	Par	of	Par	of	Par	of	Par	Paid in	to be	Accumulated	Comprehensive
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Issued	Deficit	Loss	Total
Balance – March 31, 2021	5,100,000	$510	-	$-	3,230,000	$323	160,100,769	$16,010	$43,757,768	$12,146	$(37,627,718)	$-	$6,159,039
Common stock issued for deferred financing costs and prepaid interest on debt	-	-	-	-	-	-	27,000,000	2,700	6,477,300	-	(1,080,000)	-	5,400,000
Conversions or retirements of preferred stock	(2,000,000)	(200)	-	-	(10,000)	(1)	10,000	1	-	-	-	-	-
Issuance of debt with beneficial conversion feature and in-the-money stock warrant, net of tax	-	-	-	-	-	-	-	-	21,330,000	-	-	-	21,330,000
Expiration of common stock puts	-	-	-	-	-	-	-	-	-	-	177,879	-	177,879
Stock-based compensation expense	-	-	-	-	-	-	-	-	280,000	-	-	-	280,000
Stock warrants exercised	-	-	-	-	-	-	500,000	50	77,450				77,500
Currency translation adjustments	-	-	-	-	-	-	-	-	-	-	-	23,973	23,973
Net loss	-	-	-	-	-	-	-	-	-	-	(6,262,772)	-	(6,262,772)
Balance – September 30, 2021	3,100,000	$310	-	$-	3,220,000	$322	187,610,769	$18,761	$71,922,718	$12,146	$(44,792,611)	$23,973	$27,185,619

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS

Description of Operations

Sharing Services Global Corporation and subsidiaries (“Sharing Services” or the “Company”) aim to build shareholder value by developing or acquiring businesses, products and technologies in the direct selling industry and other industries that augment the Company’s product and services portfolio, business competencies, and geographic reach.

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

Subscription-Based Travel Services - Through its subsidiary, Hapi Travel Destinations (“Hapi Travel”), the Company delivers subscription-based travel services. The Hapi Travel services are designed to offer the deepest discounts for travel relating to airfare, cruises, hotels, resorts, time shares and rental cars for destinations throughout the world for people of all ages, demographics, and economic backgrounds. Hapi Travel will also provide entrepreneurial opportunities to its subscribers by capitalizing on both the direct selling model and the retail travel business model.

Company-Owned and Franchised Cafes – Sharing Services has entered into a Master Franchise Agreement (“MFA”) to acquire the exclusive franchise rights in North America to the brand “Hapi Café” from Hapi Café, Inc., a company affiliated with Heng Fai Ambrose Chan, a Director of the Company. Under the MFA, Sharing Services, directly or through its subsidiaries, will operate no less than five corporate-owned stores and can offer to the public sub-franchise rights to own and operate other stores. Each corporate-owned or franchised Hapi CaféTM store will allow customers and Brand Partners seeking a healthier lifestyle access to: (a) functional and healthy food and beverages, (b) a pleasant workspace with free Wi-Fi service, (c) physical fitness, nutrition management and personal workout print and video content, and (d) the Company’s proprietary travel services.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents include recent customer remittances deposited with our merchant processors at the balance sheet date, which generally settle within 24 to 72 hours. As of September 30, 2022, and March 31, 2022, cash and cash equivalents included cash held by our merchant processors of approximately $1.1 million and $3.3 million, respectively, including approximately $1.1 million and $3.0 million, respectively held by one merchant processor. In addition, as of September 30, 2022, and March 31, 2022, cash and cash equivalents held in bank accounts in foreign countries in the ordinary course of business were $1.3 million and $1.4 million, respectively. Amounts held by our merchant processor or held in bank accounts located in foreign countries are generally not insured by any federal agency

Notes Receivable

On August 29, 2022, the Company and 1044Pro LLC (“1044”) entered in an agreement to modify the Revolving Promissory Note dated January 22, 2022. In accordance with the amendment, the Company agreed to lend $125,000 to 1044 for a 20% membership interest in 1044. The loan is secured by the assets of 1044 as well as by a personal guaranty executed by a member of 1044.

At September 30, 2022 and March 31, 2022, notes receivable were $951,262 and $601,520, before allowance for impairment losses of $709,320 and $601,520, respectively.

Investment in Marketable Securities

The Company has invested in a marketable security that can easily be bought, sold, or traded on public exchanges. The investment is carried at fair market. Unrealized gains and losses have been recorded to operating income. At September 30, 2022, the investment was valued at approximately $6.5 million on the Company’s unaudited condensed consolidated balance sheet.

Inventory

Inventory consists of finished goods and promotional materials and are stated at the lower of cost, determined using the first-in, first-out (“FIFO”) method, or net realizable value. The Company periodically assesses its inventory levels when compared to current and anticipated sales levels. As of September 30, 2022, and March 31, 2022, the allowance for obsolete inventory was $433,714 and 108,055, respectively, in connection with health and wellness product that is damaged, expired or otherwise in excess of forecasted outputs, based on our current and anticipated sales levels. The Company reports its provisions for inventory losses in cost of goods sold in its consolidated statements of operations.

Other Assets

Other assets include a multi-user license and code of a back-office platform that was acquired for $1,000,000 in July 2022. This back-office platform is intended to facilitate the computation and processing of commission payments to distributors, and it requires customization in order for it to be operational. Costs associated with the customization and build out of the platform has been capitalized in accordance with ASC 350 - Capitalization on Internal-Use Software Costs.

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

On June 15, 2022, Linden Real Estate Holdings, LLC, a wholly owned subsidiary of the Company, American Pacific Bancorp, Inc. (“APB”), and the Company entered into a Loan Agreement pursuant to which APB loaned the Company approximately $5.7 million. The loan bears interest at the annual rate of 8%, matures on June 1, 2024, and is secured by a first mortgage interest on the Company’s Lindon, Utah office building. In connection with this loan, the Company received net proceeds of $5,522,829 from APB on June 17, 2022. APB is a subsidiary of DSS, Inc. Heng Fai Ambrose Chan, and Frank D. Heuszel, each a Director of APB, also serve on the Board of Directors of the Company. Monthly payments of principal and interest in the amount of $43,897 have been made beginning July 1, 2022, and are payable on the same date of each month thereafter. The Company paid $131,691 in principal and interest related to the loan for the three months ended September 30, 2022.

On August 11, 2022, the Company executed a revolving credit promissory note with APB (“the APB Revolving Note”) pursuant to which the Company has access to advances with a maximum principal balance not to exceed the principal sum of $10 million. The APB Revolving Note included origination fees of $600,000. The Note is collateralized by the assets of the Company, and it bears interest at the annual rate of 8% and such interest shall be due and payable quarterly. Interest payments on the loan are due and payable on the last day of each consecutive third calendar month until the maturity date of August 12, 2024. As of September 30, 2022, the Company had $6.0 million outstanding under the APB Revolving Note and accrued interest of $60,667 which amount was paid on October 1, 2022.

Foreign Currency Translation

As part of our strategic growth plan initiatives, we have expanded our operations outside the United States. The functional currency of each of our foreign operations is generally the respective local currency. Balance sheet accounts are translated into U.S. dollars (our reporting currency) at the rates of exchange in effect at the balance sheet date, while the results of operations and cash flows are generally translated using average exchange rates for the periods presented. Individual material transactions, if any, are translated using the actual rate of exchange on the transaction date. The resulting translation adjustments are reported in accumulated other comprehensive loss in our condensed consolidated balance sheets.

South Korean Won per USD
Exchange rate as of September 30, 2022	1,435.44

	South Korean Won per USD
	Three Months ended September 30, 2022	Six Months Ended September 30, 2022
Average exchange rate as of September 30, 2022	1,340.47	1,300.50

Comprehensive Loss

For the three and six months ended September 30, 2022, and 2021, the Company’s comprehensive loss was comprised of currency translation adjustments and net loss.

Revenue Recognition

As of September 30, 2022, and March 31, 2022, deferred sales associated with product invoiced but not received by customers was $159,021 and $344,071, respectively. In addition, as of September 30, 2022, and March 31, 2022, deferred sales associated with our unfulfilled performance obligations for services offered on a subscription basis was $73,748, and $70,968, and deferred sales associated with our performance obligations for customers’ right of return was $61,824 and $63,890, and deferred sales associated with customer loyalty points was $94,097 and $68,287, respectively. Deferred sales are expected to be recognized over one year.

During the three and six months ended September 30, 2022, no individual customer, or affiliated group of customers, represented 10% or more of the Company’s consolidated net sales, and approximately 62% of net sales for the three months ended September 30, 2022, were to customers (including 39% to recurring customers, refer internally as “SmartShip” sales, and approximately 23% to new customers) and approximately 38% of the Company’s net sales were to independent distributors.

During the three and six months ended September 30, 2021, no individual customer, or affiliated group of customers, represented 10% or more of the Company’s consolidated net sales, and approximately 68% of net sales for the three months ended September 30, 2021, were to customers (including 34% to recurring customers and approximately 34% to new customers) and approximately 32% of net sales were to independent distributors.

During the six months ended September 30, 2022, approximately 63% of the Company’s net sales were to customers (including 38% to recurring customers, refer herein as “SmartShip” sales, and approximately 25% to new customers) and approximately 37% of the Company’s net sales were to independent distributors.

During the six months ended September 30, 2021, approximately 69% of the Company’s net sales were to customers (including 32% to recurring customers, refer herein as “SmartShip” sales, and approximately 37% to new customers) and approximately 31% of the Company’s net sales were to independent distributors.

During the six months ended September 30, 2022, and September 30, 2021, approximately 93% and 84%, respectively, of the Company’s consolidated net sales were to customers and/or independent distributors located in the United States. No other country accounted for 10% or more of consolidated net sales.

During the three months ended September 30, 2022, substantially all of the Company’s consolidated net sales were from health and wellness products (including approximately 7% from the sale of coffee and other functional beverages, 20% from the sales of Nutraceutical products while the remaining sales of 9% were of weight management related products). During the three months ended September 30, 2021, substantially all of the Company’s consolidated net sales were from health and wellness products (including approximately 64% from the sale of coffee and other functional beverages, 22% from the sales of Nutraceutical products while the remaining sales of 16% were of weight management related products).

During the six months ended September 30, 2022, substantially all of consolidated net sales were from health and wellness products (including approximately 70% from the sale of Nutraceutical products, 20% from the sale of coffee and other functional beverages, 10% from the sale of weight management products and all other health and wellness products). During the six months ended September 30, 2021, approximately 99% of the Company’s consolidated net sales were from health and wellness products (including approximately 42% from the sale of Nutraceutical products, 28% from the sale of coffee and other functional beverages, 14% from the sale of weight management products, and approximately 15% from the sale of all other health and wellness products).

During the three and six months ended September 30, 2022, over 93% of the Company’s consolidated product purchases were from a third-party manufacturer based in the U.S. During the three and six months ended September 30, 2021, approximately 55% of the Company’s consolidated product purchases were from a third-party manufacturer based in the U.S., while 45% of product purchases were from a related-party supplier located in the Republic of Korea.

Sales Commissions

The Company recognizes sales commission expense, when incurred, in accordance with GAAP. During the three months ended September 30, 2022, and 2021, sales commission expense, which is included in selling and marketing expenses in our consolidated statements of operations and comprehensive loss, was $1.5 million and $4.9 million, respectively; and during the six months ended September 30, 2022 and 2021, was $3.9 million and $9.9 million, respectively

Recently Issued Accounting Standards - Recently Adopted

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

NOTE 3 – LOSS PER SHARE

We calculate basic loss per share by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted loss per share is calculated similarly but reflects the potential impact of shares issuable upon the conversion or exercise of outstanding convertible preferred stock, convertible notes payable, stock warrants and other commitments to issue common stock, except where the impact would be anti-dilutive.

The calculation of diluted loss per share also reflects an adjustment to net loss for the potential reduction to a reporting period’s interest expense, net of applicable income tax, which would result if the Company’s convertible notes payable were converted at the beginning of such reporting period.

The following table sets forth the computations of basic and diluted loss per share:

	Three Months Ended		Six Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net loss, as reported	$(18,385,903)	$(2,714,765)	$(19,738,913)	$(6,262,772
After tax interest adjustment	-	-	-	-
Net loss, if-converted basis	$(18,385,903)	$(2,714,765)	$(19,738,913)	$(6,262,772)
Weighted average basic shares	262,832,833	187,567,291	270,531,857	186,009,840
Dilutive securities and instruments:
Convertible preferred stock	-	-	-	-
Convertible notes	-	-	-	-
Stock options and warrants	-	-	-	-
Weighted average diluted shares	262,832,833	187,567,291	270,531,857	186,009,840
Loss per share:
Basic	$(0.07)	$(0.01)	$(0.07)	$(0.03)
Diluted	$(0.07)	$(0.01)	$(0.07)	$(0.03)

The following potentially dilutive securities and instruments were outstanding as of September 30, 2022, and September 30, 2021, but excluded from the table above:

	September 30, 2022	September 30, 2021
Convertible preferred stock	6,320,000	8,289,781
Convertible notes payable	246,123,029	156,381,169
Stock warrants	23,246,817	128,743,903
Total potential incremental shares	275,689,846	293,414,853

The preceding table does not include 3,750,000 for both stock warrants held by employees which are not vested (or exercisable) at September 30, 2022 and 4,250,000 at September 30, 2021, respectively.

NOTE 4 – INVENTORY, NET

Inventory consists primarily of finished goods. The Company provides an allowance for any slow-moving or obsolete inventory. As of September 30, 2022, and March 31, 2022, inventory consists of the following:

	September 30, 2022	March 31, 2022
Finished Goods	$3,957,950	$4,482,291
Allowance for inventory obsolescence	(433,714)	(108,055)
	$3,524,236	$4,374,236

The Company allowance for inventory obsolescence for the six months ended September 30, 2022, and September 30, 2021, was $433,714 and $284,780, respectively. The change in the allowance has primarily been driven by expired/expiring products.

On July 5, 2022, the Company entered into an asset purchase agreement with Hulsa LLC. The Company purchased assets, inclusive of inventory and intangible assets. The Company paid $400,000 in exchange for the assets and received approximately $177,000 of inventory related to the purchase. The inventory is included within the Inventory, net, line on the condensed consolidated balance sheet as of September 30, 2022.

NOTE 5 – OTHER CURRENT ASSETS, NET

Other current assets consist of the following:

	September 30, 2022	March 31, 2022
Prepaid consulting fees, related party	$1,139,999	$2,867,123
Inventory-related deposits	253,884	384,477
Prepaid insurance and other operational expenses	287,553	201,275
Deposits for sales events	-	222,540
Right to recover asset	13,946	15,632
Subtotal	1,695,382	3,691,047
Less: allowance for losses	(175,641)	(179,765)
	$1,519,741	$3,511,282

Prepaid consulting fees represent the fair value on the grant date of stock warrants issued to DSS in January 2022 for consulting services to be rendered over a year from the issue date (see Note 12 – Related Party Transactions). Prepaid insurance and other operational expenses primarily consist of payments for goods and services (such as freight, trade show expenses and insurance premiums) which are expected to be realized in the next operating cycle. Right to recover asset is associated with our customers’ right of return and is expected to be realized in one year or less. As of both September 30, 2022, and March 31, 2022, the provision for losses in connection with certain inventory-related deposits for which recoverability is less than certain was $175,641 and $179,765.

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

The Company carries its investment in the Convertible Note, the GNTW Warrant and the shares of GNTW common stock at fair value in accordance with GAAP. During the three and six months ended September 30, 2022, the Company recognized losses, before income tax, of $8.6 million and $3.7 million in connection with its investment in the Convertible Note, the GNTW Warrant and the shares of GNTW common stock.

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

Investment in unconsolidated entities and securities consists of the following:

	September 30, 2022	March 31, 2022
Investment in detachable GNTW stock warrant	$966,000	$3,570,000
Investment in GNTW common stock	106,379	393,141
Investment in Stemtech convertible note	297,863	1,100,799
Investment in MojiLife, LLC	1,537,000	1,537,000
Subtotal	2,907,242	6,600,940
Less, allowance for impairment losses	(1,537,000)	(1,537,000
	$1,370,242	$5,063,940

The following table reflects the activity in the allowance for impairment losses for the periods presented:

	September 30, 2022	March 31, 2022
Balance at beginning of period	$1,537,000	$-
Provision for estimated impairment losses	-	1,537,000
Balance at end of period	$1,537,000	$1,537,000

NOTE 7 – PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	September 30, 2022	March 31, 2022
Building and building improvements	$8,976,878	$8,976,878
Computer software	1,020,396	875,925
Furniture and fixtures	237,046	237,045
Computer equipment	223,424	223,424
Leasehold improvements and other	351,878	263,208
Total property and equipment	10,809,622	10,576,480
Impairment of property and equipment	-	(100,165
Accumulated depreciation and amortization	(1,255,045)	(891,174)
	$9,554,577	$9,585,141

NOTE 8 - OTHER ASSETS

In July 2022, the Company acquired a multi-user license of a back-office platform for $1,000,000. This back-end platform is intended to facilitate the computation and processing of commission payments to distributors, and it requires customization in order for it to be operational. The license has no resell rights and the Company has the option to buy the full license within six months of the launch of the platform. At of the date of this report, this platform is in development for inclusion of relevant user requirements.

NOTE 9 – ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consist of the following:

	September 30, 2022	March 31, 2022
Deferred sales	$388,691	$547,217
Liability associated with uncertain tax positions	925,794	921,987
Payroll and employee benefits	427,473	478,360
Settlement liability, current portion	-	341,919
Lease liability, current portion	70,789	134,578
Due to related parties	699	125,532
Other operational accruals	1,550,862	530,189
	$3,364,308	$3,079,782

Lease liability, current portion, represent obligations due within one year under operating leases for office space, automobiles, and office equipment. See Note14 - LEASES below for more information. Other operational accruals as of September 30, 2022, include accrued expense of $902,862 and accrued interest of $648,000 on the related party convertible notes and notes payable included in the condensed consolidated balance sheet.

NOTE 10 - CONVERTIBLE NOTES PAYABLE, RELATED PARTIES

Convertible notes payable consists of the following:

Issuance Date	Maturity Date	Interest Rate	Conversion Price (per share)	September 30, 2022	March 31, 2022
April 2021	April 2024	8%	$0.20	$-	$30,000,000
October 2017	October 2022	12%	$0.15	-	50,000
September 2022	September 2024	8%	$0.03	27,000,000	-
Total convertible notes payable				27,000,000	30,050,000
Less: unamortized debt discount and deferred financing costs				17,396,771	20,151,230
				9,603,229	9,898,770
Less: current portion of convertible notes payable				9,603,229	9,898,770
Long-term convertible notes payable				$-	$-

The Company’s convertible notes are convertible, at the option of the holder, into shares of the Company’s Common Stock at the conversion prices shown above.

In October 2017, the Company issued a Convertible Promissory Note in the principal amount of $50,000 (the “Note”) to HWH International, Inc. (“HWH” or the “Holder”). HWH is affiliated with Heng Fai Ambrose Chan, a Director of the Company. The Note is convertible into 333,333 shares of the Company’s Common Stock. Concurrent with issuance of the Note, the Company issued to HWH a detachable warrant to purchase up to an additional 333,333 shares of the Company’s Common Stock, at an exercise price of $0.15 per share. Under the terms of the Note and the detachable stock warrant, the Holder is entitled to certain financing rights. If the Company enters into more favorable transactions with a third-party investor, it must notify the Holder and may have to amend and restate the Note and the detachable stock warrant to be identical. On August 9, 2022, HWH and the Company executed an agreement to settle the Note and cancel the related stock warrant for $78,636, which amount represents the principal plus accrued interest. The Company made the payment to HWH on August 9, 2022.

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

During the three months ended September 30, 2022, and September 30, 2021, interest expense in connection with the Company’s convertible notes was $558,000 and $606,444, respectively, excluding amortization of debt discount and deferred financing costs of $2.6 million and $2.3 million, respectively. During the six months ended September 30, 2022, and September 30, 2021, interest expense in connection with the convertible notes were $648,000 and 1.7 million, respectively, excluding amortization of debt discount and deferred financing cost of $3.1 and $4.4 million respectively. These amounts are included in interest expense in our consolidated statements of operations.

NOTE 11 – INCOME TAXES

The statutory rates for our domestic and our material foreign operations are as follows for the periods shown:

Country	2022	2021
United States	21%	21%
Republic of Korea	21%	22%

Our consolidated effective income tax rate reconciliation is as follows:

	Six Months Ended September 30,
	2022	2021
Federal statutory rate	21.0%	21.0%
State and local income taxes	(0.2)	(0.7)
Valuation allowance for NOL carry-forwards	(15.6)	(51.1)
Stock warrant transactions and other items	(0.2)	4.1
Effective income tax rate	5.2%	(26.7)%

Income taxes applicable to our foreign operations are not material in the periods presented.

NOTE 12 - STOCKHOLDERS’ EQUITY

Common Stock

During the six months ended September 30, 2022, the Company issued to DSSI: (a) a two-year Convertible, Advancing Promissory Note in the principal amount of $27.0 million (the “2022 Note”) in favor of DSSI and (b) a detachable Warrant to purchase up to 818,181,819 shares of the Company’s Class A Common Stock at the exercise price of $0.033 per share. The transaction is discussed more fully in Note 9 – Convertible Notes Payable, Related Parties.

In May 2022, the Company and certain of its subsidiaries, on the one hand, and Alchemist, the former officer and certain entities affiliated with the former officer, on the other hand, entered into a Confidential Settlement Agreement with Mutual Releases (the “May 2022 Settlement Agreement”) pursuant to which the parties amicably settled all claims and disputes among them; (b) the former officer sold to the Company 26,091,136 shares of the Company’s common stock then under the voting and dispositive control of the former officer; (c) the Company made a one-time payment of $1,043,645; and (d) the Company and its relevant subsidiaries, on the one hand, and the former officer and relevant entities affiliated with the former officer, on the other hand, exchanged customary mutual releases of any prior obligations among them. On May 19, 2022, the closing price for the Company’s common stock was $0.25 per share. In the six months ended September 30, 2022, the Company measured and recognized the repurchase of its common stock at its fair value of $626,187, derecognized its remaining liability under the Co-Founder’s Agreement, and recognized a recovery of $324,230 in connection with the previously recognized loss related to the Co-Founder’s Agreement.

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

The Company’s Board of Directors has designated 10,000,000 shares of Class B Common Stock, par value 0.0001 per share. As of September 30, 2022, and March 31, 2022, there were 262,832,833 and 288,923,969 shares of the Company’s Class A Common Stock issued. As of September 30, 2022, and March 31, 2022, there were 262,832,833 shares and 288,923,969 shares, respectively, net of 26,091,136 shares held in Treasury Stock at September 30, 2022, of the Company’s Class A Common Stock outstanding. As of September 30, 2022, and March 31, 2022, there were no shares of the Company’s Class B Common Stock issued and outstanding.

NOTE 13 - RELATED PARTY TRANSACTIONS

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

In January 2022, the Company and DSS who, together with its subsidiaries, is currently a majority shareholder of the Company, entered into a one-year Business Consulting Agreement (the “Consulting Agreement”) pursuant to which DSS will provide to the Company certain consulting services, as defined in the Consulting Agreement. The Consulting Agreement may be terminated by either party on a 60-day’s written notice. In connection with the Consulting Agreement, the Company agreed to pay DSS a flat monthly fee of sixty thousand dollars ($60,000) and DSS received a fully vested detachable Stock Warrant to purchase up to 50.0 million shares of the Company’s Class A Common Stock, at the exercise price of $0.0001 per share. On the effective date of the Consulting Agreement, the closing price of the Company’s common stock was $0.07 per share and the fair value of the Stock Warrant was $3.5 million. The fair value of the Stock Warrant is being recognized as consulting expense over the term of one year. During the three and six months ended September 30, 2022, the Company recognized consulting expense of $1.1 million and $2.1 million, in connection with the Consulting Agreement. In February 2022, the Company issued 50.0 million shares of its Common Stock Class A to DSS in connection with exercise of the Stock Warrant.

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

As of September 30, 2022, DSS and its affiliates owned, in the aggregate, 191.9 million shares of the Company’s Class A Common Stock, excluding 878.2 million shares issuable upon the exercise of warrants held by DSS and 818.2 million shares issuable upon conversion of the Note discussed in the third preceding paragraph. Heng Fai Ambrose Chan, Frank D. Heuszel, and John (“JT”) Thatch, each a Director of the Company, also serve on the Board of Directors of DSS. Mr. Chan serves as Chairman of the Board of Directors of the Company. Mr. Thatch also serves as President, CEO and Vice Chairman of the Board of Directors of the Company.

HWH International, Inc.

In October 2017, Sharing Services issued a Convertible Promissory Note in the principal amount of $50,000 (the “Note”) to HWH International, Inc. (“HWH” or the “Holder”). HWH is affiliated with Heng Fai Ambrose Chan, who became a Director of the Company in April 2020. The Note is convertible into 333,333 shares of the Company’s Common Stock. Concurrent with issuance of the Note, the Company issued to HWH a detachable stock warrant to purchase up to an additional 333,333 shares of the Company’s Common Stock, at an exercise price of $0.15 per share. Under the terms of the Note and the detachable stock warrant, the Holder is entitled to certain financing rights. If the Company enters into more favorable transactions with a third-party investor, it must notify the Holder and may have to amend and restate the Note and the detachable stock warrant to be identical. On August 9, 2022, HWH and the Company executed an agreement to settle the Note and cancel the related stock warrant for $78,636, which amount represents the principal plus accrued interest. The detachable stock warrant to purchase the additional 333,333 shares of the Company’s Common Stock was forfeited by the Holder upon payment. The Company made the payment to HWH on August 9, 2022.

HWH World, Inc.

A subsidiary of the Company operating in the Republic of Korea subleases office space from HWH World, Inc. (“HWH World”), a subsidiary of DSS and a company affiliated with Heng Fai Ambrose Chan, a Director of the Company. Pursuant to the terms of the sublease agreement, the Company recognized a right-of-use asset and an operating lease liability of $261,835 in connection therewith. In fiscal year ended March 31, 2022, the Company recognized expense of $222,092 in connection this lease. As of March 31, 2022, accounts payable included payments due to HWH World under the lease of $213,742. In May 2022, the Company and HWH World amended the related sublease agreement to significantly reduce the space subleased by the Company and the related rent obligation. On June 30, 2022, the right-of-use asset and liability were written off and a new month-to-month rental agreement was entered into for the reduced space subleased by the Company. The company recognized $2,808 in rent expense for the six months ended September 30, 2022, in connection with the new lease.

In September 2021, the Company and HWH World entered into an Advisory Agreement pursuant to which the Company provides strategic advisory services to HWH World in connection with its North America expansion plans in exchange for a monthly fee of $10,000. During the fiscal year ended March 31, 2022, the Company recognized consulting income of $76,700 in connection therewith. The Advisory Agreement was terminated during the six months ended September 30, 2022. No consulting income has been recognized for the three and six months ended September 30, 2022.

Impact Biomedical, Inc.

In the fiscal year ended March 31, 2022, a wholly owned subsidiary of the Company purchased health and wellness products from Impact Biomedical, Inc., a subsidiary of DSS, in the aggregate amount of $111,414. During the three and six months ended September 30, 2022, the Company’s purchases of health and wellness products from Impact Biomedical, Inc., totaled $19,247 and $36,808, respectively.

K Beauty Research Lab. Co., Ltd

In the fiscal year ended March 31, 2022, a wholly owned subsidiary of the Company purchased skin care products manufactured by K Beauty Research Lab. Co., Ltd (“K Beauty”), a South Korean-based supplier of skin care products that is affiliated with Heng Fai Ambrose Chan, a Director of the Company, in the aggregate amount of $2.3 million. The Company’s affiliates operating in Asia intend to distribute skin care and other products in South Korea and other countries, including skin care products procured from K Beauty, as part of the Company’s previously announced strategic growth plans. During the three and six months ended September 30, 2022, the Company purchased skin care products manufactured by K Beauty Research Lab and other items in the amount of $929 and $1,572.

Premier Packaging Corporation

Premier Packaging Corporation is a wholly owned subsidiary of the Company. Purchase orders to Premier Packaging Corporation, a subsidiary of DSS, to acquire printed packaging materials in the aggregate amount was $28,090 and $151,509 for the six months ended September 30, 2022, and 2021, respectively

Alchemist Holdings, LLC

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

In May 2022, the Company and certain of its subsidiaries, on the one hand, and Alchemist, the former officer and certain entities affiliated with the former officer, on the other hand, entered into a Confidential Settlement Agreement with Mutual Releases (the “May 2022 Settlement Agreement”) pursuant to which the parties amicably settled all claims and disputes among them; (b) the former officer sold to the Company 26,091,136 shares of the Company’s common stock then under the voting and dispositive control of the former officer; (c) the Company made a one-time payment of $1,043,645; and (d) the Company and its relevant subsidiaries, on the one hand, and the former officer and relevant entities affiliated with the former officer, on the other hand, exchanged customary mutual releases of any prior obligations among them. On May 19, 2022, the closing price for the Company’s common stock was $0.25 per share. During the six months ended September 30, 2022, the Company measured and recognized the repurchase of its common stock at its fair value of $626,187, derecognized its remaining liability under the Co-Founder’s Agreement, and recognized a recovery of $324,230 in connection with the previously recognized loss related to the Co-Founder’s Agreement.

The Company subleases warehouse and office space from Alchemist, until May 2022, a 10% shareholder of the Company. During the three and six months ended September 30, 2022, rent expense associated with such sublease agreement was $25,081 and $50,179, respectively.

American Premium Water Corporation

In July 2021, the Company, and American Premium Water Corporation (“American Premium”) entered into a business consulting agreement pursuant to which the Company provides consulting services to American Premium in exchange for a monthly fee of $4,166. Mr. John “JT” Thatch, a director of the Company, also serves on the Board of Directors of American Premium. During the three and six months ended September 30, 2022, the Company recognized consulting fee income of $12,498 and 24,996, respectively.

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

American Pacific Bancorp

On June 15, 2022, Sharing Services, through one of its subsidiaries, entered into a secured real estate promissory note with American Pacific Bancorp, Inc. (“APB”), and the Company entered into a Loan Agreement pursuant to which APB loaned the Company approximately $5.7 million. The loan bears interest at the annual rate of 8% matures on June 1, 2024, is payable in equal monthly instalments of $43,897 commencing on July 1, 2022 (with the remainder due on September 1, 2024) and is secured by a first mortgage interest on the Company’s Lindon, Utah office building. In connection with this loan, the Company received net proceeds of $5,522,829 from APB on June 17, 2022. APB is a subsidiary of DSS. Heng Fai Ambrose Chan, and Frank D. Heuszel, each a Director of the Company, also serve on the Board of Directors of APB.

On August 11, 2022, the Company executed a revolving credit promissory note with APB (“the APB Revolving Note”) pursuant to which the Company has access to advances with a maximum principal balance not to exceed the principal sum of $10 million. The APB Revolving Note is collateralized by the assets of the Company, and it bears interest at the annual rate of 8% and such interest shall be due and payable quarterly as it accrues on the outstanding balance. Interest payments on the loan are due and payable on the last day of each consecutive third calendar month until the maturity date of August 12, 2024. As of September 30, 2022, the Company had $6.0 million outstanding under the APB Revolving Note and accrued interest of $60,667 which amount was paid on October 1, 2022.

NOTE 14 – STOCK-BASED COMPENSATION

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

In October 2017, the Company issued a convertible note in the principal amount of $50,000 to HWH International, Inc. (“HWH”) and a detachable stock warrant to purchase up to 333,333 shares of the Company’s Common Stock, at an exercise price of $0.15 per share. The Note is convertible into 333,333 shares of the Company’s Common Stock and expires in October 2022. HWH is affiliated with Heng Fai Ambrose Chan, who in April 2020 became a Director of the Company. On August 9, 2022, HWH and the Company executed an agreement to settle the Note and cancel the related stock warrant for $78,636, which amount represents the principal plus accrued interest. The detachable stock warrant to purchase the additional 333,333 shares of the Company’s Common Stock was forfeited by the Holder upon payment. The Company made the payment to HWH on August 9, 2022.

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

During the three months ended September 30, 2022, and 2021, the Company recognized a compensatory gain of $167,855 and $1,134,170, respectively, in connection with grants with a variable exercise price after service is completed.

NOTE 15 – LEASES

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

The following information pertains to the Company’s leases as of the balance sheet dates indicated:

Assets	Classification	September 30, 2022	March 31, 2022
Operating leases	Right-of-use assets, net	$473,993	$593,389
Total lease assets		$473,993	$593,389

Liabilities
Operating leases	Accrued and other current liabilities	$70,789	$134,578
Operating leases	Lease liability, long-term	413,587	461,515
Total lease liabilities		$484,376	$596,093

The following information pertains to the Company’s leases for the periods indicated:

		Three Months Ended September 30,
Lease cost	Classification	2022	2021
Operating lease cost	General and administrative expenses	$21,831	$305,680
Operating lease cost	Depreciation and amortization	-	-
Operating lease cost	Interest expense, net	-	-
Total lease cost		$21,831	$305,680

		Six Months Ended September 30,
Lease cost	Classification	2022	2021
Operating lease cost	General and administrative expenses	$45,009	$465,500
Operating lease cost	Depreciation and amortization	-	-
Operating lease cost	Interest expense, net	-	-
Total lease cost		$45,009	$465,500

The Company’s lease liabilities are payable as follows:

Twelve months ending September 30,	Amount
2023	$72,962
2024	99,367
2025	102,147
2026	104,926
2027	107,706
Thereafter	252,241
Total remaining payments	739,349
Less imputed interest	254,973
Total lease liability	$484,376

NOTE 16 – COMMITMENTS AND CONTINGENCIES

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

The outcome of litigation is uncertain, and despite management’s view of the merits of any litigation, or the reasonableness of the Company’s estimates and reserves, the Company’s financial statements could nonetheless be materially affected by an adverse judgment. The Company believes it has adequately reserved for the contingencies arising from current legal matters where an outcome was deemed to be probable, and the loss amount could be reasonably estimated. No provision for legal matters was deemed necessary at September 30, 2022.

Legal Proceedings

The Company from time to time is involved in various claims and lawsuits incidental to the conduct of its business in the ordinary course. We do not believe that the ultimate resolution of these matters will have a material adverse impact on our consolidated financial position, results of operations or cash flows.

(a)	Case No. 4:20-cv-00946; Dennis Burback, Ken Eddy and Mark Andersen v. Robert Oblon, Jordan Brock, Jeff Bollinger, Four Oceans Global, LLC, Four Oceans Holdings, Inc., Alchemist Holdings, LLC, Elepreneurs U.S., LLC, Elevacity U.S., LLC, Sharing Services Global Corporation, Custom Travel Holdings, Inc., and Does 1-5, pending in the United States District Court for the Eastern District of Texas. On December 11, 2020, three investors in Four Oceans Global, LLC filed a lawsuit against the Company, its affiliated entities, and other persons and entities related to an investment made by the three Plaintiffs in 2015. The Company and its affiliated entities filed an answer denying the three investors’ claims. Plaintiffs filed a First Amended Complaint on October 14, 2021. The Company and its affiliated entities responded in November 2021 by filing a Motion to Dismiss the claims contained in the Amended Complaint. The Motion was granted on July 20, 2022, by Court Order dismissing with prejudice the Company and all affiliated entities from the lawsuit. In early August 2022, Plaintiffs on their own motion moved to dismiss all claims against the remaining parties in the case to enable the Order of Dismissal to become an appealable, final Order. On September 7, 2022, Plaintiffs filed a Notice of Appeal to the United States Court of Appeals for the Fifth Circuit. As of September 30, 2022, the Fifth Circuit had not yet issued a briefing schedule.

(b)	Case No. 4:21-cv-00026; Elepreneurs Holdings, LLC d/b/a Elepreneur, LLC, Elepreneurs U.S., LLC d/b/a Elepreneurs, LLC, and SHRG IP Holdings, LLC v. Lori Ann Benson, Andrea Althaus and Lindsey Buboltz, pending in the United States District Court for the Eastern District of Texas. On December 31, 2020, the Company filed suit against three former distributors and obtained injunctive relief from the 429th Judicial District of Collin County, Texas. The lawsuit was removed by the three former distributors to federal court. The Company subsequently obtained injunctive relief from the federal court. The parties settled their disputes, and a Joint Motion for Final Dismissal was filed with the Court on September 30, 2022 requesting the Court to enter a Final Order of Dismissal with Prejudice and close the case.

(c)	Case No. 429-01137-2022; Elevacity U.S., LLC d/b/a The Happy Co. and Elepreneurs U.S., LLC d/b/a Elepreneurs, LLC v. Mark Willodson, Judy Willodson and Valentus, Inc., pending in the 429th Judicial District Court of Collin County, Texas. On March 9, 2022, the Company filed suit against a competitor and former distributors. On March 9, 2022, the Company filed suit against a competitor and former distributors. An Agreed Temporary Injunction was entered by the Court against the Willodsons in April 2022. This matter remains pending as of September 30, 2022.

(d)	Case No. 4:22-cv-00042; Elevacity U.S., LLC d/b/a The Happy Co. and Elepreneurs U.S., LLC d/b/a Elepreneurs, LLC v. Brian Christopher Schweda, Jr., pending in the United States District Court for the Eastern District of Texas. On January 20, 2022, the Company filed suit against a former distributor. The Defendant filed two motions to dismiss. The Court entered an Order recently denying Defendant’s motion to dismiss for lack of jurisdiction over the Defendant in Texas. As of September 30, 2022, Defendant’s motion to dismiss Plaintiff’s claim of tortious interference remains pending. Regardless of the outcome of that pending motion, the case will move forward with breach of contract claims against the Defendant. The case is pending as of September 30, 2022.

(e)	Case No. 9:22-cv-00146; Travel Gig, LLC and Happitravel, LLC v. Sharing Services Global Corporation, SHRG IP Holdings, LLC; Global Travel Destinations, LLC., and Does 1-25, pending in the United States District Court for the District of Montana. On September 7, 2022, Plaintiffs filed a lawsuit against the Company and two affiliated entities alleging trademark infringement concerning the Company’s affiliated travel entity. Plaintiffs filed a motion seeking a Preliminary Injunction and the Court set a hearing on the motion for November 1, 2022.

(f)	Case No. 4:22-cv-00047; Elevacity U.S., LLC d/b/a The Happy Co. and Elepreneurs U.S., LLC d/b/a Elepreneurs, LLC v. Kimberley McLean, pending in the United States District Court for the Eastern District of Texas. On January 20, 2022, the Company filed suit against a former distributor. This matter remains pending as of September 30, 2022.

NOTE 17 - FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

Our financial instruments consist of cash equivalents, if any, accounts receivable, notes receivable, investments in unconsolidated entities, accounts payable and convertible notes payable. The carrying amounts of cash equivalents, if any, trade accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these financial instruments.

Consistent with the valuation hierarchy contained in ASC Topic 820, we categorized certain of our financial assets and liabilities as follows:

	September 30, 2022
	Total	Level 1	Level 2	Level 3
Assets

Investment in unconsolidated entities, net	$1,370,242	$-	-	1,370,242
Investment in marketable securities	6,506,547	6,506,547
Total assets	$7,876,789	$6,506,547	$-	$1,370,242
Liabilities

Convertible notes payable	$17,918,182	$-	$17,918,182	$-
Total liabilities	$17,918,182	$-	$17,918,182	$-

	March 31, 2022
	Total	Level 1	Level 2	Level 3
Assets

Investment in unconsolidated entities, net	$5,063,940	$-	$-	$5,063,940
Total assets	$5,063,940	$-	$-	$5,063,940
Liabilities

Convertible notes payable	$5,840,000	$-	$5,790,000	$50,000
Total liabilities	$5,840,000	$-	$5,790,000	$50,000

NOTE 18 - SUBSEQUENT EVENTS

In preparing these unaudited condensed consolidated financial statements, the Company has evaluated events and transactions subsequent to the balance sheet date of September 30, 2022, for potential recognition or disclosure through the date of this report. No other events require adjustment to or disclosure in the Company’s unaudited condensed consolidated financial statements.

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

Summary Results of Operations:

	Three Months Ended				Six Months Ended
	September 30, 2022	September 30, 2021	Increase (Decrease)	% Change	September 30 ,2022	September 30, 2021	Increase (Decrease)	% Change
Net sales	$4,188,152	$9,873,300	$(5,685,148)	-57.6%	$9,491,770	$21,084,827	$(11,593,057)	-55.0%
Gross profit	2,428,376	6,948,861	(4,520,485)	-65.1%	6,074,966	14,806,577	(8,731,611)	-59.0%
Operating expenses	(6,595,518)	(10,562,861)	(3,967,343)	-37.6%	(13,904,221)	(20,441,646)	(6,537,425)	-32.0%
Operating loss	(4,167,142)	(3,614,000)	553,142	15.3%	(7,829,255)	(5,635,069)	2,194,186	38.9%
Net non-operating expenses	(14,772,836)	(354,899)	14,417,937	406.3%	(12,803,590)	(1,133,948)	11,669,642	102.9%
Loss before income taxes	(18,939,978)	(3,968,899)	14,971,079	377.2%	(20,632,845)	(6,769,017)	13,863,828	204.8%
Income tax benefit	(554,075)	(1,254,134)	(700,059)	-55.8%	(893,932)	(506,245)	387,687	76.6%
Net loss	$(18,385,903)	$(2,714,765)	$15,671,138	577.3%	$(19,738,913)	$(6,262,772)	$13,476,141	215.2%

Highlights for the Three months ended September 30, 2022:

●	For the three months ended September 30, 2022, our consolidated net sales decreased $5.7 million, or 57.6%, to $4.2 million, compared to the three months ended September 30, 2021.

●	For the three months ended September 30, 2022, our consolidated gross profit decreased $4.5 million, or 65.1%, to $2.4 million, compared to the three months ended September 30, 2021. Our consolidated gross margin was 66.3% for the three months ended September 30, 2022, compared to 70.4% for the three months ended September 30, 2021.

●	For the three months ended September 30, 2022, our consolidated operating expenses decreased $4.0 million, or 37.6%, to $6.6 million, compared to the three months ended September 30, 2021.

●	For the three months ended September 30, 2022, our consolidated operating loss was $4.2 million, compared to $3.6 million for the three months ended September 30, 2021.

●	For the three months ended September 30, 2022, our consolidated net non-operating expense was $14.8 million, compared to net non-operating expenses of $0.4 million for the three months ended September 30, 2021.

●	For the three months ended September 30, 2022, our consolidated net loss was $18.4 million compared to net loss of $2.7 million for the three months ended September 30, 2021. For the three months ended September 30, 2022, and September 30, 2021, our diluted losses per share were $0.07 and $0.01, respectively.

●	For the six months ended September 30, 2022, our consolidated net cash used by operating activities was $5.4 million compared to $10.2 million for the six months ended September 30, 2021.

●	In June 2022, the Company and Decentralized Sharing Systems, Inc. (“DSSI”), a subsidiary of DSS, Inc. (“DSS”), and, together with DSS, a major shareholder of the Company entered into an agreement pursuant to which the parties to the agreement replaced the $30.0 million loan from April 2021 with a $27.0 million loan.

●	In June 2022, the Company, through a subsidiary, and American Pacific Bancorp, Inc. (“APB”), a subsidiary of DSS, entered into a Loan Agreement pursuant to which APB loaned the Company approximately $5.7 million.

●

In August 2022, the Company entered into a revolving credit promissory note (“the Note”) with APB, pursuant to which the Company has access to advances with a maximum principal balance, not to exceed the principal sum of $10.0 million.

Overview

Summary Description of Business

Sharing Services Global Corporation and subsidiaries (“Sharing Services”, “we,” or the “Company”) aim to build shareholder value by developing or acquiring businesses and technologies that increase the Company’s product and services portfolio, business competencies, and geographic reach. Sharing Services’ combined platform currently leverages the capabilities and expertise of various companies that market and sell products direct to the consumer through independent contractors. The Company’s new shared service platform will service this direct selling “gig economy” sector by providing needed services that companies will require to operate, such as equity and inventory financing, advisory services, mobile application tools, merchant processing services, commercial insurance, and event planning.

Currently, the Company, through its subsidiaries, markets and distributes its health and wellness and other products primarily in the U.S. and Canada using a direct selling business model. In addition, the Company distributes its products from the U.S. to customers located in Australia, New Zealand and other countries. The Company’s U.S. subsidiaries market our products and services through an independent sales force, using their proprietary websites, including: www.elevacity.com and www.thehappyco.com. In September 2021, the Company, through a subsidiary, commenced operations in the Republic of Korea (South Korea).

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

Strategic Profitable Growth Initiatives

The Company intends to continue to grow its business by pursuing a multipronged growth strategy, that includes: (a) expanding its product offerings, both within the health and wellness category and in new product categories, (b) expanding its direct-to-consumer geographic footprint (primarily in Asia), and (c) launching its previously announced membership-based consumer travel products line worldwide. This growth strategy may also include the use of strategic acquisitions of businesses that augment the Company’s product and services portfolio, business competencies and geographic reach.

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

Results of Operations

Three months ended September 30, 2022 Compared to Three months ended September 30, 2021

Net Sales

For the three months ended September 30, 2022, our consolidated net sales decreased by $5.7 million, or 57.6%, to $4.2 million, compared to the three months ended September 30, 2021. The decrease in net sales mainly reflects: (a) continuation of the decline in consumer orders that we experienced since the fourth quarter of the fiscal year 2020, (b) a decline in independent distributor orders, in the number of new independent distributors and in the number of continuing active distributors, resulting, in part, from recent product reformulations and increased competition for independent distributors, and (c) the generally adverse impact on consumer buying trends resulting from the recent increase in consumer good prices and in energy costs in the U.S. and from lingering effects of the COVID global health emergency and actions taken to help mitigate the spread of the virus in the geographies in which we operate. In efforts to restore strong sales growth, in the past several months, we have developed and launched our new business brand, “The Happy CoTM,” at our Elevacity division, have accelerated our previously announced initiatives to expand our operations into additional international geographies, and have further intensified our efforts to recruit, develop and reward our distributors and our efforts to reach new consumers, including through the continued introduction of new products.

We believe there continues to be significant uncertainty about the potentially adverse impact of the current health crisis on the economies and employment markets of several countries, including the U.S. and Canada. Please see Overview - Significant Uncertainty Regarding the Potential Impact of Ongoing COVID Health Crisis above.

The $5.7 million decrease in consolidated net sales primarily reflects a decrease in number of comparable product units sold, partially offset by sales of products introduced since September 30, 2021, of approximately $1.2 million.

During the three months ended September 30, 2022, and 2021, the Company derived substantially all its consolidated net sales from the sale of its Elevate health and wellness product line.

During the three months ended September 30, 2022, approximately 62% of our net sales were to customers (including approximately 39% to recurring customers, which we refer to as “SmartShip” sales, and approximately 23% were to new customers) and approximately 38% of our net sales were to our independent distributors.

Gross Profit

For the three months ended September 30, 2022, our consolidated gross profit decreased by $4.5 million, or 65.1%, to $2.4 million, compared to the three months ended September 30, 2021, and our consolidated gross margins were 58.0% and 70.0%, respectively. For the three months ended September 30, 2022, gross margin was affected by an increase in shipping expenses and promotional pricing, as a percentage of sales.

Selling and Marketing Expenses

For the three months ended September 30, 2022, our consolidated selling and marketing expenses decreased by $3.0 million, to $2.0 million, or 49% of net sales compared to $5.0 million, or 51% of net sales for the three months ended September 30, 2021. The decrease in consolidated selling and marketing expenses is due primarily to lower sales commissions of $6.0 million (which reflects decrease in our consolidated net sales discussed above) partially offset by higher sales convention expenses of approximately $742,814 (as we resumed holding some in-person conventions).

General and Administrative Expenses

For the three months ended September 30, 2022, our consolidated general and administrative expenses (which include corporate employee compensation and benefits, stock-based compensation, professional fees, rent and other occupancy costs, certain consulting fees, telephone and information technology expenses, insurance premiums, and other administrative expenses) decreased by approximately $982,780 to $4.6 million, or 109% of consolidated net sales compared to $5.5 million, or 56.1% of consolidated net sales, for the three months ended September 30, 2021. The increase in consolidated general and administrative expenses was primarily driven by higher professional, consulting and legal expenses.

Interest Expense

For the three months ended September 30, 2022, our consolidated interest expense was 3.3 million, including amortization of debt discount and deferred financing costs, interest income , and other expenses associated with borrowings from “DSSI” and related parties.

For the three months ended September 30, 2021, our consolidated interest expense was $3.1 including amortization of debt discount and deferred financing costs, interest income, and other expenses associated with borrowings from “DSSI” and related parties.

Net Other Non-operating Expenses

For the three months ended September 30, 2022, we had net consolidated non-operating expenses of approximately $14.8 million. For the three months ended September 30, 2021, our consolidated non-operating income was approximately $0.4 million.

Unrealized Gain (Loss) on Investments in Unconsolidated Entities and Marketable Securities

For the three months ended September 30, 2022, net unrealized losses, before income tax, in connection with our investments in unconsolidated entities and marketable securities was $11.6 million.

For the three months ended September 30, 2021, net unrealized gains, before income tax, in connection with our investment in unconsolidated entities were $2.1 million.

Gain (Loss) on Employee Warrants Liability

For the three months ended September 30, 2022, we recognized a compensatory gain of $52,875, compared to $646,930 for the three months ended September 30, 2021, in connection with employee warrants with a variable exercise price after service was completed.

Income Tax Benefit

Income tax benefit includes current and deferred income taxes for both our domestic and foreign operations. Income from our international operations is subject to taxation in the countries in which we operate.

During the three months ended September 30, 2022, the Company had a state and local tax benefit of $3,294 and a provision for deferred federal income taxes of $550,781.

Net Loss and Loss per Share

As a result of the foregoing, for the three months ended September 30, 2022, our consolidated net loss was $18.4 million, compared to $2.7 million for the three months ended September 30, 2021. For the three months ended September 30, 2022, and September 30, 2021, our diluted loss per share was $0.07 and $0.01, respectively.

Six months ended September 30, 2022 Compared to the Six months ended September 30, 2021

Net Sales

For the six months ended September 30, 2022, our consolidated net sales decreased by $11.6 million, or 55.0%, to $9.5 million, compared to the six months ended September 30, 2021. The decrease in net sales mainly reflects: (a) continuation of the decline in consumer orders that we experienced since the fourth quarter of the fiscal year 2020, (b) a decline in independent distributor orders, in the number of new independent distributors and in the number of continuing active distributors, resulting, in part, from recent product reformulations and increased competition for independent distributors, and (c) the generally adverse impact on consumer buying trends resulting from the recent increase in consumer good prices and in energy costs in the U.S. and from lingering effects of the COVID global health emergency and actions taken to help mitigate the spread of the virus in the geographies in which we operate. In efforts to restore strong sales growth, in the past several months, we have developed and launched our new business brand, “The Happy CoTM,” at our Elevacity division, have accelerated our previously announced initiatives to expand our operations into additional international geographies, and have further intensified our efforts to recruit, develop and reward our distributors and our efforts to reach new consumers, including through the continued introduction of new products.

We believe there continues to be significant uncertainty about the potentially adverse impact of the current health crisis on the economies and employment markets of several countries, including the U.S. and Canada. Please see Overview - Significant Uncertainty Regarding the Potential Impact of Ongoing COVID Health Crisis above.

The $11.6 million decrease in consolidated net sales primarily reflects a decrease in the number of comparable product units sold, partially offset by sales of products introduced since September 30, 2021, of approximately $190,000.

During the six months ended September 30, 2022, and 2021, the Company derived substantially all its consolidated net sales from the sale of its Elevate health and wellness product line.

During the six months ended September 30, 2022, approximately 63% of our net sales were to customers (including approximately 38% to recurring customers, which we refer to as “SmartShip” sales, and approximately 25% were to new customers) and approximately 37% of our net sales were to our independent distributors.

Gross Profit

For the six months ended September 30, 2022, our consolidated gross profit decreased by $8.7 million, or 59%, to $6.1 million, compared to the three months ended September 30, 2021, and our consolidated gross margins were 64% and 70%, respectively. For the six months ended September 30, 2022, gross margin was affected by an increase in shipping expenses and promotional pricing, as a percentage of sales.

Selling and Marketing Expenses

For the six months ended September 30, 2022, our consolidated selling and marketing expenses decreased by $5.4 million, to $4.8 million, or 50.5% of net sales compared to $10.2 million, or 48.2% of net sales for the six months ended September 30, 2021. The decrease in consolidated selling and marketing expenses is due primarily to lower sales commissions of $3.9 million (which reflects decrease in our consolidated net sales discussed above) partially offset by higher sales convention expenses of approximately $742,814 (as we resumed holding some in-person conventions).

General and Administrative Expenses

For the six months ended September 30, 2022, our consolidated general and administrative expenses (which include corporate employee compensation and benefits, stock-based compensation, professional fees, rent and other occupancy costs, certain consulting fees, telephone and information technology expenses, insurance premiums, and other administrative expenses) decreased by approximately $1.2 million to $9.1 million, or 96% of consolidated net sales compared to $10.3 million, or 48.7% of consolidated net sales, for the six months ended September 30, 2021. The decrease in consolidated general and administrative expenses was primarily driven by higher professional and legal expenses increasing.

Interest Expense

For the six months ended September 30, 2022, our consolidated interest expense was $6.4 million, including amortization of debt discount and deferred financing costs, interest income, and other expenses associated with borrowings from “DSSI” and related parties.

For the six months ended September 30, 2021, consolidated interest expense was $6.1 million, including amortization of debt discount and deferred financing cost, interest income, and other expenses associated with borrowings from “DSSI” and related parties.

Other Non-operating Income/Expenses

For the six months ended September 30, 2022, our net consolidated non-operating income, includes litigation settlements and other non-operating income of $139,798. For the six months ended September 30, 2021, consolidated other non-operating expenses (including litigation settlements) were $14,046.

Gain (loss) on employee warrants liability

For the six months ended September 30, 2022, we recognized a compensatory gain of $167,835, compared to $1.8 million for the six months ended September 30, 2021, in connection with employee warrants with a variable exercise price after service was completed.

Gain on Extinguishment of Debt

For the six-month ended September 31, 2022, no amounts were incurred related to extinguishment of debt. In September 2021, the Company’s borrowings under the Paycheck Protection Program features of the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”) were forgiven pursuant to the CARES Act. The Company recognized a gain on extinguishment of debt of $1.0 million, before income tax, in connection therewith.

Income Tax Benefit

During the six months ended September 30, 2022, the Company recognized a deferred tax benefit of approximately $880,000 and a state and local tax benefit of $12,904.

During the six months ended September 30, 2021, the Company recognized a consolidated provision for current federal income taxes of $940,117, net of a valuation allowance recognized of $1,866,779, a consolidated provision for state and local taxes of $67,310, and a consolidated deferred income tax benefit of $1,513,672.

Net Loss and Loss per Share

As a result of the foregoing, for the six months ended September 30, 2022, our consolidated net loss was $19.7 million, compared to $6.3 million for the six months ended September 30, 2021. For the six months ended September 30, 2022, and September 30, 2021, our diluted loss per share was $0.07 and $0.03, respectively.

Liquidity and Capital Resources

We broadly define liquidity as our ability to generate sufficient cash, from internal and external sources, to meet our obligations and commitments. We believe that, for this purpose, liquidity cannot be considered separately from capital resources.

Working Capital

Working capital (total current assets minus total current liabilities) was a negative $16.1 million and $7.4 million as of September 30, 2022, and March 31, 2022, respectively,

As of September 30, 2022, our cash and cash equivalents were $6.5 million. Based upon the current level of operations and anticipated investments necessary to grow our business, we believe that existing cash balances and anticipated funds from operations will likely be sufficient to meet our working capital requirements over the next 12 months.

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

The following table summarizes our cash flow activities for the six months ended September 30, 2022, compared to the six months ended September 30, 2021:

	Six Months Ended September 30,
	2022	2021	Change
Net cash used in operating activities	$(5,436,809)	$(10,160,196)	4,723,387
Net cash used in investing activities	(11,504,734)	(3,188,679)	(8,316,055)
Net cash provided by financing activities	6,527,264	30,034,625	(23,507,361)
Impact of currency rate changes in cash	(150,122)	11,124	(161,246)
Net (decrease) increase in cash and cash equivalents	$(10,564,401)	$16,696,874	$(27,261,275)

Net Cash Used in Operating Activities

For the six months ended September 30, 2022, net cash used in operating activities was $5.4 million, compared to net cash used in operating activities of $10.2 million for the six months ended September 30, 2021. The $4.7 million change was due to a decline in profitability, excluding non-cash items, such as depreciation and amortization, stock-based compensation gain, provision for obsolete inventory losses, amortization of debt discount, losses on impairment of investments in unconsolidated entities, a note receivable, and the gain on extinguishment of debt. In addition, the change in net cash used in operating activities reflects a change in operating assets and liabilities of $109,611.

Net Cash Used in Investing Activities

For the six months ended September 30, 2022, net cash used in investing activities was $11.5 million, compared to $3.2 million for the six months ended September 30, 2021. The $8.3 million change was due primarily to cash paid for marketable securities of $9.5 million and capitalizable costs related to upgrades to our operating systems.

Net Cash Provided by Financing Activities

For the six months ended September 30, 2022, net cash provided by financing activities decreased by $23.5 million, to $6.5 million, compared to $30.0 million for the six months ended September 30, 2021, primarily due to refinancing of the June 2022 DSSI loan.

Impact of currency rate changes in cash

For the six months ended September 30, 2022, the impact of currency rate changes in cash was negative $150,122 compared to $11,124 for the six months ended September 30, 2021.

Legal Proceedings

The information contained in Note 16, COMMITMENTS AND CONTINGENCIES - Legal Proceedings, of the Notes to Condensed Consolidated Financial Statements located elsewhere in this Quarterly Report is incorporated herein by reference.

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

Short-term Borrowings and Convertible Notes

Borrowing Under Financing Arrangements (Note Payable)

In May 2020, the Company was granted a loan (the “PPP Loan”) by a commercial bank in the amount of $1.0 million, pursuant to the Paycheck Protection Program features of the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”). The Company’s borrowings under the PPP Loan were eligible for loan forgiveness under the provisions of the CARES Act. In September 2021, the Company was formally notified by the lender that the Company’s obligations under the loan have been forgiven effective May 25, 2021. The loan forgiveness applies to all principal and interest accrued through the loan forgiveness effective date.

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

On September 15, 2022, the Company and DSSI entered into an agreement pursuant to which the Company issued to DSSI: (a) a two-year Convertible, Advancing Promissory Note in the principal amount of $27.0 million (the “2022 Note”) in favor of DSSI and (b) a detachable Warrant to purchase up to 818,181,819 shares of the Company’s Class A Common Stock at the exercise price of $0.033 per share. The 2022 Note bears interest at the annual rate of 8% and is due and payable on demand or, if no demand, on May 1, 2024. At any time during the term of the 2022 Note, all or part of the Note may be converted into up to 818,181,819 shares of the Company’s Class A Common Stock, at the option of the holder. Under the terms of the agreement, the Company paid to DSSI a loan origination fee of $270,000, and DSSI surrendered to the Company all DSSI’s rights pursuant to the Convertible Promissory Note in the principal amount of $30.0 million issued by the Company in April 2021 and the detachable Warrant to purchase up to 150,000,000 shares of the Company’s Class A Common Stock, at $0.22 per share, issued concurrently with such $30.0 million note, as discussed in the preceding paragraph.

American Pacific Bancorp, Inc.

On September 15, 2022, Linden Real Estate Holdings, LLC, a wholly owned subsidiary of the Company, American Pacific Bancorp, Inc. (“APB”), a subsidiary of DSS, and the Company entered a Loan Agreement pursuant to which APB loaned the Company approximately $5.7 million. The loan bears interest at the annual rate of 8%, matures on September 1, 2024, and is secured by a first mortgage interest on the Company’s Lindon, Utah office building. In connection with this loan, the Company received net proceeds of $5,522,829 from APB. Heng Fai Ambrose Chan and Frank D. Heuszel, each a Director of the Company, also serve on the Board of Directors of APB.

On August 11, 2022, the Company executed a revolving credit promissory note with APB (“the APB Revolving Note”) pursuant to which the Company has access to advances with a maximum principal balance not to exceed the principal sum of $10 million. The APB Revolving Note is collateralized by the assets of the Company, and it bears interest at the annual rate of 8% and such interest shall be due and payable quarterly as it accrues on the outstanding balance. Interest payments on the loan are due and payable on the last day of each consecutive third calendar month until the maturity date of August 12, 2024. As of September 30, 2022, the Company had $6.0 million outstanding under the APB Revolving Note and accrued interest of $60,667 which amount was paid on October 1, 2022.

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

Capital Requirements

During the six months ended September 30, 2022, capital expenditures for property and equipment (consisting of furniture and fixtures, computer equipment and software, other office equipment and leasehold improvements) in the ordinary course of our business were $1.4 million which primarily relates to the purchase of the multi-user license for use of a new commissions’ platform.

Contractual Obligations

There were no material changes to our contractual cash obligations during the six months ended September 30, 2022, except for (a) the June 2022 refinancing of our loan from DSSI (b) the June 2022 financing or our Lindon, Utah office building, (c) the August 2022 revolving line of credit with APB, as all described above.

Off-Balance Sheet Financing Arrangements

As of September 30, 2022, we had no off-balance sheet financing arrangements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of the end of the fiscal period covered by this Annual Report, and concluded that, as of September 30, 2022, the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management and its Board of Directors, as appropriate to allow timely decisions regarding required disclosure.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information contained in Note 16, COMMITMENTS AND CONTINGENCIES - Legal Proceedings, of the Notes to Unaudited Condensed Consolidated Financial Statements located elsewhere in this Quarterly Report is incorporated herein by reference.

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

(b) Not applicable

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

Item 3. Defaults Upon Senior Securities.

(a) Not applicable

(b) Not applicable

Item 4. Mining Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits.

The following exhibits are filed as part of this Quarterly Report unless otherwise indicated:

3.1	Third Amended and Restated Articles of Incorporation of Sharing Services Global Corporation, which is incorporated herein by reference from Exhibit A to the Company’s 2022 Proxy Statement on Schedule 14A filed on July 14, 2022

3.2	Bylaws of Sharing Services Global Corporation, which is incorporated herein by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 24, 2019

4.1	Certificate of Designation of Series A Preferred Stock, which is incorporated herein by reference from Exhibit 3.1.2 to the Company’s Current Report on Form 8-K filed on May 8, 2017

4.2	Certificate of Designation of Series C Preferred Stock, which is incorporated herein by reference from Exhibit 3.1.4 to the Company’s Current Report on Form 8-K filed on May 8, 2017

4.3	Convertible Promissory Note dated April 13, 2018, issued by Sharing Service, Inc. in favor of RB Capital Partners, Inc., which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on April 19, 2018

4.4	Convertible Promissory Note dated April 5, 2021, issued by Sharing Service Global Corporation in favor of Decentralized Sharing Systems, Inc., which is incorporated herein by reference from Exhibit 1.2 to the Company’s Current Report on Form 8-K filed on April 9, 2021

4.5	Warrant to Purchase Shares of Sharing Services Global Corporation’s Class A Common Stock issued to Decentralized Sharing Systems, Inc., which is incorporated herein by reference from Exhibit 1.3 to the Company’s Current Report on Form 8-K filed on April 9, 2021

4.6	Warrant to Purchase Shares of Sharing Services Global Corporation’s Class A Common Stock, which is incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 29, 2021

4.7	Warrant to Purchase Shares of Sharing Services Global Corporation’s Class A Common Stock, which is incorporated herein by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 27, 2022

4.8	Form of Convertible Promissory Note issued, in June 2022, by Sharing Service Global Corporation in favor of Decentralized Sharing Systems, Inc., which is incorporated herein by reference from Exhibit 4.8 to the Company’s Annual Report on Form 10-K filed on September 21, 2022

4.9	Form of Warrant to Purchase Shares of Sharing Services Global Corporation’s Class A Common Stock issued, in June 2022, by Sharing Service Global Corporation to Decentralized Sharing Systems, Inc., which is incorporated herein by reference from Exhibit 4.9 to the Company’s Annual Report on Form 10-K filed on September 21, 2022

10.1	U. S. Small Business Administration Note dated May 13, 2020, issued by Sharing Services Global Corporation in favor of Prosperity Bank, which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on May 18, 2020

10.2	Stock Purchase and Share Subscription Agreement dated as of July 22, 2020, by and between Sharing Services Global Corporation and Heng Fai Ambrose Chan, which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on July 24, 2020

10.3	Settlement Accommodation Agreement [Including Stock Disposition and Release Provisions] dated July 22, 2020, by and between Sharing Services Global Corporation, Bear Bull Market Dividends, Inc., Kenyatto Montez Jones, and MLM Mafia, Inc., which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on July 30, 2020

10.4	Securities Purchase Agreement dates as of April 5, 2021, by and among Sharing Service Global Corporation and Decentralized Sharing Systems, Inc., which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on April 9, 2021

10.5	Stock Purchase and Share Subscription Agreement dated as of December 23, 2021 by and among Sharing Service Global Corporation and Decentralized Sharing Systems, Inc., which is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 29, 2021

10.6	Business Consulting Agreement dated January 24, 2022 by and between Sharing Service Global Corporation and DSS, Inc., which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on January 27, 2022

10.7	Form of Distributor Agreement of The Happy Co., which is incorporated herein by reference from Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021, filed on September 10, 2021

10.8	2021 The Happy Co. Brand Partner Compensation Plan, which is incorporated herein by reference from Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021, filed on September 10, 2021

10.9	Form of Securities Purchase Agreement entered into, in June 2022, by and among Sharing Services Global Corporation, and the Decentralized Sharing Systems, Inc., which is incorporated herein by reference from Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed on September 21, 2022

10.10	Form of Security Agreement made, in June 2022, by Sharing Service Global Corporation in favor of Decentralized Sharing Systems, Inc., which is incorporated herein by reference from Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed on June 21, 2022

10.11	Form of Loan Agreement entered into, in June 2022, by and between LINDEN REAL ESTATE HOLDINGS, LLC and AMERICAN PACIFIC BANCORP, INC., which is incorporated herein by reference from Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on June 21, 2022

10.12	Form of DEED OF TRUST, ASSIGNMENT OF LEASES AND RENTS, SECURITY AGREEMENT AND FINANCING STATEMENT made, in June 2022, by LINDEN REAL ESTATE HOLDINGS, LLC in favor of Cottonwood Title Insurance Agency, Inc., for the benefit of American Pacific Bancorp, Inc., which is incorporated herein by reference from Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on June 21, 2022

10.13	Form of Demand Promissory Note issued, in September 2022, by LINDEN REAL ESTATE HOLDINGS, LLC in favor of AMERICAN PACIFIC BANCORP, INC., which is incorporated herein by reference from Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on June 21, 2022

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101	The following financial information from our Quarterly Report on Form 10-Q for the three months ended September 30, 2022 and 2021, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) the Condensed Consolidated Statements of Cash Flows and (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity *

*Included herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHARING SERVICES GLOBAL CORPORATION
(Registrant)

Date: November 14, 2022

	By:	/s/ John Thatch
John Thatch
President, Chief Executive Officer and Vice Chairman of the Board of Directors
(Principal Executive Officer)

Date: November 14, 2022

	By:	/s/ Anthony S. Chan
Anthony S Chan
Chief Financial Officer
(Principal Financial Officer)

