Form 10-Q
period 2022-12-31
SHARING SERVICES GLOBAL Corp
filed 2023-02-07
CIK 1644488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2022

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

As of February 6, 2023, there were 262,832,833 shares of the issuer’s Class A Common Stock outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited financial statements: condensed consolidated balance sheet as of December 31, 2022, condensed consolidated statements of operations and comprehensive loss for the three and nine months ended December 31, 2022 and 2021, condensed consolidated statements of cash flows, and condensed consolidated statements of changes in stockholders’ equity (deficit) for the nine months ended December 31, 2022 and 2021, are those of Sharing Services Global Corporation and its subsidiaries.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2022	March 31, 2022
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$3,112,225	$17,023,266
Trade accounts receivable, net	1,790,522	1,682,958
Income taxes receivable	-	300,000
Inventory, net	2,728,131	4,374,236
Notes receivable, net	216,885	-
Other current assets, net	551,828	3,511,282
Total Current Assets	8,399,591	26,891,742
Property and equipment, net	9,437,544	9,585,141
Right-of-use assets, net	458,768	593,389
Deferred income taxes, net	-	81,205
Investment in unconsolidated entities, net	178,727	5,063,940
Investment in marketable securities	4,251,225	-
Intangible assets, net	581,219	688,670
Other assets	1,183,749	260,637
TOTAL ASSETS	$24,490,823	$43,164,724

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	868,008	$985,139
Accrued sales commission payable	2,548,285	3,745,481
Employee stock warrants liability	148,266	452,050
State and local taxes payable	1,421,564	1,339,366
Note payable, related party, net of unamortized debt discount and unamortized deferred loan cost of $602,414 as of December 31, 2022	11,026,526	-
Accrued and other current liabilities	3,439,828	3,079,782
Convertible notes payable, related parties, net of unamortized debt discount and unamortized deferred loan cost of $14,866,710 as of December 31, 2022 and $20,151,230 as of March 31, 2022, respectively	12,133,290	9,898,770
Total Current Liabilities	31,585,767	19,500,588
Settlement liability, long term portion	-	373,677
Lease liability, long-term	413,587	461,515
TOTAL LIABILITIES	31,999,354	20,335,780
Commitments and contingencies	-	-
Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value, 200,000,000 shares authorized:
Series A convertible preferred stock, $0.0001 par value, 100,000,000 shares designated, 3,100,000 shares issued and outstanding as of December 31, 2022, and March 31, 2022, respectively	310	310
Series B convertible preferred stock, $0.0001 par value, no shares issued and outstanding at December 31 and March 31, 2022	-	-
Series C convertible preferred stock, $0.0001 par value, 100,000,000 shares designated, 3,220,000 shares issued and outstanding at December 31 and March 31, 2022, respectively	322	322
Class A common stock, $0.0001 par value, 1,990,000,000 shares designated, 262,832,833 shares and 288,923,969 shares issued and outstanding at December 31 and March 31, 2022, respectively	26,283	28,892
Class B common stock, $0.0001 par value, 10,000,000 shares designated, no shares issued and outstanding	-	-
Treasury Stock, 26,091,136 shares, at cost	(626,187)	-
Additional paid in capital	81,950,753	80,738,719
Shares to be issued	12,146	12,146
Accumulated deficit	(88,650,199)	(57,886,336)
Accumulated other comprehensive loss	(221,959)	(65,109)
Total Stockholders’ Equity (Deficit)	(7,508,531)	22,828,944
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,490,823	$43,164,724

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Net sales	$3,245,903	$7,110,532	$12,737,673	$28,195,359
Cost of goods sold	1,643,111	2,328,583	5,059,916	8,606,833
Gross profit	1,602,792	4,781,949	7,677,757	19,588,526
Operating expenses
Selling and marketing expenses	928,246	4,219,080	5,723,642	14,391,715
General and administrative expenses	4,678,620	3,612,803	13,787,444	13,881,814
Total operating expenses	5,606,866	7,831,883	19,511,086	28,273,529
Operating loss	(4,004,074)	(3,049,934)	(11,833,329)	(8,685,003)
Other income (expense):
Interest expense, net	(3,320,159)	(3,112,039)	(9,761,622)	(9,168,411)
Gain on employee warrants liability	39,375	154,487	207,210	1,935,588
Gain on extinguishment of debt	-	-	-	1,040,400
Unrealized gain (loss) on investment	(3,614,242)	1,201,510	(10,284,002)	3,328,483
Other non-operating income (expense), net	(21,722)	(309,113)	118,077	(335,163)
Total other income (expense), net	(6,916,748)	(2,065,155)	(19,720,337)	(3,199,103)
Loss before income taxes	(10,920,822)	(5,115,089)	(31,553,666)	(11,884,106)
Income tax provision (benefit)	104,129	1,825,073	(789,803)	1,318,827
Net loss	$(11,024,951)	$(6,940,162)	$(30,763,863)	$(13,202,933)

Other comprehensive income (loss), net of tax:
Currency translation adjustments	251,166	(118,860)	(156,850)	(94,887)
Total other comprehensive income (loss)	251,166	(118,860)	(156,850)	(94,887)
Comprehensive loss	(10,773,785)	(7,059,022)	(30,920,713)	(13,297,820)

Loss per share:
Basic and diluted	$(0.04)	$(0.04)	$(0.12)	$(0.07)

Weighted average shares:
Basic and diluted	262,832,833	192,112,139	267,956,183	188,051,336

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	December 31, 2022	December 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,763,863)	(13,202,933)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	539,411	341,775
Stock-based compensation gain	(303,784)	(1,502,195)
Deferred income tax benefit	-	(3,977,918)
Amortization of debt discount and other	10,447,435	9,173,753
Gain on extinguishment of debt	(350,320)	(1,040,400)
Intangible asset impairment	154,182	-
Bad debt expense	(85,155)	-
Unrealized loss (gain) on investments	10,284,002	(2,114,970)
Provision for obsolete inventory	1,012,433	448,484
Changes in operating assets and liabilities:		-
Accounts receivable	(22,413)	(101,829)
Inventory	892,136	(2,847,188)
Other current assets	321,291	(477,706)
Other assets	(137,112)	(1,941)
Accounts payable	669,048	(631,412)
Income taxes payable	(496,026)	5,181,561
Lease liability	35,008	(7,523)
Accrued and other liabilities	(1,042,211)	(2,418,406)
Net Cash Used in Operating Activities	$(8,845,938)	$(13,178,848)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property and equipment and other assets	(1,404,013)	(9,162,617)
Issuance of notes receivable	(216,885)	(118,689)
Purchase of marketable securities	(9,510,000)	-
Collection of notes receivable	-	5,000
Cash paid for asset purchase	(400,000)	(2,937,000)
Net Cash Used in Investing Activities	(11,530,898)	(12,213,306)

CASH FLOWS FROM FINANCING ACTIVITIES:
Retirement of loan	(3,374,416)	-
Net proceeds from issuance of promissory notes	10,922,329	30,000,000
Common stock received on litigation settlement	(1,046,254)	-
Proceeds from issuance of common stock		3,073,607
Proceeds from convertible notes		-
Net Cash Provided by Financing Activities	6,501,659	33,073,607

IMPACT OF CURRENCY RATE CHANGES ON CASH	(35,864)	(45,331)
Increase (decrease) in cash and cash equivalents	(13,911,041)	7,636,122
Cash and cash equivalents, beginning of period	17,023,266	12,144,409
Cash and cash equivalents, end of period	$3,112,225	$19,780,531

Supplemental cash flow information
Cash paid for interest	$127,790	$52,331
Cash paid for income taxes	$-	$47,412

Supplemented disclosure of non-cash investing and financing activities:
Stock issued for financing fees and prepaid interest on debt	$-	$5,400,000
Investment origination fee collected in shares of investee stock	$-	$500,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Class A and Class B Common Stock		Additional				Accumulated
	Number		Number		Number		Number		Paid	Shares			Other
	of	Par	of	Par	of	Par	of	Par	in	to be	Treasury	Accumulated	Comprehensive
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Issued	Stock	Deficit	Loss	Total
Balance – March 31, 2022	3,100,000	$310	-	$-	3,220,000	$322	288,923,969	$28,892	$80,738,719	$12,146	-	$(57,886,336)	$(65,109)	$22,828,944
Refinancing of debt and detachable warrants	-	-	-	-	-	-	-	-	1,235,516	-		-	-	1,235,516
Repurchase of 26,091,136 shares of Common Stock		-		-	-	-	(26,091,136)	(2,609)	$(23,482)		(626,187)		-	(652,278)

Currency translation adjustments	-	-	-	-	-	-	-	-	-	-	-	-	(156,850)	(156,850)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(30,763,863)	-	(30,763,863)
Balance – December 31, 2022	3,100,000	$310	-	$-	3,220,000	$322	262,832,833	$26,283	$81,950,753	$12,146	(626,187)	$(88,650,199)	$(221,959)	$(7,508,531)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Class A and Class B Common Stock		Additional			Cumulative
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Paid in Capital	Shares to be Issued	Accumulated Deficit	Translation Adjustments	Total
Balance – March 31, 2021	5,100,000	$510	-	$-	3,230,000	$323	160,100,769	$16,010	$43,757,768	$12,146	$(37,627,718)	$-	$6,159,039
Common stock issued for cash	-	-	-	-	-	-	50,000,000	5,000	5,245,000	-	(2,250,000)	-	3,000,000
Common stock issued for deferred financing costs and prepaid interest on debt	-	-	-	-	-	-	27,000,000	2,700	6,477,300	-	(1,080,000)	-	5,400,000
Conversions or retirements of preferred stock	(2,000,000)	(200)	-	-	(10,000)	(1)	10,000	1	200	-	-	-	-
Issuance of debt with beneficial conversion feature and in-the-money stock warrant, net of tax	-	-	-	-	-	-	-	-	21,330,000	-	-	-	21,330,000
Expiration of common stock puts	-	-	-	-	-	-	-	-	-	-	177,879	-	177,879
Stock-based compensation expense	-	-	-	-	-	-	-	-	280,000	-	-	-	280,000
Stock warrants exercised	-	-	-	-	-	-	1,813,200	181	148,451	-	-	-	148,632
Currency translation adjustments	-	-	-	-	-	-	-	-	-	-	-	(94,887)	(94,887)
Net loss	-	-	-	-	-	-	-	-	-	-	(13,202,933)	-	(13,202,933)
Balance – December 31, 2021	3,100,000	$310	-	$-	3,220,000	$322	238,923,969	$23,892	$77,238,719	$12,146	$(53,982,772)	$(94,887)	$23,197,730

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

Subscription-Based Travel Services - Through its subsidiary, Hapi Travel Destinations (“MyTravelVentures” or “MTV”), the Company delivers subscription-based travel services. MyTravelVentures’ services are designed to offer the deepest discounts for travel relating to airfare, cruises, hotels, resorts, time shares and rental cars for destinations throughout the world for people of all ages, demographics, and economic backgrounds. MTV will also provide entrepreneurial opportunities to its subscribers by capitalizing on both the direct selling model and the retail travel business model.

Company-Owned and Franchised Cafes – Sharing Services has entered into a Master Franchise Agreement (“MFA”) to acquire the exclusive franchise rights in North America to the brand “Hapi Café” from Hapi Café, Inc., a company affiliated with Heng Fai Ambrose Chan, a Director of the Company. Under the MFA, Sharing Services, directly or through its subsidiaries, will operate no less than five corporate-owned stores and can offer to the public sub-franchise rights to own and operate other stores. Each corporate-owned or franchised Hapi CaféTM store will allow customers and Brand Partners seeking a healthier lifestyle access to: (a) functional and healthy food and beverages, (b) a pleasant workspace with free Wi-Fi service, (c) physical fitness, nutrition management and personal workout print and video content, and (d) the Company’s proprietary travel services. In August 2022, the Company executed a non-binding letter of intent with American Wealth Mining Corporation (“AWM”, known previously as American Premium Water Corporation), a related party, allowing AWM to be the exclusive franchisee of Hapi Café in the State of New York.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents include recent customer remittances deposited with our merchant processors at the balance sheet date, which generally settle within 24 to 72 hours. As of December 31, 2022, and March 31, 2022, cash and cash equivalents included cash held by our merchant processors of approximately $1.0 million and $3.3 million, respectively, including approximately $0.9 million and $3.0 million, respectively held by one merchant processor. In addition, as of December 31, 2022, and March 31, 2022, cash and cash equivalents held in bank accounts in foreign countries in the ordinary course of business were $1.4 million and $1.4 million, respectively. Amounts held by our merchant processor or held in bank accounts located in foreign countries are generally not insured by any federal agency.

Notes Receivable

On August 29, 2022, the Company and 1044Pro LLC (“1044”) entered in an agreement to modify the Revolving Promissory Note dated January 22, 2022. In accordance with the amendment, the Company agreed to lend $125,000 to 1044 for a 20% membership interest in 1044. The loan is secured by the assets of 1044 as well as by a personal guaranty executed by a member of 1044. At December 31, 2022, the amount due from 1044 is $230,355.

At December 31, 2022 and March 31, 2022, notes receivable were $926,205 and $601,520, before allowance for impairment losses of $709,320 and $601,520, respectively.

Investment in Marketable Securities

The Company has invested in a marketable security that can easily be bought, sold, or traded on public exchanges. The investment is carried at fair market. Unrealized gains and losses have been recorded in the Company’s consolidated statements of operations. At December 31, 2022, the investment was valued at approximately $4.3 million on the Company’s unaudited condensed consolidated balance sheet.

Inventory

Inventory consists of finished goods and promotional materials and are stated at the lower of cost, determined using the first-in, first-out (“FIFO”) method, or net realizable value. The Company periodically assesses its inventory levels when compared to current and anticipated sales levels. As of December 31, 2022, and March 31, 2022, the allowance for obsolete inventory was $742,311 and 108,055, respectively, in connection with the health and wellness products that are either damaged, expired or otherwise considered slowing moving based of historical or projected sales levels. The Company reports its provisions for inventory losses in cost of goods sold in its consolidated statements of operations.

Other Assets

Other assets include a multi-user license and code of a back-office platform that was acquired for $1,000,000 in July 2022. This back-office platform is designed to facilitate the computation and processing of commission payments to distributors, and it requires customization in order for it to be operational. Costs associated with the customization and build out of the platform has been capitalized in accordance with ASC 350 - Capitalization on Internal-Use Software Costs.

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

On June 15, 2022, Linden Real Estate Holdings, LLC, a wholly owned subsidiary of the Company, American Pacific Bancorp, Inc. (“APB”), and the Company entered into a Loan Agreement pursuant to which APB loaned the Company approximately $5.7 million. The loan bears interest at the annual rate of 8%, matures on June 1, 2024, and is secured by a first mortgage interest on the Company’s Lindon, Utah office building. In connection with this loan, the Company received net proceeds of $5,522,829 from APB on June 17, 2022. APB is a subsidiary of DSS, Inc. Heng Fai Ambrose Chan, and Frank D. Heuszel, each a Director of APB, also serve on the Board of Directors of the Company. Monthly payments of principal and interest in the amount of $43,897 have been made beginning July 1, 2022, and are payable on the same date of each month thereafter. The Company paid $307,279 in principal and interest related to the loan for the nine months ended December 31, 2022.

On August 11, 2022, the Company executed a revolving credit promissory note with APB (“the APB Revolving Note”) pursuant to which the Company has access to advances with a maximum principal balance not to exceed the principal sum of $10 million. The APB Revolving Note included origination fees of $600,000. The Note is collateralized by the assets of the Company, and it bears interest at the annual rate of 8% and such interest shall be due and payable quarterly. Interest payments on the loan are due and payable on the last day of each consecutive third calendar month until the maturity date of August 12, 2024. On December 9, 2022, APB and the Company mutually agreed to limit and/or end any further commitment by APB to fund or to readvance under the terms of the APB Revolving Note. As of December 31, 2022, the Company had $6.0 million outstanding under the APB Revolving Note and no accrued interest as of the date.

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

South Korean Won per USD
Exchange rate as of December 31, 2022	1,261.92

	South Korean Won per USD
	Three Months Ended December 31, 2022	Nine Months Ended December 31, 2022
Average exchange rate as of December 31, 2022	1,359.18	1,320.11

Comprehensive Loss

For the three and nine months ended December 31, 2022, and 2021, the Company’s comprehensive loss was comprised of currency translation adjustments and net loss.

Revenue Recognition

As of December 31, 2022, and March 31, 2022, deferred sales associated with product invoiced but not received by customers was $142,221 and $344,071, respectively. In addition, as of December 31, 2022 and March 31, 2022, deferred sales associated with our unfulfilled performance obligations for services offered on a subscription basis was $89,679, and $70,968; deferred sales associated with our performance obligations for customers’ right of return was $63,382 and $63,890, and deferred sales associated with customer loyalty points was $106,380 and $68,287, respectively. Deferred sales are expected to be recognized into income when the related performance obligations have been met.

During the three and nine months ended December 31, 2022, no individual customer, or affiliated group of customers, represented 10% or more of the Company’s consolidated net sales, and approximately 64% of net sales for the three months ended December 31, 2022, were to customers (including 42% to recurring customers, refer internally as “SmartShip” sales, and approximately 22% to new customers) and approximately 36% of the Company’s net sales were to independent distributors.

During the nine months ended December 31, 2022, approximately 63% of the Company’s net sales were to customers (including 39% to recurring customers, refer herein as “SmartShip” sales, and approximately 24% to new customers) and approximately 37% of the Company’s net sales were to independent distributors.

During the nine months ended December 31, 2021, approximately 67% of the Company’s net sales were to customers (including 32% to recurring customers, refer herein as “SmartShip” sales, and approximately 35% to new customers) and approximately 33% of the Company’s net sales were to independent distributors.

During the nine months ended December 31, 2022, and December 31, 2021, approximately 93% and 86%, respectively, of the Company’s consolidated net sales were to customers and/or independent distributors located in the United States. No other country accounted for 10% or more of consolidated net sales.

During the three months ended December 31, 2022, substantially all of the Company’s consolidated net sales were from health and wellness products (including approximately 70% from the sale of coffee and other functional beverages, 20% from the sales of Nutraceutical products while the remaining sales of 10% were of weight management and other related products).

During the nine months ended December 31, 2022, substantially all of consolidated net sales were from health and wellness products (including approximately 70% from the sale of coffee and other functional beverages, 20% from the sale of Nutraceutical products and 10% from the sale of weight management products and all other health and wellness products). During the nine months ended December 31, 2021, substantially all net sales are from health and wellness products (including approximately 39% from the sale of Nutraceutical products, 29% from the sale of coffee and other functional beverages, 12% from the sale of weight management products, and approximately 20% from the sale of all other health and wellness products).

During the nine months ended December 31, 2022, over 93% of the Company’s consolidated product purchases were from a third-party manufacturer based in the U.S. During the nine months ended December 31, 2021, approximately 58% of product purchases were from a third-party manufacturer based in the U.S., and approximately 41% of product purchases were from various suppliers located in Asia.

Sales Commissions

The Company recognizes sales commission expense, when incurred, in accordance with GAAP. During the three months ended December 31, 2022, and 2021, sales commission expense, which is included in selling and marketing expenses in our consolidated statements of operations and comprehensive loss, was $1.2 million and $3.7 million, respectively; and during the nine months ended December 31, 2022, and 2021, was $5.1 million and $13.6 million, respectively.

Recently Issued Accounting Standards - Recently Adopted

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12, among other things, (a) eliminates the exception to the incremental approach for intra-period tax allocation when there is a loss from continuing operations and income (or a gain) from other items, (b) eliminates the exception to the general methodology for calculating income taxes in an interim period when the year-to-date loss exceeds the anticipated loss for the year, (c) requires that an entity recognize a franchise tax (or a similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, and (d) requires that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation for the interim period that includes the enactment date. The Company adopted ASU 2019-12 effective April 1, 2021, and adoption did not have a material impact on its consolidated financial statements.

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

The following table sets forth the computations of basic and diluted loss per share:

	Three Months Ended		Nine Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Net loss, as reported	$(11,024,951)	$(6,940,162)	(30,763,863)	$(13,202,933)
After tax interest adjustment	-	-		-
Net loss, if-converted basis	$(11,024,951)	$(6,940,162)	$(30,763,863)	$(13,202,933)
Weighted average basic shares	262,832,833	192,112,139	267,956,183	188,051,336
Dilutive securities and instruments:
Convertible preferred stock		-		-
Convertible notes		-		-
Stock options and warrants		-		-
Weighted average diluted shares	262,832,833	192,112,139	267,956,183	188,051,336
Loss per share:
Basic and Diluted	$(0.04)	$(0.04)	$(0.12)	$(0.07)

The following potentially dilutive securities and instruments were outstanding as of December 31, 2022, and December 31, 2021, but excluded from the table above:

	December 31, 2022	December 31, 2021
Convertible preferred stock	6,320,000	7,630,800
Convertible notes payable	163,612,120	157,756,728
Stock warrants	-	94,829,948
Total potential incremental shares	169,932,120	260,217,476

The preceding table does not include 3,750,000 for both stock warrants held by employees which are not vested (or exercisable) at December 31, 2022 and 3,750,000 at December 31, 2021, respectively.

NOTE 4 – INVENTORY, NET

Inventory consists primarily of finished goods. The Company provides an allowance for slow-moving, damaged, expired or expiring inventory. As of December 31, 2022, and March 31, 2022, inventory consists of the following:

	December 31, 2022	March 31, 2022
Finished Goods	$3,470,442	$4,482,291
Allowance for inventory obsolescence	(742,311)	(108,055)
	$2,728,131	$4,374,236

The Company allowance for inventory obsolescence for the nine months ended December 31, 2022, and December 31, 2021, was $742,311 and $388,431, respectively. The increase in the allowance was primarily driven by expired/expiring products.

On July 5, 2022, the Company entered into an asset purchase agreement with Hulsa LLC. The Company purchased assets, inclusive of inventory and intangible assets. The Company paid $400,000 in exchange for the assets and received approximately $177,000 of inventory related to the purchase. The inventory is included within the Inventory, net, line on the condensed consolidated balance sheet.

NOTE 5 – OTHER CURRENT ASSETS, NET

Other current assets consist of the following:

	December 31, 2022	March 31, 2022
Prepaid consulting fees, related party	$230,136	$2,867,123
Inventory-related deposits	222,982	384,477
Prepaid insurance and other operational expenses	258,257	201,275
Deposits for sales events	-	222,540
Right to recover asset	16,094	15,632
Subtotal	727,469	3,691,047
Less: allowance for losses	(175,641)	(179,765)
	$551,828	$3,511,282

Prepaid consulting fees represent the fair value on the grant date of stock warrants issued to DSS in January 2022 for consulting services to be rendered over a year from the issue date (see Note 12 – Related Party Transactions). Prepaid insurance and other operational expenses primarily consist of payments for goods and services (such as freight, trade show expenses and insurance premiums) which are expected to be realized in the next operating cycle. Right to recover asset is associated with our customers’ right of return and is expected to be realized in one year or less. As of both December 31, 2022, and March 31, 2022, the provision for losses in connection with certain inventory-related deposits for which recoverability is less than certain was $175,641 and $179,765.

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

The Company carries its investment in the Convertible Note, the GNTW Warrant and the shares of GNTW common stock at fair value in accordance with GAAP. During the three and nine months ended December 31, 2022, the Company recognized losses, before income tax, of $1.2 million and $4.9 million in connection with its investment in the Convertible Note, the GNTW Warrant and the shares of GNTW common stock.

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

On a quarterly basis, the Company evaluates the recoverability of its investments and reviews current economic trends to determine the adequacy of its allowance for impairment losses based on each investee financial performance data and other relevant information. An estimate for impairment losses is recognized when recovery in full of the Company’s investment is no longer probable. Investment balances are written off against the allowance after the potential for recovery is considered remote. In March of 2022, the company impaired the MojiLife investment as the evaluation at such time determined the investment was not fully recoverable.

Investment in unconsolidated entities and securities consists of the following:

	December 31, 2022	March 31, 2022
Investment in detachable GNTW stock warrant	$126,000	$3,570,000
Investment in GNTW common stock	13,876	393,141
Investment in Stemtech convertible note	38,851	1,100,799
Investment in MojiLife, LLC	1,537,000	1,537,000
Subtotal	1,715,727	6,600,940
Less, allowance for impairment losses	(1,537,000)	(1,537,000)
	$178,727	$5,063,940

The following table reflects the activity in the allowance for impairment losses for the periods presented:

	December 31, 2022	March 31, 2022
Balance at beginning of period	$1,537,000	$-
Provision for estimated impairment losses	-	1,537,000
Balance at end of period	$1,537,000	$1,537,000

NOTE 7 – PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	December 31, 2022	March 31, 2022
Building and building improvements	$8,975,813	$8,976,878
Computer software	1,025,586	875,925
Furniture and fixtures	237,045	237,045
Computer equipment	223,424	223,424
Vehicles	27,851	-
Leasehold improvements and other	371,124	263,208
Total property and equipment	10,860,843	10,576,480
Impairment of property and equipment	-	(100,165)
Accumulated depreciation and amortization	(1,423,299)	(891,174)
	$9,437,544	$9,585,141

NOTE 8 - OTHER ASSETS

In July 2022, the Company acquired a multi-user license of a back-office platform for $1,000,000. This back-end platform is designed to facilitate the computation and processing of commission payments to distributors, and it requires customization in order for it to be operational. The license has no resell rights and the Company has the option to buy the full license within six months of the launch of the platform. At of the date of this report, this platform is in development for inclusion of relevant user requirements.

NOTE 9 – ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consist of the following:

	December 31, 2022	March 31, 2022
Deferred sales	$401,663	$547,217
Liability associated with uncertain tax positions	925,795	921,987
Payroll and employee benefits	388,193	478,360
Settlement liability, current portion	224,000	341,919
Lease liability, current portion	78,266	134,578
Due to related parties	53,797	125,532
Other operational accruals	1,368,114	530,189
	$3,439,828	$3,079,782

Lease liability, current portion, represent obligations due within one year under operating leases for office space, automobiles, and office equipment. See Note14 - LEASES below for more information. Other operational accruals as of December 31, 2022, include accrued expense of $816,115 and accrued interest of $552,000 on the related party convertible notes and notes payable included in the condensed consolidated balance sheet.

NOTE 10 - CONVERTIBLE NOTES PAYABLE, RELATED PARTIES

Convertible notes payable consists of the following:

Issuance Date	Maturity Date	Interest Rate	Conversion Price (per share)	December 31, 2022	March 31, 2022
April 2021	April 2024	8%	$0.20	$-	$30,000,000
October 2017	October 2022	12%	$0.15	-	50,000
June 2022	June 2024	8%	$0.03	27,000,000	-
Total convertible notes payable				27,000,000	30,050,000
Less: unamortized debt discount and deferred financing costs				14,866,710	20,151,230
				12,133,290	9,898,770
Less: current portion of convertible notes payable				12,133,290	9,898,770
Long-term convertible notes payable				$-	$-

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

During the three months ended December 31, 2022, and December 31, 2021, interest expense in connection with the Company’s convertible notes was $552,000 and $605,934, respectively, excluding amortization of debt discount and deferred financing costs of $2.5 million and $2.3 million, respectively. During the nine months ended December 31, 2022, and December 31, 2021, interest expense in connection with the convertible notes were $1.2 million and $1.8 million, respectively, excluding amortization of debt discount and deferred financing cost of $5.6 million and $6.7 million respectively. These amounts are included in interest expense in our consolidated statements of operations.

NOTE 11 – INCOME TAXES

The statutory rates for our domestic and our material foreign operations are as follows for the periods shown:

Country	2022	2021
United States	21%	21%
Republic of Korea	21%	22%

Our consolidated effective income tax rate reconciliation is as follows:

	Nine Months Ended December 31,
	2022	2021
Federal statutory rate	21.0%	21.0%
State and local income taxes	(0.0)	(0.7)
Valuation allowance for NOL carry-forwards	(21.0)	(51.1)
Stock warrant transactions and other items	(2.5)	4.1
Effective income tax rate	(2.5)%	(26.7)%

Income taxes applicable to our foreign operations are not material in the periods presented.

NOTE 12 - STOCKHOLDERS’ EQUITY

Common Stock

During the nine months ended December 31, 2022, the Company issued to DSSI: (a) a two-year Convertible, Promissory Note in the principal amount of $27.0 million (the “2022 Note”) in favor of DSSI and (b) a detachable Warrant to purchase up to 818,181,819 shares of the Company’s Class A Common Stock at the exercise price of $0.033 per share. The transaction is discussed more fully in Note 9 – Convertible Notes Payable, Related Parties.

In May 2022, the Company and certain of its subsidiaries, on the one hand, and Alchemist, the former officer and certain entities affiliated with the former officer, on the other hand, entered into a Confidential Settlement Agreement with Mutual Releases (the “May 2022 Settlement Agreement”) pursuant to which the parties amicably settled all claims and disputes among them; (b) the former officer sold to the Company 26,091,136 shares of the Company’s common stock then under the voting and dispositive control of the former officer; (c) the Company made a one-time payment of $1,043,645; and (d) the Company and its relevant subsidiaries, on the one hand, and the former officer and relevant entities affiliated with the former officer, on the other hand, exchanged customary mutual releases of any prior obligations among them. On May 19, 2022, the closing price for the Company’s common stock was $0.25 per share. In the nine months ended December 31, 2022, the Company measured and recognized the repurchase of its common stock at its fair value of $626,187, derecognized its remaining liability under the Co-Founder’s Agreement, and recognized a recovery of $324,230 in connection with the previously recognized loss related to the Co-Founder’s Agreement.

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

The Company’s Board of Directors has designated 10,000,000 shares of Class B Common Stock, par value 0.0001 per share. As of December 31, 2022, and March 31, 2022, there were 262,832,833 and 288,923,969 shares of the Company’s Class A Common Stock issued. As of December 31, 2022, and March 31, 2022, there were 262,832,833 shares and 288,923,969 shares, respectively, net of 26,091,136 shares held in Treasury Stock at December 31, 2022, of the Company’s Class A Common Stock outstanding. As of December 31, 2022, and March 31, 2022, there were no shares of the Company’s Class B Common Stock issued and outstanding.

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

In January 2022, the Company and DSS who, together with its subsidiaries, is currently a majority shareholder of the Company, entered into a one-year Business Consulting Agreement (the “Consulting Agreement”) pursuant to which DSS will provide to the Company certain consulting services, as defined in the Consulting Agreement. The Consulting Agreement may be terminated by either party on a 60-day’s written notice. In connection with the Consulting Agreement, the Company agreed to pay DSS a flat monthly fee of sixty thousand dollars ($60,000) and DSS received a fully vested detachable Stock Warrant to purchase up to 50.0 million shares of the Company’s Class A Common Stock, at the exercise price of $0.0001 per share. On the effective date of the Consulting Agreement, the closing price of the Company’s common stock was $0.07 per share and the fair value of the Stock Warrant was $3.5 million. The fair value of the Stock Warrant is being recognized as consulting expense over the term of one year. As of December 31, 2022, the Company had accrued approximately $700,000, related to the Consulting Agreement, within the condensed consolidated financial statements. During the three and nine months ended December 31, 2022, the Company recognized consulting expense of $1.0 million and $3.1 million, in connection with the Consulting Agreement. In February 2022, the Company issued 50.0 million shares of its Common Stock Class A to DSS in connection with exercise of the Stock Warrant.

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

As of December 31, 2022, DSS and its affiliates owned, in the aggregate, 191.9 million shares of the Company’s Class A Common Stock, excluding 878.2 million shares issuable upon the exercise of warrants held by DSS and 818.2 million shares issuable upon conversion of the Note discussed in the third preceding paragraph. Heng Fai Ambrose Chan, Frank D. Heuszel, and John (“JT”) Thatch, each a Director of the Company, also serve on the Board of Directors of DSS. Mr. Chan serves as Chairman of the Board of Directors of the Company. Mr. Thatch also serves as President, CEO and Vice Chairman of the Board of Directors of the Company.

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

HWH World, Inc.

A subsidiary of the Company operating in the Republic of Korea subleases office space from HWH World, Inc. (“HWH World”), a subsidiary of DSS and a company affiliated with Heng Fai Ambrose Chan, a Director of the Company. Pursuant to the terms of the sublease agreement, the Company recognized a right-of-use asset and an operating lease liability of $261,835 in connection therewith. In fiscal year ended March 31, 2022, the Company recognized expense of $222,092 in connection this lease. As of March 31, 2022, accounts payable included payments due to HWH World under the lease of $213,742. In May 2022, the Company and HWH World amended the related sublease agreement to significantly reduce the space subleased by the Company and the related rent obligation. On June 30, 2022, the right-of-use asset and liability were written off and a new month-to-month rental agreement was entered into for the reduced space subleased by the Company. The company recognized $2,808 in rent expense for the nine months ended December 31, 2022, in connection with the new lease.

In September 2021, the Company and HWH World entered into an Advisory Agreement pursuant to which the Company provides strategic advisory services to HWH World in connection with its North America expansion plans in exchange for a monthly fee of $10,000. During the fiscal year ended March 31, 2022, the Company recognized consulting income of $76,700 in connection therewith. The Advisory Agreement was terminated during the nine months ended December 31, 2022. No consulting income has been recognized for the three and nine months ended December 31, 2022.

Impact Biomedical, Inc. and DSS BioHealth Holdings Inc.

In the fiscal year ended March 31, 2022, a wholly owned subsidiary of the Company purchased health and wellness products from Impact Biomedical, Inc., a subsidiary of DSS, in the aggregate amount of $111,414. During the three months ended December 31, 2022, the Company made no purchases of health and wellness products from DSS BioHealth Holdings Inc. For the nine months ended December 31, 2022, the Company’s purchases totaled $36,808.

K Beauty Research Lab. Co., Ltd

In the fiscal year ended March 31, 2022, a wholly owned subsidiary of the Company purchased skin care products manufactured by K Beauty Research Lab. Co., Ltd (“K Beauty”), a South Korean-based supplier of skin care products that is affiliated with Heng Fai Ambrose Chan, a Director of the Company, in the aggregate amount of $2.3 million. The Company’s affiliates operating in Asia intend to distribute skin care and other products in South Korea and other countries, including skin care products procured from K Beauty, as part of the Company’s previously announced strategic growth plans. During the three months ended December 31, 2022, the Company made no purchases of skin care products manufactured by K Beauty Research Lab and other items. For the nine months ended December 31, 2022, the Company made purchases in the amount of $1,572 of skin care products manufactured by K Beauty Research Lab.

Premier Packaging Corporation

Premier Packaging Corporation is a wholly owned subsidiary of the Company. Purchase orders to Premier Packaging Corporation, a subsidiary of DSS, to acquire printed packaging materials in the aggregate amount was $28,090 and $152,813 for the nine months ended December 31, 2022, and 2021, respectively.

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

In May 2022, the Company and certain of its subsidiaries, on the one hand, and Alchemist, the former officer and certain entities affiliated with the former officer, on the other hand, entered into a Confidential Settlement Agreement with Mutual Releases (the “May 2022 Settlement Agreement”) pursuant to which the parties amicably settled all claims and disputes among them; (b) the former officer sold to the Company 26,091,136 shares of the Company’s common stock then under the voting and dispositive control of the former officer; (c) the Company made a one-time payment of $1,043,645; and (d) the Company and its relevant subsidiaries, on the one hand, and the former officer and relevant entities affiliated with the former officer, on the other hand, exchanged customary mutual releases of any prior obligations among them. On May 19, 2022, the closing price for the Company’s common stock was $0.25 per share. During the nine months ended December 31, 2022, the Company measured and recognized the repurchase of its common stock at its fair value of $626,187, derecognized its remaining liability under the Co-Founder’s Agreement, and recognized a recovery of $324,230 in connection with the previously recognized loss related to the Co-Founder’s Agreement.

The Company subleases warehouse and office space from Alchemist, until May 2022, a 10% shareholder of the Company. During the three and nine months ended December 31, 2022, rent expense associated with such sublease agreement was $26,007 and $77,787, respectively.

American Wealth Mining Corporation (formerly, American Premium Water Corporation)

In July 2021, the Company, and American Premium Water Corporation (“American Premium”) entered into a business consulting agreement pursuant to which the Company provides consulting services to American Premium in exchange for a monthly fee of $4,166. Mr. John “JT” Thatch, a director of the Company, also serves on the Board of Directors of American Premium. During the three and nine months ended December 31, 2022, the Company recognized consulting fee income of $12,498 and 37,494, respectively.

In August 2022, the Company executed a non-binding letter of intent with American Wealth Mining Corporation (“AWM”), a related party, allowing AWM to be the exclusive franchisee of Hapi Café in the State of New York.

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

On August 11, 2022, the Company executed a revolving credit promissory note with APB (“the APB Revolving Note”) pursuant to which the Company has access to advances with a maximum principal balance not to exceed the principal sum of $10 million. The APB Revolving Note is collateralized by the assets of the Company, and it bears interest at the annual rate of 8% and such interest shall be due and payable quarterly as it accrues on the outstanding balance. Interest payments on the loan are due and payable on the last day of each consecutive third calendar month until the maturity date of August 12, 2024. On December 9, 2022, APB and the Company mutually agreed to limit and/or end any further commitment by APB to fund or to readvance under the terms of the APB Revolving Note. As of December 31, 2022, the Company had $6.0 million outstanding under the APB Revolving Note.

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

During the three months ended December 31, 2022, and 2021, the Company recognized a compensatory gain of $39,375 and $154,488, respectively, in connection with grants with a variable exercise price after service is completed. During the nine months ended December 31, 2022, and 2021, the Company recognized a gain of $207,210 and 1,935,588, respectively, in connection with grants with a variable exercise price after service is completed.

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

The following information pertains to the Company’s leases as of the balance sheet dates indicated:

Assets	Classification	December 31, 2022	March 31, 2022
Operating leases	Right-of-use assets, net	$458,768	$593,389
Total lease assets		$458,768	$593,389

Liabilities
Operating leases	Accrued and other current liabilities	$78,266	$134,578
Operating leases	Lease liability, long-term	413,587	461,515
Total lease liabilities		$491,853	$596,093

The following information pertains to the Company’s leases for the periods indicated:

		Three Months Ended December 31,
Lease cost	Classification	2022	2021
Operating lease cost	General and administrative expenses	$36,920	$54,463
Operating lease cost	Depreciation and amortization	-	-
Operating lease cost	Interest expense, net	-	-
Total lease cost		$36,920	$54,463

		Nine Months Ended December 31,
Lease cost	Classification	2022	2021
Operating lease cost	General and administrative expenses	$81,212	$349,165
Operating lease cost	Depreciation and amortization	-	-
Operating lease cost	Interest expense, net	-	-
Total lease cost		$81,212	$349,165

The Company’s lease liabilities are payable as follows:

Twelve months ending September 30,	Amount
2023	$80,439
2024	99,367
2025	102,147
2026	104,926
2027	107,706
Thereafter	252,241
Total remaining payments	746,826
Less imputed interest	254,973
Total lease liability	$491,853

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

The outcome of litigation is uncertain, and despite management’s view of the merits of any litigation, or the reasonableness of the Company’s estimates and reserves, the Company’s financial statements could nonetheless be materially affected by an adverse judgment. The Company believes it has adequately reserved for the contingencies arising from current legal matters where an outcome was deemed to be probable, and the loss amount could be reasonably estimated. No provision for legal matters was deemed necessary at December 31, 2022.

Legal Proceedings

The Company from time to time is involved in various claims and lawsuits incidental to the conduct of its business in the ordinary course. We do not believe that the ultimate resolution of these matters will have a material adverse impact on our consolidated financial position, results of operations or cash flows.

(a)	Case No. 4:20-cv-00946; Dennis Burback, Ken Eddy and Mark Andersen v. Robert Oblon, Jordan Brock, Jeff Bollinger, Four Oceans Global, LLC, Four Oceans Holdings, Inc., Alchemist Holdings, LLC, Elepreneurs U.S., LLC, Elevacity U.S., LLC, Sharing Services Global Corporation, Custom Travel Holdings, Inc., and Does 1-5, pending in the United States District Court for the Eastern District of Texas. On December 11, 2020, three investors in Four Oceans Global, LLC filed a lawsuit against the Company, its affiliated entities, and other persons and entities related to an investment made by the three Plaintiffs in 2015. The Company and its affiliated entities filed an answer denying the three investors’ claims. Plaintiffs filed a First Amended Complaint on October 14, 2021. The Company and its affiliated entities responded in November 2021 by filing a Motion to Dismiss the claims contained in the Amended Complaint. The Motion was granted on July 20, 2022, by Court Order dismissing with prejudice the Company and all affiliated entities from the lawsuit. In early August 2022, Plaintiffs on their own motion moved to dismiss all claims against the remaining parties in the case to enable the Order of Dismissal to become an appealable, final Order. On September 7, 2022, Plaintiffs filed a Notice of Appeal to the United States Court of Appeals for the Fifth Circuit. As of December 31, 2022, the Fifth Circuit had not yet issued a briefing schedule.

(b)	Case No. 4:21-cv-00026; Elepreneurs Holdings, LLC d/b/a Elepreneur, LLC, Elepreneurs U.S., LLC d/b/a Elepreneurs, LLC, and SHRG IP Holdings, LLC v. Lori Ann Benson, Andrea Althaus and Lindsey Buboltz, pending in the United States District Court for the Eastern District of Texas. On December 31, 2020, the Company filed suit against three former distributors and obtained injunctive relief from the 429th Judicial District of Collin County, Texas. The lawsuit was removed by the three former distributors to federal court. The Company subsequently obtained injunctive relief from the federal court. The parties settled their disputes, and a Joint Motion for Final Dismissal was filed with the Court on December 31, 2022, requesting the Court to enter a Final Order of Dismissal with Prejudice and close the case.

(c)	Case No. 429-01137-2022; Elevacity U.S., LLC d/b/a The Happy Co. and Elepreneurs U.S., LLC d/b/a Elepreneurs, LLC v. Mark Willodson, Judy Willodson and Valentus, Inc., pending in the 429th Judicial District Court of Collin County, Texas. On March 9, 2022, the Company filed suit against a competitor and former distributors. On March 9, 2022, the Company filed suit against a competitor and former distributors. An Agreed Temporary Injunction was entered by the Court against the Willodsons in April 2022. This matter remains pending as of December 31, 2022.

(d)	Case No. 4:22-cv-00042; Elevacity U.S., LLC d/b/a The Happy Co. and Elepreneurs U.S., LLC d/b/a Elepreneurs, LLC v. Brian Christopher Schweda, Jr., pending in the United States District Court for the Eastern District of Texas. On January 20, 2022, the Company filed suit against a former distributor. The Defendant filed two motions to dismiss. The Court entered an Order recently denying Defendant’s motion to dismiss for lack of jurisdiction over the Defendant in Texas. As of December 31, 2022, Defendant’s motion to dismiss Plaintiff’s claim of tortious interference remains pending. Regardless of the outcome of that pending motion, the case will move forward with breach of contract claims against the Defendant. The case is pending as of December 31, 2022.

(e)	Case No. 9:22-cv-00146; Travel Gig, LLC and Happitravel, LLC v. Sharing Services Global Corporation, SHRG IP Holdings, LLC; Global Travel Destinations, LLC., and Does 1-25, pending in the United States District Court for the District of Montana. On September 7, 2022, Plaintiffs filed a lawsuit against the Company and two affiliated entities alleging trademark infringement concerning the Company’s affiliated travel entity. Plaintiffs filed a motion seeking a Preliminary Injunction and the Court set a hearing on the motion for November 1, 2022. This case was resolved on December 29, 2022, and the Court entered a Dismissal with Prejudice on February 6, 2023.

(f)	Case No. 4:22-cv-00047; Elevacity U.S., LLC d/b/a The Happy Co. and Elepreneurs U.S., LLC d/b/a Elepreneurs, LLC v. Kimberley McLean, pending in the United States District Court for the Eastern District of Texas. On January 20, 2022, the Company filed suit against a former distributor. This matter remains pending as of December 31, 2022.

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

Consistent with the valuation hierarchy contained in ASC Topic 820, we categorized certain of our financial assets and liabilities as follows:

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets

Investment in unconsolidated entities, net	$178,727	$-	-	178,727
Investment in marketable securities	4,251,225	4,251,225
Total assets	$4,429,952	$4,251,225	$-	$178,727
Liabilities

Convertible notes payable	$12,109,091	$-	$12,109,091	$-
Total liabilities	$12,109,091	$-	$12,109,091	$-

	March 31, 2022
	Total	Level 1	Level 2	Level 3
Assets

Investment in unconsolidated entities, net	$5,063,940	$-	$-	$5,063,940
Total assets	$5,063,940	$-	$-	$5,063,940
Liabilities

Convertible notes payable	$5,840,000	$-	$5,790,000	$50,000
Total liabilities	$5,840,000	$-	$5,790,000	$50,000

NOTE 18 - SUBSEQUENT EVENTS

In preparing these unaudited condensed consolidated financial statements, the Company has evaluated events and transactions subsequent to the balance sheet date of December 31, 2022, for potential recognition or disclosure through the date of this report. Except as disclosed below, no other events require adjustment to or disclosure in the Company’s unaudited condensed consolidated financial statements.

●	On February 3, 2023, the Company and DSS entered into a mutual release and termination of the business consulting agreement dated January 24, 2022 (the “Consulting Agreement”) effective December 31, 2022. The Parties agree and acknowledge that the Company’s accrued and unpaid service fees of $700,000 owed to DSS under the Consulting Agreement and, in lieu of a cash payment thereof, the Company shall issue to DSS 33,333,333 shares of the Company’s common stock (calculated on a pre-reverse split basis), reflecting a price per share of $0.021 (which price is the average of last five days’ closing price as per OTC Markets), in full satisfaction of any and all amounts due by the Company to DSS pursuant to the Consulting Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following section discusses management’s views of the consolidated financial condition and the results of operations and cash flows of Sharing Services Global Corporation and subsidiaries. This section should be read in conjunction with: (a) our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, and (b) our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. This section may contain forward-looking statements. See “Cautionary Notice Regarding Forward-Looking Statements” above for a discussion of forward-looking statements.

Summary Results of Operations:

	Three Months Ended				Nine Months Ended
	December 31, 2022	December 31, 2021	Increase (Decrease)	% Change	December 31, 2022	December 30, 2021	Increase (Decrease)	% Change
Net sales	$3,245,903	$7,110,532	(3,864,629)	-54.4%	$12,737,673	$28,195,359	$(15,457,686)	-54.8%
Gross profit	1,602,792	4,781,949	(3,179,157)	-66.5%	7,677,757	19,588,526	(11,910,769)	-60.8%
Operating expenses	(5,606,866)	(7,831,883)	2,225,017	-28.4%	(19,511,086)	(28,273,529)	8,762,443	-31.0%
Operating loss	(4,004,074)	(3,049,934)	(954,140)	31.3%	(11,833,329)	(8,685,003)	(3,148,326)	36.3%
Non-Operating (expense), net	(6,916,748)	(2,065,155)	(4,851,593)	234.9%	(19,720,337)	(3,199,103)	(16,521,234)	516.4%
Loss before income taxes	(10,920,822)	(5,115,089)	(5,805,733)	113.5%	(31,553,666)	(11,884,106)	(19,669,560)	165.5%
Income tax (benefit) expense	104,129	1,825,073	(1,720,944)	-94.3%	(789,803)	1,318,827	(2,108,630)	-159.9%
Net loss	$(11,024,951)	$(6,940,162)	$(4,084,789)	58.9%	$(30,763,863)	$(13,202,933)	$(17,560,930)	133.0%

Highlights for the Three Months Ended December 31, 2022:

●	For the three months ended December 31, 2022, our consolidated net sales decreased $3.9 million, or 54.4%, to $3.2 million, compared to the three months ended December 31, 2021.

●	For the three months ended December 31, 2022, our consolidated gross profit decreased $3.2 million, or 66.5%, to $1.6 million, compared to the three months ended December 31, 2021. Our consolidated gross margin was 49.4% for the three months ended December 31, 2022, compared to 67.3% for the three months ended December 31, 2021.

●	For the three months ended December 31, 2022, our consolidated operating expenses decreased $2.2 million, or 28.4%, to $5.6 million, compared to the three months ended December 31, 2021.

●	For the three months ended December 31, 2022, our consolidated operating loss was $4.0 million, compared to $3.0 million for the three months ended December 31, 2021.

●	For the three months ended December 31, 2022, our consolidated net non-operating expense was $6.9 million, compared to net non-operating expenses of $2.1 million for the three months ended December 31, 2021.

●	For the three months ended December 31, 2022, our consolidated net loss was $11.0 million compared to net loss of $6.9 million for the three months ended December 31, 2021. For the three months ended December 31, 2022, and December 31, 2021, our diluted losses per share were $0.04 and $0.04, respectively.

●	For the nine months ended December 31, 2022, our consolidated net cash used by operating activities was $8.9 million compared to $13.2 million for the nine months ended December 31, 2021.

●	In June 2022, the Company and Decentralized Sharing Systems, Inc. (“DSSI”), a subsidiary of DSS, Inc. (“DSS”), and, together with DSS, a major shareholder of the Company entered into an agreement pursuant to which the parties to the agreement replaced the $30.0 million loan from April 2021 with a $27.0 million loan.

●	In June 2022, the Company, through a subsidiary, and American Pacific Bancorp, Inc. (“APB”), a subsidiary of DSS, entered into a Loan Agreement pursuant to which APB loaned the Company approximately $5.7 million.

●	In August 2022, the Company entered into a revolving credit promissory note (“the Note”) with APB, pursuant to which the Company has access to advances with a maximum principal balance, not to exceed the principal sum of $10.0 million. In December 2022, APB and the Company mutually agreed to limit and/or end any further commitment by APB to fund or to readvance under the terms of the Note.

Overview

Summary Description of Business

Sharing Services Global Corporation and subsidiaries (“Sharing Services”, “we,” or the “Company”) aim to build shareholder value by developing or acquiring businesses and technologies that increase the Company’s product and services portfolio, business competencies, and geographic reach. Sharing Services’ combined platform leverages the capabilities and expertise of various companies that market and sell products direct to the consumer through independent contractors. The Company’s new shared service platform will service this direct selling “gig economy” sector by providing needed services (such as equity and inventory financing, advisory services, mobile application tools, merchant processing services, commercial insurance, and event planning) to smaller direct sales companies initially in the U.S.

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

Strategic Profitable Growth Initiatives

The Company intends to continue to grow its business by pursuing a multipronged growth strategy, that includes: (a) expanding its product offerings, both within the health and wellness category and in new product categories, (b) expanding its direct-to-consumer geographic footprint (primarily in Asia), and (c) expanding its membership-based consumer travel products line in the U.S. and worldwide. This growth strategy may also include the use of strategic acquisitions of businesses that augment the Company’s product and services portfolio, business competencies and geographic reach.

Continuing Uncertainty Regarding the Recent COVID-19 Pandemic

In 2020, in response to the COVID-19 pandemic, governments in the countries where our products are sold mandated or recommended various containment measures, including selective business closures, social distancing, quarantine, stay-at-home or shelter-in-place directives, and limitations on, or cancellations of, larger meetings and other public events. We believe that the actual impact of the health crisis, and/or actions taken to contain the spread of the virus, have had and continue to have an adverse impact on the economies in the geographies we serve. Consumer demand for discretionary products such as ours is sensitive to significant downturns in the economy, increases in unemployment or decreases in perceived employment security, and decreases in consumer sentiment in general.

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

The COVID-19 pandemic also may have the effect of exacerbating some of the other risk factors described elsewhere in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, including the success of our growth initiatives, our ability to anticipate and effectively respond to changes in consumer preferences and buying trends in a timely manner, our dependence on one supplier for a substantial portion of the products we sell, potential fluctuations in our quarterly financial performance, our ability to generate sustained, positive cash flows from operations with which to fund our working capital needs, the potential impact on our financial performance from economic slowdowns, our ability to effectively and cost-efficiently respond to any epidemics and other health emergencies, and the potential impact on our business of any disruption in our information technology systems.

Results of Operations

Three months ended December 31, 2022, Compared to Three months ended December 31, 2021

Net Sales

For the three months ended December 31, 2022, our consolidated net sales decreased by $3.9 million, or 54.4%, to $3.2 million, compared to the three months ended December 31, 2021. The decrease in net sales mainly reflects: (a) continuation of the decline in consumer orders that we experienced since the fourth quarter of the fiscal year 2020, (b) a decline in independent distributor orders, in the number of new independent distributors and in the number of continuing active distributors, resulting, in part, from recent product reformulations and increased competition for independent distributors, and (c) the generally adverse impact on consumer buying trends resulting from the recent increase in consumer good prices and in energy costs in the U.S. and from lingering effects of the COVID global health emergency and actions taken to help mitigate the spread of the virus in the geographies in which we operate. In efforts to restore strong sales growth, in the past several months, we have developed and launched our new business brand, “The Happy CoTM,” at our Elevacity division, have accelerated our previously announced initiatives to expand our operations into additional international geographies, and have further intensified our efforts to recruit, develop and reward our distributors and our efforts to reach new consumers, including through the continued introduction of new products.

We believe there continues to be significant uncertainty about the potentially adverse impact of the current health crisis on the economies and employment markets of several countries, including the U.S. and Canada. Please see Overview - Significant Uncertainty Regarding the Potential Impact of Ongoing COVID Health Crisis above.

The $3.9 million decrease in consolidated net sales primarily reflects a decrease in number of comparable product units sold, partially offset by sales of products introduced since December 31, 2021, of approximately $1.2 million.

During the three months ended December 31, 2022, and 2021, the Company derived substantially all its consolidated net sales from the sale of its Elevate health and wellness product line.

During the nine months ended December 31, 2022, approximately 63% of the Company’s net sales were to customers (including 39% to recurring customers, refer herein as “SmartShip” sales, and approximately 24% to new customers) and approximately 37% of the Company’s net sales were to independent distributors.

Gross Profit

For the three months ended December 31, 2022, our consolidated gross profit decreased by $3.2 million, or 66.5%, to $1.6 million, compared to the three months ended December 31, 2021, and our consolidated gross margins were 49.4% and 67.3%, respectively. For the three months ended December 31, 2022, gross margin was affected by an increase in shipping expenses and promotional pricing, as a percentage of sales.

Selling and Marketing Expenses

For the three months ended December 31, 2022, our consolidated selling and marketing expenses decreased by $3.3 million, to $0.9 million, or 28.6% of net sales compared to $4.2 million, or 59.3% of net sales for the three months ended December 31, 2021. The decrease in consolidated selling and marketing expenses is due primarily to lower sales commissions of $2.6 million (which reflects decrease in our consolidated net sales discussed above).

General and Administrative Expenses

For the three months ended December 31, 2022, our consolidated general and administrative expenses (which include corporate employee compensation and benefits, stock-based compensation, professional fees, rent and other occupancy costs, certain consulting fees, telephone and information technology expenses, insurance premiums, and other administrative expenses) increased by approximately $1.1 to $4.7 million, or 144.1% of consolidated net sales compared to $3.6 million, or 50.8% of consolidated net sales, for the three months ended December 31 , 2021. The increase in consolidated general and administrative expenses was primarily driven by higher consulting expenses offset by a decrease in employee compensation and benefits and legal expenses.

Interest Expense, net

For the three months ended December 31, 2022, our consolidated interest expense, net was 3.3 million, including amortization of debt discount and deferred financing costs, interest income, and other expenses associated with borrowings from “DSSI” and related parties.

For the three months ended December 31, 2021, our consolidated interest expense was $3.1 including amortization of debt discount and deferred financing costs, interest income, and other expenses associated with borrowings from “DSSI” and related parties.

Net Other Non-Operating Expenses

For the three months ended December 31, 2022, we had net consolidated non-operating expenses of approximately $6.9 million. For the three months ended December 31, 2021, our consolidated non-operating income was approximately $2.1 million.

Unrealized Gain (Loss) on Investments in Unconsolidated Entities and Marketable Securities

For the three months ended December 31, 2022, net unrealized losses, before income tax, in connection with our investments in unconsolidated entities and marketable securities were $3.6 million.

For the three months ended December 31, 2021, net unrealized gains, before income tax, in connection with our investment in unconsolidated entities were $1.2 million.

Gain on Employee Warrants Liability

For the three months ended December 31, 2022, we recognized a compensatory gain of $39,375, compared to $154,488 for the three months ended December 31, 2021, in connection with employee warrants with a variable exercise price after service was completed.

Income Tax Benefit

Income tax benefit includes current and deferred income taxes for both our domestic and foreign operations. Income from our international operations is subject to taxation in the countries in which we operate.

During the three months ended December 31, 2022, the Company had a state and local tax benefit of $22,849 and a provision for deferred federal income taxes of $348,236 and a benefit for current federal income taxes of $429,516.

Net Loss and Loss per Share

As a result of the foregoing, for the three months ended December 31, 2022, our consolidated net loss was $11.0 million, compared to $6.9 million for the three months ended December 31, 2021. For the three months ended December 31, 2022, and December 31, 2021, our diluted loss per share was $0.04 and $0.04, respectively.

Nine months ended December 31, 2022, Compared to the Nine months ended December 31, 2021

Net Sales

For the nine months ended December 31, 2022, our consolidated net sales decreased by $15.5 million, or 54.8%, to $12.7 million, compared to the nine months ended December 31, 2021. The decrease in net sales mainly reflects: (a) continuation of the decline in consumer orders that we experienced since the fourth quarter of the fiscal year 2020, (b) a decline in independent distributor orders, in the number of new independent distributors and in the number of continuing active distributors, resulting, in part, from recent product reformulations and increased competition for independent distributors, and (c) the generally adverse impact on consumer buying trends resulting from the recent increase in consumer good prices and in energy costs in the U.S. and from lingering effects of the COVID global health emergency and actions taken to help mitigate the spread of the virus in the geographies in which we operate. In efforts to restore strong sales growth, in the past several months, we have developed and launched our new business brand, “The Happy CoTM,” at our Elevacity division, have accelerated our previously announced initiatives to expand our operations into additional international geographies, and have further intensified our efforts to recruit, develop and reward our distributors and our efforts to reach new consumers, including through the continued introduction of new products.

We believe there continues to be significant uncertainty about the potentially adverse impact of the current health crisis on the economies and employment markets of several countries, including the U.S. and Canada. Please see Overview - Significant Uncertainty Regarding the Potential Impact of Ongoing COVID Health Crisis above.

The $15.5 million decrease in consolidated net sales primarily reflects a decrease in the number of comparable product units sold, partially offset by sales of products introduced since December 31, 2021, of approximately $800,000.

During the nine months ended December 31, 2022, and 2021, the Company derived substantially all its consolidated net sales from the sale of its Elevate health and wellness product line.

During the nine months ended December 31, 2022, approximately 63% of the Company’s net sales were to customers (including 39% to recurring customers, refer herein as “SmartShip” sales, and approximately 24% to new customers) and approximately 37% of the Company’s net sales were to independent distributors.

Gross Profit

For the nine months ended December 31, 2022, our consolidated gross profit decreased by $11.9 million, or 60.8%, to $7.7 million, compared to the nine months ended December 31, 2021, and our consolidated gross margins were 60.3% and 69.5%, respectively. For the nine months ended December 31, 2022, gross margin was affected by shipping expenses and promotional pricing, as a percentage of sales.

Selling and Marketing Expenses

For the nine months ended December 31, 2022, our consolidated selling and marketing expenses decreased by $8.7 million, to $5.7 million, or 44.9% of net sales compared to $14.4 million, or 51.0% of net sales for the nine months ended December 31, 2021. The decrease in consolidated selling and marketing expenses is due primarily to lower sales commissions of $8.6 million (which reflects decrease in our consolidated net sales discussed above) partially offset by higher sales convention expenses of approximately $454,465 (as we resumed holding some in-person conventions).

General and Administrative Expenses

For the nine months ended December 31, 2022, our consolidated general and administrative expenses (which include corporate employee compensation and benefits, stock-based compensation, professional fees, rent and other occupancy costs, certain consulting fees, telephone and information technology expenses, insurance premiums, and other administrative expenses) decreased by approximately $94,370 to $13.8 million, or 108.2% of consolidated net sales compared to $13.9 million, or 49.2% of consolidated net sales, for the nine months ended December 31 , 2021. The decrease in consolidated general and administrative expenses was primarily driven by lower professional fees, employee compensation and benefits and legal expenses.

Interest Expense, net

For the nine months ended December 31, 2022, our consolidated interest expense was $9.8 million, including amortization of debt discount and deferred financing costs, interest income, and other expenses associated with borrowings from “DSSI” and related parties.

For the nine months ended December 31, 2021, consolidated interest expense was $9.2 million, including amortization of debt discount and deferred financing cost, interest income, and other expenses associated with borrowings from “DSSI” and related parties.

Other Non-operating Income/Expenses

For the nine months ended December 31, 2022, our net consolidated non-operating income, includes litigation settlements and other non-operating income of $133,199. For the nine months ended December 31, 2021, consolidated other non-operating expenses (including litigation settlements) were $59,516.

Gain on employee warrants liability

For the nine months ended December 31, 2022, we recognized a compensatory gain of $207,210, compared to $1.9 million for the nine months ended December 31, 2021, in connection with employee warrants with a variable exercise price after service was completed.

Gain on Extinguishment of Debt

For the nine-month ended December 31, 2022, no amounts were incurred related to extinguishment of debt. In June of 2021, the Company’s borrowings under the Paycheck Protection Program features of the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”) were forgiven pursuant to the CARES Act. The Company recognized a gain on extinguishment of debt of $1.0 million, before income tax, in connection therewith.

Income Tax Benefit

During the nine months ended December 31, 2022, the Company recognized a provision for deferred taxes and federal taxes of $799,748 and a state and local tax benefit of $9,945.

During the nine months ended December 31, 2021, the Company recognized a consolidated provision for current federal income taxes of $5.2 million, net of a valuation allowance recognized of $4.5 million, and a consolidated provision for state and local taxes of $109,241 and a consolidated deferred income tax benefit of $4.0 million.

Net Loss and Loss per Share

As a result of the foregoing, for the nine months ended December 31, 2022, our consolidated net loss was $30.8 million, compared to $13.2 million for the nine months ended December 31, 2021. For the nine months ended December 31, 2022, and December 31, 2021, our diluted loss per share was $0.12 and $0.07, respectively.

Liquidity and Capital Resources

We broadly define liquidity as our ability to generate sufficient cash, from internal and external sources, to meet our obligations and commitments. We believe that, for this purpose, liquidity cannot be considered separately from capital resources.

Working Capital

We had a deficiency in our working capital of approximately $23.2 million as of December 31, 2022, and a working capital of approximately $7.4 million as of March 31, 2022. As of December 31, 2022, our cash and cash equivalents were $3.1 million.

We have implemented measures to restructure our business operations and reduce our monthly cash burns and operating loss. Such measures include, and are not limited to, headcount reduction and elimination of certain overhead and consulting fees. Based upon the current level of operations and anticipated investments necessary to sustain/grow our business, we believe that existing cash balances and anticipated funds from operations will likely be sufficient to meet our working capital requirements over the next 12 months.

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

The following table summarizes our cash flow activities for the nine months ended December 31, 2022, compared to the nine months ended December 31, 2021:

	Year Ended December 31,
	2022	2021	Change
Net cash used in operating activities	$(8,845,938)	$(13,178,848)	$4,332,910
Net cash used in investing activities	(11,530,898)	(12,213,306)	682,408
Net cash provided by financing activities	6,501,659	33,073,607	(26,571,948)
Impact of currency rate changes in cash	(35,864)	(45,331)	9,467
Net (decrease) increase in cash and cash equivalents	$(13,911,041)	$7,636,122	$(21,547,163)

Net Cash Used in Operating Activities

For the nine months ended December 31, 2022, net cash used in operating activities was $8.8 million, compared to net cash used in operating activities of $13.7 million for the nine months ended December 31, 2021. The $4.3 million change was due primarily to decline in gross profit, excluding non-cash items, such as depreciation and amortization, stock-based compensation gain, provision for obsolete inventory losses, amortization of debt discount, losses on impairment of investments in unconsolidated entities, a note receivable, and the gain on extinguishment of debt. In addition, the change in net cash used in operating activities reflects a change in operating assets and liabilities of approximately $6.3 million driven by the normal recurring operations of the business.

Net Cash Used in Investing Activities

For the nine months ended December 31, 2022, net cash used in investing activities was $11.5 million, compared to $12.2 million for the nine months ended December 31, 2021. Included in the $11.5 million of net cash outflow was cash paid for marketable securities of approximately $9.5 million during the nine months ended December 31, 2022.

Net Cash Provided by Financing Activities

For the nine months ended December 31, 2022, net cash provided by financing activities decreased by $26.6 million, to $6.5 million, compared to $33.1 million for the nine months ended December 31, 2021, primarily due to refinancing of the June 2022 DSSI loan.

Impact of currency rate changes in cash

For the nine months ended December 31, 2022, the impact of currency rate changes in cash was negative $35,864 compared to negative $45,331 for the nine months ended December 31, 2021.

Legal Proceedings

The information contained in Note 16, COMMITMENTS AND CONTINGENCIES - Legal Proceedings, of the Notes to the Unaudited Condensed Consolidated Financial Statements located elsewhere in this Quarterly Report is incorporated herein by reference.

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

Short-term Borrowings and Convertible Notes

Borrowing Under Financing Arrangements (Note Payable)

In May 2020, the Company was granted a loan (the “PPP Loan”) by a commercial bank in the amount of $1.0 million, pursuant to the Paycheck Protection Program features of the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”). The Company’s borrowings under the PPP Loan were eligible for loan forgiveness under the provisions of the CARES Act. In June of 2021, the Company was formally notified by the lender that the Company’s obligations under the loan had been forgiven effective May 25, 2021. The loan forgiveness applies to all principal and interest accrued through the loan forgiveness effective date.

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

American Pacific Bancorp, Inc.

On June 15, 2022, Linden Real Estate Holdings, LLC, a wholly owned subsidiary of the Company, American Pacific Bancorp, Inc. (“APB”), a subsidiary of DSS, and the Company entered a Loan Agreement pursuant to which APB loaned the Company approximately $5.7 million. The loan bears interest at the annual rate of 8%, matures on December 1, 2024, and is secured by a first mortgage interest on the Company’s Lindon, Utah office building. In connection with this loan, the Company received net proceeds of $5,522,829 from APB. Heng Fai Ambrose Chan and Frank D. Heuszel, each a Director of the Company, also serve on the Board of Directors of APB.

On August 11, 2022, the Company executed a revolving credit promissory note with APB (“the APB Revolving Note”) pursuant to which the Company has access to advances with a maximum principal balance not to exceed the principal sum of $10 million. The APB Revolving Note is collateralized by the assets of the Company, and it bears interest at the annual rate of 8% and such interest shall be due and payable quarterly as it accrues on the outstanding balance. Interest payments on the loan are due and payable on the last day of each consecutive third calendar month until the maturity date of August 12, 2024. On December 9, 2022, APB and the Company mutually agreed to limit and/or end any further commitment by APB to fund or to readvance under the terms of the APB Revolving Note. As of December 31, 2022, the Company had $6.0 million outstanding under the APB Revolving Note.

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

Capital Requirements

During the nine months ended December 31, 2022, capital expenditures for property and equipment (consisting of furniture and fixtures, computer equipment and software, other office equipment and leasehold improvements) in the ordinary course of our business were $1.4 million which primarily relates to the purchase of the multi-user license and code for development of a new sales commissions’ platform.

Contractual Obligations

There were no material changes to our contractual cash obligations during the nine months ended December 31, 2022, except for (a) the June 2022 refinancing of our loan from DSSI (b) the June 2022 financing of our Lindon, Utah office building, and (c) the August 2022 revolving line of credit with APB, as all described above.

Off-Balance Sheet Financing Arrangements

As of December 31, 2022, we had no off-balance sheet financing arrangements.

Inflation

Prior to the COVID-19 pandemic, inflation was generally been low in the geographies where we operate. However, at the time of this Quarterly Report, the increase in price of consumer goods in the United States has reached a 40-year high, primarily as a result of higher energy costs, higher housing costs, and the impact global supply chain disruptions. Please see “Our business and financial performance could be adversely affected by inflation” contained in ITEM 1A, — “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022.

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

Accounting Changes and Recent Accounting Pronouncements

For discussion of accounting changes and recent accounting pronouncements, see Note 2 of the Notes to the Unaudited Condensed Consolidated Financial Statements contained elsewhere in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company is a Smaller Reporting Company, as defined in Rule 12b-2 of the Exchange Act, and, accordingly, is not required to provide the information called for by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of the end of the fiscal period covered by this Annual Report, and concluded that, as of December 31, 2022, the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management and its Board of Directors, as appropriate to allow timely decisions regarding required disclosure.

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

In light of the Form 10-K/A filed by the Company with the Securities Exchange Commission (SEC) on July 7, 2022, for the purpose of correcting a typographical error included in its Consolidated Statements of Changes in Stockholders’ Equity for fiscal years ended March 31, 2022, and 2021, management determined that the Company had a significant deficiency in its internal control over financial reporting. The significant deficiency was attributable mainly to our failure to effectively review and proofread the registration statement, detect and correct any errors before it was filed with the SEC. To address this significant deficiency, procedures have been developed and implemented by the accounting department in August 2022, to ensure the timely review, proof reading and sign-off of all registration statements prior to their submission to the SEC.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mining Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of this Quarterly Report unless otherwise indicated:

3.1	Third Amended and Restated Articles of Incorporation of Sharing Services Global Corporation, which is incorporated herein by reference from Exhibit A to the Company’s 2022 Proxy Statement on Schedule 14A filed on July 14, 2022

3.2	Bylaws of Sharing Services Global Corporation, which is incorporated herein by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 24, 2019

4.1	Certificate of Designation of Series A Preferred Stock, which is incorporated herein by reference from Exhibit 3.1.2 to the Company’s Current Report on Form 8-K filed on May 8, 2017

4.2	Certificate of Designation of Series C Preferred Stock, which is incorporated herein by reference from Exhibit 3.1.4 to the Company’s Current Report on Form 8-K filed on May 8, 2017

4.3	Convertible Promissory Note dated April 13, 2018, issued by Sharing Service, Inc. in favor of RB Capital Partners, Inc., which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on April 19, 2018

4.4	Convertible Promissory Note dated April 5, 2021, issued by Sharing Service Global Corporation in favor of Decentralized Sharing Systems, Inc., which is incorporated herein by reference from Exhibit 1.2 to the Company’s Current Report on Form 8-K filed on April 9, 2021

4.5	Warrant to Purchase Shares of Sharing Services Global Corporation’s Class A Common Stock issued to Decentralized Sharing Systems, Inc., which is incorporated herein by reference from Exhibit 1.3 to the Company’s Current Report on Form 8-K filed on April 9, 2021

4.6	Warrant to Purchase Shares of Sharing Services Global Corporation’s Class A Common Stock, which is incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 29, 2021

4.7	Warrant to Purchase Shares of Sharing Services Global Corporation’s Class A Common Stock, which is incorporated herein by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 27, 2022

4.8	Form of Convertible Promissory Note issued, in June 2022, by Sharing Service Global Corporation in favor of Decentralized Sharing Systems, Inc., which is incorporated herein by reference from Exhibit 4.8 to the Company’s Annual Report on Form 10-K filed on December 21, 2022

4.9	Form of Warrant to Purchase Shares of Sharing Services Global Corporation’s Class A Common Stock issued, in June 2022, by Sharing Service Global Corporation to Decentralized Sharing Systems, Inc., which is incorporated herein by reference from Exhibit 4.9 to the Company’s Annual Report on Form 10-K filed on December 21, 2022

10.1	U. S. Small Business Administration Note dated May 13, 2020, issued by Sharing Services Global Corporation in favor of Prosperity Bank, which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on May 18, 2020

10.2	Stock Purchase and Share Subscription Agreement dated as of July 22, 2020, by and between Sharing Services Global Corporation and Heng Fai Ambrose Chan, which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on July 24, 2020

10.3	Settlement Accommodation Agreement [Including Stock Disposition and Release Provisions] dated July 22, 2020, by and between Sharing Services Global Corporation, Bear Bull Market Dividends, Inc., Kenyatto Montez Jones, and MLM Mafia, Inc., which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on July 30, 2020

10.4	Securities Purchase Agreement dates as of April 5, 2021, by and among Sharing Service Global Corporation and Decentralized Sharing Systems, Inc., which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on April 9, 2021

10.5	Stock Purchase and Share Subscription Agreement dated as of December 23, 2021 by and among Sharing Service Global Corporation and Decentralized Sharing Systems, Inc., which is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 29, 2021

10.6	Business Consulting Agreement dated January 24, 2022 by and between Sharing Service Global Corporation and DSS, Inc., which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on January 27, 2022

10.7	Form of Distributor Agreement of The Happy Co., which is incorporated herein by reference from Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021, filed on December 10, 2021

10.8	2021 The Happy Co. Brand Partner Compensation Plan, which is incorporated herein by reference from Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021, filed on December 10, 2021

10.9	Form of Securities Purchase Agreement entered into, in June 2022, by and among Sharing Services Global Corporation, and the Decentralized Sharing Systems, Inc., which is incorporated herein by reference from Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed on December 21, 2022

10.10	Form of Security Agreement made, in June 2022, by Sharing Service Global Corporation in favor of Decentralized Sharing Systems, Inc., which is incorporated herein by reference from Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed on June 21, 2022

10.11	Form of Loan Agreement entered into, in June 2022, by and between LINDEN REAL ESTATE HOLDINGS, LLC and AMERICAN PACIFIC BANCORP, INC., which is incorporated herein by reference from Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on June 21, 2022

10.12	Form of DEED OF TRUST, ASSIGNMENT OF LEASES AND RENTS, SECURITY AGREEMENT AND FINANCING STATEMENT made, in June 2022, by LINDEN REAL ESTATE HOLDINGS, LLC in favor of Cottonwood Title Insurance Agency, Inc., for the benefit of American Pacific Bancorp, Inc., which is incorporated herein by reference from Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on June 21, 2022

10.13	Form of Demand Promissory Note issued, in December 2022, by LINDEN REAL ESTATE HOLDINGS, LLC in favor of AMERICAN PACIFIC BANCORP, INC., which is incorporated herein by reference from Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on June 21, 2022

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101	The following financial information from our Quarterly Report on Form 10-Q for the three months ended December 31, 2022 and 2021, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) the Condensed Consolidated Statements of Cash Flows and (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) *

*Included herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHARING SERVICES GLOBAL CORPORATION
(Registrant)

Date: February 7, 2023

	By:	/s/ John Thatch
John Thatch
President, Chief Executive Officer, and Vice Chairman of the Board of Directors
(Principal Executive Officer)

Date: February 7, 2023

	By:	/s/ Anthony S. Chan
Anthony S Chan
Chief Financial Officer
(Principal Accounting and Financial Officer)

