Form 10-K
period 2023-03-31
SHARING SERVICES GLOBAL Corp
filed 2023-06-23
CIK 1644488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended MARCH 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES ☐ NO ☒

As of September 30, 2022, the aggregate market value of the registrant’s voting and non-voting Common Stock held by non-affiliates of the registrant, based on the closing price for the registrant’s Common Stock, was $1,431,059. As of June 21, 2023, there were 376,328,885 shares of the issuer’s Class A Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement related to the registrant’s 2023 Annual Meeting of Stockholders are incorporated into Part III of this Annual Report by reference where so indicated.

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

Our combined platform leverages the capabilities and expertise of various companies that market and sell products and services direct to the consumer through independent contractors. The Company’s new shared service platform is intended to service the direct selling “gig economy” sector by providing needed services (such as equity and inventory financing, advisory services, mobile application tools, merchant processing services, commercial insurance, and event planning) to smaller direct sales companies initially in the United States (“U.S.”).

Currently, the Company markets and distributes its health and wellness products primarily in North America (the U.S., Canada and Mexico) using a direct selling business model. In addition, the Company delivers its member-based travel services primarily in the U.S. using a direct selling business model. The Company markets its health and wellness products through its proprietary websites: www.thehappyco.com; and its subscription-based travel services using www.mytravelventures.com.

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

In September 2021, the Company expanded its geographical footprint, and through its wholly-owned subsidiary, commenced operations in the Republic of Korea (South Korea).

In late 2022, through its subsidiary, Hapi Travel Destinations (“MyTravelVentures” or “MTV”), the Company launched a subscription-based travel service. MyTravelVentures’ services are designed to offer discounts in connection with travel, including on airfare, cruises, hotels, resorts, time shares and rental cars for destinations throughout the world for people of all ages, demographics, and economic backgrounds. MTV also provides entrepreneurial opportunities to its subscribers by capitalizing on both the direct selling model and the retail travel business model.

Strategic Growth Initiatives

The Company intends to grow its business by pursuing a multipronged growth strategy, that includes expanding: (a) its product offerings, both within the health and wellness category and in new product categories, (b) its direct-to consumer geographic footprint (primarily in Asia), and (c) its membership-based consumer travel products line worldwide. This growth strategy may also include the use of strategic acquisitions of businesses that augment the Company’s product and services portfolio, business competencies and geographic reach.

Key Global Industry and Business Trends

We believe the following industry and business trends will provide opportunities for the Company to grow its business in a sustained manner in the future:

●	The Global direct selling industry remains strong. According to the World Federation of Direct Selling Associations (the “WFDSA”), worldwide industry sales were $186 billion an increase of $7.0 billion from prior year of $179 billion in 2020, with the Americas and Asia accounting for more than $124 billion in sales.

●	Global interest in direct selling is strong. According to the WFDSA, the worldwide direct selling industry salesforce has grown from 114 million in 2016 to 128 million in 2021, an increase of over 12%.

●	The U.S. direct selling industry continues to grow. For example, total industry sales in the U.S. grew from $40.1 billion in 2020 to $42.7 billion in 2021, an increase 6%, according to the U.S.-based Direct Selling Association (the “DSA”).

●	Interest in direct selling in the U.S. has grown in recent years. The number of direct sellers in the U.S. grew from 6.2 million in 2018 to 7.3 million in 2021, an increase of over 18%, according to the DSA.

●	Consumer attitudes to direct selling continue to be favorable. The results of a consumer attitude survey released by the DSA show that 80% of consumers consistently gave the direct selling industry a positive rating during the past 10 years.

●	The level of interest in the direct selling industry is high among younger sectors of the population. Over 70% of the people involved in direct selling, in the U.S. and worldwide, were between the ages of 20 and 54, according to the WFDSA and the DSA.

●	Participation in the industry by women is high. For example, women made up approximately 75% of the people involved in direct selling in 2021, in the U.S., according to the DSA. By comparison, the U.S. Census Bureau estimates that women make up about 51% of the overall 2020 U.S. population.

●	Wellness products are the largest sector in the industry. Wellness products (such as our Elevate product line), accounted for over 36% of the industry’s sales in 2021, in the U.S., according to the DSA.

●	The initial costs and business risks in direct selling are relatively lower. According to “2020 Consumer Attitudes & Entrepreneurship Study,” published by the DSA, the required start-up costs and business risks associated with direct selling in the U.S. are lower than those for most competing entrepreneurial business opportunities.

Travel Services

Travel is essential to driving economic growth and job creation in states, destinations, and communities across the U.S., and it is indispensable to our nation’s global competitiveness. Travel accounted for $1.2 trillion in direct spending in 2022 — which produced an economic footprint of $2.6 trillion — a return to 2019 levels. In 2022, travel supported nearly 15 million American workers and directly employed 8 million. This economic and job growth was largely due to the robust return of domestic leisure travel, which far outpaced the recovery of the business travel and international travel segments.

International travel plays a critical role in the US economy. Prior to the COVID-19 pandemic, in 2019, international visitors spent $233.5 billion experiencing the U.S.; injecting nearly $640 million a day into the U.S. economy. The U.S. travel and tourism industry generated $1.9 trillion in economic output, supporting 9.5 million American jobs, and accounted for 2.9% of U.S. Gross Domestic Product. At 14.5% of international travel spending globally, international travelers spend more in the U. S. than any other country.

Global Travel

The travel industry accounted for approximately $5.8 trillion dollars globally, in 2021 — a large portion of which came from the largest travel companies in the world. These outfits cater to both businesses and individuals and make the process of transit and accommodation a streamlined affair, with most transactions booked online.

Business Segments, Geographic Area Information and Seasonality

The Company operates primarily in two business segments: sale of health and wellness products, and sale of member-based travel services through an independent sales force. During the fiscal years ended March 31, 2023, and 2022, approximately 99% and 93%, respectively, of the Company’s consolidated sales were derived from sales of health and wellness products.

During the fiscal years ended March 31, 2023, and 2022, 91% and 87%, respectively, of the Company’s consolidated sales were made to customers and independent contractor distributors located in the United States (the “U.S.”). See Note 20 - “BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION” of the Notes to Consolidated Financial Statements contained in Item 8 — “Financial Statements and Supplementary Data” of this Annual Report for more details.

While the Company’s business generally is not highly seasonal in nature, sales activity is normally slower during November and December, when many customers and independent contractor distributors in the U.S. traditionally take a holiday break.

Competition

The health and wellness direct selling industry is highly fragmented and competitive, and there are few barriers to entering the industry. We compete with other direct selling businesses, including many that have a longer operating history, higher visibility and name recognition, and more financial resources than we do. Among others, these network marketing companies include Amway Corporation, Avon Products, Herbalife Nutrition, Mary Kay, Nature’s Sunshine Products, The Body Shop, Nu Skin Enterprises and Youngevity International. Our competitors also include a wide range of retailers, including traditional retail stores that offer their products in “brick and mortar” outlets and/or online, and e-commerce-based retailers. These retailers include, among other: CVS Health Corporation (Pharmacies), GNC Holdings (a specialty retailer), Target Corporation, The Vitamin Shoppe, Walgreens Boots Alliance (Pharmacies) and Walmart.

The marketplace for subscription-based travel and leisure services is currently very dynamic and competitive, and highly fragmented. The barriers to entry are low and new competitors continuously emerge. We compete with many well-known companies, including some with greater resources, such as: Costco, Inspirato, Travel & Leisure Club, TripAdvisor, and Virgin Hotels, just to name a few. Our competitors may adopt aspects of our business model or may introduce new business models or services that we may need to adopt or otherwise adapt to in order to compete effectively, which could reduce our ability to differentiate our travel services from those of our competitors. Increased competition could result in a reduction in revenue, higher cost or reduced market share. We compete with many well-known companies, including some with greater resources, such as: Costco Travel (a division of Costco Wholesale), Inspirato Inc., Travel & Leisure Co., TripAdvisor, Inc., and Virgin Hotels (a division of Virgin Group), just to name a few.

We compete in these marketplaces by emphasizing differentiators such as our access to exclusive products and services, the quality and efficacy of our product and service offerings, the reliability and convenience of our distribution system, and a personalized customer service experience. We offer products and services that aim to improve the health and happiness of our customers and distributors. In addition, our direct selling business model, provides our independent contractor distributors the opportunity to build wealth by growing and operating of their own distribution business.

We also compete with other direct selling organizations in our efforts to attract and retain our independent contractor distributors by emphasizing the strengths of our product line, entrepreneurship and leadership training, a comprehensive sales compensation plan, a strong marketing focus, positive corporate values, and strong management leadership.

Travel

Thanks to the 10 largest travel companies in the world, consumers are able to book a plane, hotel, cruise, rental car, and more, often through one single web page. These companies can be dedicated to both businesses and consumers (oftentimes both) and are the biggest contributors to the travel industry’s nearly $5.8 trillion global economic contribution in 2021.

Beginning with the widespread adoption of the internet, the travel industry has split into two different sectors. The more traditional travel agency is one where most customers interact on a personal one-to-one basis with a travel agent, and these have existed for many decades. Today, the largest travel companies are all online and skip personal interaction to instead opt for integrated systems that work for every method of travel.

Currently, the largest travel online companies in the world include: Booking.com; Priceline.com; Trivago; Expedia.com; Hotels.com; Hotwire.com; Orbitz. Com; and Kayak.com.

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

Travel

Unlike the other online travel companies that sell to the public and spend millions of dollars each month on radio, television and billboards, MTV sells direct to consumers by way of independent sales representatives who promote and sell direct to consumers for a commission base payout. We only sell to consumers that join their membership-based subscription, which then offer the lowest rates available and do not mark up the travel unlike their competitors. Similar to large wholesale buying clubs like Costco and Sam’s club, where the consumer pays for a membership to offset the retail prices of consumer goods. Travel is sold at up to 65% off any companies, because we collect a monthly membership fee which offsets the expenses.

International Reach

During our fiscal year ended March 31, 2023, and 2022, sales to customers and independent contractor distributors located in the U.S. accounted for approximately 91% and 87% of consolidated sales, while sales to customers located in Korea were approximately 3%.

In June 2021, the Company, through its wholly owned subsidiary, commenced operations in the Republic of Korea (South Korea). During our fiscal years ended March 31, 2023 and 2022, 93% and 87% of our sales, respectively were denominated in U.S. dollars.

Our Health and Wellness Product Line

The Company launched its current health and wellness product line, under the name Elevate, in 2017. In 2021, we rebranded our products under The Happy Co trademark. The Company’s health and wellness product line consists of Nootropics, natural products aimed at improving the health and happiness of its customers and distributors. We aim to grow health and wellness product offerings by developing, acquiring, and introducing new products and services. In fiscal years ended March 31, 2023, and 2022, 99% and 93%, respectively, of the Company’s consolidated sales were from sale of its health and wellness products.

Key Products and Services

We purchase our proprietary and non-proprietary products from independent formulators and manufacturers who specialize in wellness and skincare products. We take pride in our commitment to offer the finest products in the industry, including, but not limited to:

Health & Wellness Products

Elevate MAX® Happy Coffee - A delicious 100% Arabica coffee drink with a combination of at least five powerful mood-enhancing ingredients and a non-stimulant thermogenic agent, p-synephrine, known to increase the breakdown of fats. When combined with XanthoMax®, Elevate MAX® coffee completes the set of four hormones that are associated with happiness.

XanthoMax® Happy Caps - An encapsulated wellness supplement designed to deliver Xanthohumol, a powerful antioxidant, and Turmeric. Xanthohumol is a natural ingredient that helps the body release elevated amounts of Oxytocin, commonly referred to as the “hormone of happiness.” When combined with any of the Company’s functional beverages XanthoMax® completes the set of four hormones that are associated with happiness.

KetoCre® Keto Creamer- A delicious Ketogenic creamer designed to support a healthy Keto diet, and a great addition to any weight management program.

Elevate ZEST® Happy + Lemonade - A refreshing, potent Nootropic blend with a smooth lemonade twist and a proprietary blend of natural Nootropic ingredients designed to assist with mental clarity, memory, and energy. When combined with XanthoMax®, Elevate ZEST® completes the set of four hormones that are associated with happiness.

ElevaciTea® Georgia Peach - A flavorful, Southern-style tea that delivers natural Georgia Peach flavor in every sip. ElevaciTea® Georgia Peach is a perfect afternoon pick-me-up with a proprietary blend of Nootropic ingredients designed to assist with mental clarity, memory, and energy.

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

Member-Based Travel Services

In late 2022, through its subsidiary, Global Travel Destinations (doing business as “MyTravelVentures” or “MTV”), the Company launched a subscription-based travel service. MyTravelVentures’ services are designed to offer discounts in connection with travel, including on airfare, cruises, hotels, resorts, time shares and rental cars for destinations throughout the world for people of all ages, demographics, and economic backgrounds.

Sales and Marketing

We rely on a direct selling model consisting of independent contractor distributors and on customer referrals to promote and sell a majority of our products. We believe this is an effective selling model since our independent contractor distributors can educate consumers about our products in person, provide testimonials, and provide higher levels of customer support, compared to more traditional selling models. The Company markets and sells its health and wellness products using its proprietary website: www.thehappyco.com and market its subscription-based travel services through www.mytravelventures.com.

We provide support to our independent contractor distributors with marketing content, websites, events, and technology. We offer our products and services online and provide our independent distributors with a virtual online Back Office website. This website is where independent distributors can manage, monitor, and operate their businesses 24 hours a day from any location. In addition, we actively communicate with our independent distributors about new products, price changes, policy changes, recruiting opportunities, sales promotions, and other important matters via electronic mail, by phone and during our sales conventions. As deemed appropriate, sales conventions are generally held once or twice a year and are attended or viewed digitally by our independent distributors. Each sales convention includes the participation of one or more key personalities, including social media influencers, engaged in promoting our products and services. In addition, each sales convention is attended by members of our executive team, providing an opportunity for our sales force to learn about latest corporate and business initiatives, new products, and other matters relevant to their businesses.

Distribution of Products and Services

Distribution and delivery of our health and wellness products in the North America is handled primarily by our distribution center in Addison, Texas. On the other hand, sales, distribution, and delivery of our products in Asia is handled by our South Korean subsidiary.

Retail Customers and Independent Contractor Distributors

The Company distributes its health and wellness products and its subscription-based travel services through two distribution channels: (1) sales to our retail customers – consumers that buy our products from a distributor or through one of our websites, for personal use and (2) sales to our independent contractor distributors that buy product for resale or for personal use. The Company’s goal is to monitor and grow both sales channels using different strategies. To grow our retail customer base, we offer high-quality, unique products and travel services. Our strategy for growing our sales force of independent distributors includes providing a meaningful business opportunity to them, a competitive sales compensation plan, sales incentives, and volume-based bonuses, as further discussed below.

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

Trademarks and Other Intellectual Property

We have obtained 28 trademark registrations issued by the United States Patent and Trademark Office. We anticipate obtaining additional U.S. trademark registrations in the future, in connection with the 13 applications presently pending.

In addition, we intend to file for trademark protection in jurisdictions outside the U.S. where we market and distribute or intend to market and distribute our products, including, among others, in Canada, Mexico, South Korea, Singapore, Malaysia, Japan, Thailand, and the Philippines. Trademark protection is increasingly important to our growing business.

Several of our products are manufactured under formulations and processes owned by some of our key vendors. Some of our key vendors have registered or applied for patent registrations to maintain exclusivity over the ingredients, formulation and processes, and the integrated products they supply to us. Such potential patents, the underlying ingredients, formulation and processes, and integrated products are material to the Company’s business. The Company reserves the right to join in any future actions to defend against any infringement on such patents that could adversely affect the products the Company sells. If our vendors and us were unsuccessful in protecting such intellectual property rights, this could have a material adverse effect on our business. Please see - “RISK FACTORS” - “Our dependence on one supplier for a substantial portion of the products we sell and the potential for material disruptions in our supply chain or potential increases in the prices of the products we purchase beyond what we can pass along to our customers” below for more information.

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

Strategic Supply Chain Partnerships

We strive to maintain positive relationships with key business partners to ensure the continuous manufacturing, supply, and quality of our products. In the fiscal year ended March 31, 2023, and 2022, product purchases from one supplier accounted for 92% and 64%, respectively, of our product purchases. Please see ITEM 1A. – “RISK FACTORS” – “Our dependence on one supplier for a substantial portion of the products we sell and the potential for material disruptions in our supply chain or potential increases in the prices of the products we purchase beyond what we can pass along to our customers.”

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

Employees

As of March 31, 2023, and 2022, the Company employed 43 and 68 persons, respectively, as follows:

Location	2023	2022
United States	41	58
Asia	2	10
Total	43	68

The amounts above do not include the Company’s independent distributors, which are independent contractors. Our employees are not represented by labor unions. We believe that our relationship with our employees is positive, and we do not expect a shortage in qualified personnel to continue our business growth.

Access to Public Filings

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to such reports, are available to any person, without charge, upon written request to our Investor Relations Department at 5200 Tennyson Parkway, Suite 400, Plano, Texas. You may also access copies of such reports, and other information about the Company, by visiting our corporate website: www.shrginc.com.

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

A - Risks Relating to the Stock Distribution

The Distribution may not be completed on the terms or timeline currently contemplated, if at all.

DSS, Inc. (“DSS”) expects the Stock Distribution to be treated as a taxable non-liquidating distribution to its stockholders. As a result, a U.S. stockholder of DSS may have a U.S. Federal income tax liability in respect of the Distribution without the receipt of cash from DSS.

Prior to May 4, 2023, DSS and its affiliates held a controlling interest in our common stock. On May 4, 2023, DSS and Decentralized Sharing Systems, Inc., a wholly owned subsidiary of DSS, (“DSSI”) distributed 280,528,500 shares it held of SHRG to DSS, Inc. shareholders in connection with the Form S-1 (file no. 333-271184) initially filed with the Securities and Exchange Commission on April 7, 2023, and declared effective on April 25, 2023. DSS expects the Distribution to be treated as a taxable, non-liquidating distribution to its stockholders. As such, for U.S. federal income tax purposes, each U.S. stockholder of DSS receiving shares of Sharing Services Shares in the Distribution would be treated as if such stockholder had received a distribution in an amount equal to the fair market value of Sharing Services Shares received, which would result in (1) a taxable dividend to the extent of such stockholder’s pro rata share of DSS’s current and accumulated earnings and profits, (2) a reduction in such stockholder’s basis (but not below zero) in DSS common stock to the extent the amount received exceeds such stockholder’s share of earnings and profits and (3) a taxable gain to the extent the amount received exceeds the sum of the amount treated as a dividend and the stockholder’s basis in the DSS Common Stock. Accordingly, such stockholder may have a U.S. federal income tax liability in respect of the Distribution without the receipt of cash from DSS.

B - Risks Associated with the Direct Selling Business Model:

The dependence of some of our subsidiaries upon a direct selling business model to sell our products, and the highly competitive and dynamic nature of the direct selling industry.

Some of our subsidiaries operate in the direct selling industry market and distribute our products and services through a sales force of independent contractor distributors. The distribution of our products and services depends upon their continued efforts to recruit, train, and retain qualified and effective independent distributors. The success of their efforts to recruit and retain distributors may be affected by the competitive environment among direct-to-consumer companies, the conditions of the general labor market, including levels of employment, the occurrence of demographic and cultural changes in the workforce, and the extent to which their brand is recognized in the geographies in which they operate. There can be no assurance that our subsidiaries will be successful in recruiting and retaining enough independent distributors to grow their business worldwide.

The direct selling industry worldwide is highly competitive and dynamic, and generally there are few barriers to entering the industry. In addition, the sale of health and wellness products by direct selling industry participants, online resellers, and others is highly competitive. There are several companies, including many with more resources than the Company that offer competing health and wellness products. The primary competitive factors for health and wellness products are (a) price; (b) the quality, perceived value, brand recognition and package appeal of the product; (c) the skills and effectiveness of the independent distributor and customer service staff interacting with the customer or potential customer; and (d) the continuous availability of enough product to fulfill orders promptly. There can be no assurance that our subsidiaries will remain competitive or that competition in the industry will not intensify.

If our subsidiaries do not remain competitive and promptly and effectively respond to increased competition, including competition for independent distributors, and to marketplace changes in the future, future sales of our products and services could decline. This could have a material adverse effect on our consolidated financial condition, results of operations and cash flows.

Our subsidiaries’ ability to attract and retain independent distributors; our subsidiaries’ ability to develop and maintain positive relationships with our independent distributors; the ability of a distributor to successfully perform his or her role; and the potential adverse impact of the loss of a high-level distributor or a significant number of distributors for causes out of our subsidiaries’ control.

Our subsidiaries operating in the direct selling industry depend on the skills and marketability of their independent distributors to promote their brand and to market and distribute our products and services. The direct selling industry generally experiences a relatively high rate of salesforce turnover and is very competitive. The success of our subsidiaries’ efforts to recruit and retain distributors, or to develop and maintain positive relationships with our independent distributors, may be affected by the competitive environment among direct-to-consumer companies, the conditions of the general labor market, including levels of employment, the occurrence of demographic and cultural changes in the workforce, and the extent to which our subsidiaries’ brand is recognized in the geographies in which they operate. Our subsidiaries’ inability to attract and retain qualified distributors in the future, our subsidiaries’ inability to develop and maintain positive relationships with our independent distributors in the future, the inability or failure of a distributor to fulfill his or her role, including his or her role to comply with all laws and regulations applicable to direct-to-consumer sales activities, the ineffectiveness of a distributor as a spokesperson for our subsidiaries’ brand and products, or the loss of a high-level distributor or a significant number of distributors for causes out of their control may adversely affect future sales of our products and services. This could have a material adverse effect on our consolidated financial condition, results of operations and cash flows.

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

In the countries where we operate, including the United States, the direct selling industry relies on the implementation of distributor rules and policies designed to protect consumers, prevent inappropriate sales activities and marketing practices, and distinguish between legitimate direct selling distribution systems and unlawful pyramid schemes. We and our subsidiaries have adopted formal rules and policies that we believe are consistent with best domestic and global direct-to-consumer industry standards. The laws and regulations covering the direct selling industry, however, often involve a high level of subjectivity and are subject to judicial interpretation. Because of this, there can be no assurance that elements of our subsidiaries’ network marketing system, including representations made by their independent distributors, or elements of their distributor policies will not be challenged in civil or governmental actions, or that the application and interpretation of laws or regulations governing the direct-to-consumer industry in the future would not be harmful to our subsidiaries’ business. The occurrence of any of these conditions could have a material adverse effect on our consolidated business, financial condition, results of operations and cash flows.

C – Risks Associated with our Growing Business:

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

We are a developing company and have not consistently generated sustained positive cash flows from operations. We have experienced significant fluctuations in our operating cash flows, or have otherwise depended on the issuance of equity securities and debt, including convertible notes and short-term borrowings under financing arrangements, in order to meet our working capital needs. For example, during the fiscal year ended March 31, 2023, and 2022, our net cash used in operating activities was $9.0 million and $15.2 million, respectively. If the Company is unable to generate sustained positive cash flows from operations or to obtain additional equity or debt financing, if needed, this could inhibit the Company’s ability to implement its business strategies and to grow its business, service its debt, now or in the future, and otherwise meet its business goals. This could, in turn, have a material adverse effect on its financial condition, results of operations and cash flows.

Our financial performance could be adversely affected by economic downturns, particularly over an extended period.

Our results of operations may be materially impacted by changes in general economic conditions in the countries where our products are sold. The economies in such countries may be adversely affected by changes in government policy and/or by, among other things, changes in levels of employment, changes in tax laws, increases in energy costs, geopolitical conflict, natural disasters or acts of terrorism, widespread health crises, changes in consumer credit card interest rates, inflation, and changes in consumer sentiment in general. For example, as further discussed below, business activity in several sectors of the global economy were severely reduced because of the recent COVID pandemic. These conditions, in turn, resulted in significant economic contraction in the countries where we operate. In the event of a significant economic downturn, particularly over an extended period of time, whether as a result of a similar health crisis or otherwise, consumer spending habits could be adversely affected over a longer term, and we could experience lower than expected sales. Any economic downturn could also adversely affect one or more of our key suppliers. The occurrence of any of these events could have a material adverse effect on our business, financial condition, and results of operations.

Our business and financial performance could be adversely affected by inflation.

In recent history, inflation has generally been low in the geographies where we operate. However, at the time of this Annual Report, the inflation rate in the United States remains around 5%, primarily as a result of higher energy, housing, and food costs. In the event of a significant increase in consumer prices, particularly over an extended period of time, consumer demand for discretionary products, such as our health and wellness products, could be adversely affected, and we could experience lower than expected sales. In addition, if any of our suppliers implemented price increases, in response to higher raw material, labor, and energy costs or otherwise, we may not be able to pass along such price increases to our customers and our profitability may be reduced. The occurrence of any of these events could have a material adverse effect on our business, financial condition, and results of operations.

The success of our efforts to register our trademarks and to protect certain intellectual property rights.

We have applied for, or are in the process of applying for, trademark protection in the U.S. and in other jurisdictions where we market and distribute or intend to market and distribute our products. We have obtained 28 trademarks and have over 13 pending trademark applications in the U.S. We anticipate securing additional U.S. trademarks and foreign trademarks. Trademark protection is increasingly important to our business. If we fail to register or enforce our intellectual property rights or if our intellectual property rights are successfully challenged, this could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Several of our products are manufactured under formulations and processes owned by some of our key vendors. Some of our key vendors have registered or applied for patent registrations to maintain exclusivity over the ingredients, formulation and processes, and the integrated products they supply to us. Such existing or potential patents, the underlying ingredients, formulation and processes, and integrated products could be material to our business. The Company reserves the right to join in any actions to defend against any infringement on such vendor-owned patents that could adversely affect the products the Company sells. If we, and our vendors, were unsuccessful in protecting such intellectual property rights, this could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our potential unintended infringement on the intellectual property rights of others.

The health and wellness industry is competitive and characterized by the need for trademarks to protect intellectual property rights, and by claims of infringement or other violation of intellectual property rights. A third party may assert that one or more of our products violates that party’s intellectual property rights. Any successful intellectual property claim against us in the future could result in significant financial liability and/or prevent us from selling the affected product afterwards. In addition, the resolution of infringement claims may require that we redesign our products, obtain licenses to use intellectual property belonging to a third party, or cease using the intellectual property altogether. Moreover, any intellectual property claim, regardless of its merits, could be expensive and time-consuming to defend against. As a result, claims based on allegations of infringement or other violations of intellectual property rights, regardless of the outcome, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

During the fiscal years ended March 31, 2023 and 2022, 91% and 87%, respectively, of our sales have been to customers and independent distributors located in the United States. However, as part of our strategic growth initiatives, in recent years we initiated efforts to expand our operations in other countries, mainly in Asia. As a result, the amount of our reported consolidated sales, expenses, and cash flows may be significantly affected by fluctuations in the relevant foreign currency exchange rates, as we translate the financial statements of our foreign operations from their functional currency into our reporting currency, the U.S. Dollar. In addition, as a multinational consolidated group, we and some of our domestic or foreign affiliates may obtain and hold assets and liabilities denominated in a currency different from our or their functional currency, in the normal course of business. As a result, we and some of our affiliates may incur foreign currency transaction gains and losses in connection with such assets and liabilities.

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

D – Risks Associated with our Products, and with Product and Consumer Laws and Regulations:

Our dependence on one supplier for a significant portion of the products we sell and the potential for material disruptions in our supply chain or potential increases in the prices of the products we purchase beyond what we can pass along to our customers.

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

If we fail to maintain satisfactory compliance with the regulations of the United States Food and Drug Administration and other governmental agencies in the United States and abroad, we may be forced to recall products and cease their manufacture and distribution, and we could be subject to civil, criminal or monetary penalties.

Our operations are subject to regulation by different state and federal government agencies in the United States and other countries, as well as to the standards established by international standards bodies. If we fail to comply with those regulations or standards, we could be subject to fines, penalties, criminal prosecution or other sanctions. Some of our products are subject to regulation by the United States Food and Drug Administration and similar foreign and domestic agencies. These regulations govern a wide variety of product activities, from design and development to labeling, manufacturing, promotion, sales and distribution. If we fail to comply with those regulations or standards, we may have to recall products, cease their manufacture and distribution, and may be subject to fines or criminal prosecution.

We are also subject to a variety of laws, regulations and standards that govern, among other things, the importation and exportation of products, the handling, transportation and manufacture of toxic or hazardous substances, the collection, storage, transfer, use, disclosure, retention and other processing of personal data, and our business practices in the United States and abroad such as anti-bribery, anti-corruption and competition laws. This requires that we devote substantial resources to maintaining our compliance with those laws, regulations and standards. A failure to do so could result in the imposition of civil, criminal or monetary penalties having a material adverse effect on our operations.

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

E - Risks Associated with our System of Internal Controls, and with our Disclosure Controls:

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

During the evaluation process, if we identify one or more material weaknesses in our internal control over financial reporting, we would be required to implement remediation procedures aimed at mitigating the control weakness or weaknesses. Until such remediation procedures succeed in mitigating the control weakness or weaknesses, we would be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to timely and accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting in the future, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our securities could decline, and we could be subject to enforcement actions by the SEC or other regulatory authorities. Any failure to promptly remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

F – Risks Associated with our Information Technology Systems and with Cybersecurity and other External Factors:

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

Cyber-threats are constantly evolving, making it increasingly difficult to prevent, detect and successfully defend against. A potential breach of our facilities, data systems or data security could disrupt the operations of our information technology systems and business, impair our ability to ship product or provide services to our customers, and potentially compromise the privacy of our data, including our confidential or technical business information. In addition, the risk of one or more cybersecurity incidents may be heightened as many of our employees work remotely, for example, as a result of the COVID pandemic. Any of these things could harm our reputation or competitive position, require us to allocate more resources to improve our systems, technologies, and infrastructure, or otherwise adversely affect our business, financial condition, results of operations and cash flows.

The long-term effects of the COVID pandemic, if any, or other similar public health crises, may continue to amplify the risks and uncertainties facing our business.

The long-term impacts of the social, economic, and financial disruptions caused by the COVID pandemic and the government responses to such disruptions are unknown. In addition, the impact on our business of the long-term effects of the COVID pandemic, or other similar public health crises, will depend on numerous factors that we cannot accurately predict.

The long-term effects of the COVID pandemic, or other similar public health crises, may also continue to amplify other risks discussed in this ITEM 1A, RISK FACTORS, including risks related to macroeconomic conditions and consumer confidence and spending, supply chain, information security, cybersecurity, and data privacy, and our workforce, any of which could have a material effect on us. For example, the rise in remote working arrangements by our employees, vendors, and other third parties that began during the COVID pandemic increases the risk of a data security compromise and has amplified our already extensive reliance on computing and information systems and unimpeded Internet access.

G – Risks Associated with our Common Stock, with our Preferred Shareholder Rights, and with our “Smaller Reporting Company” status:

Future sales and issuances of our Common Stock or rights to purchase our Common Stock, including issuances pursuant to stock warrants currently outstanding, could result in additional dilution of the percentage ownership by our existing stockholders and could cause our trading price to decline.

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

The principal U.S. market for our Common Stock is the OTCQB Market, an over-the-counter trading platforms market operated by OTC Markets Group Inc. Our Common Stock has historically had limited daily trading activity. In addition, the price of our stock has historically been volatile. For example, the 52-week trading price for our Common Stock has ranged from $0.036 to $0.012 per share. Many factors, some of which are beyond our control, may cause the price of our Common Stock to decline over the short-term or over a long-term, regardless of our operating results. These factors include, among others, fluctuations in our operating results; trends or adverse publicity related to our business, products, competitors or industry; the unwillingness of some stockbrokers to place trading orders in our stock and the resulting limitations in the number of stockbrokers willing to trade our stock; the concentration of a large number of shares of our Common Stock in one or a few stockholders, the sale of our Common Stock by one or more significant stockholders, changes in the economic conditions in the geographies where we operate, and a decline in the stock market in general. If an active market for our Common Stock develops, trading prices for our stock may be more volatile and expose our stockholders to a higher risk of loss of principal over the short-term or over a long-term.

Certain rights of our Preferred Stockholders may limit your rights as a Common Stockholder.

The Company’s authorized capital stock structure is comprised of multiple classes of Common Stock (Class A and Class B) as well as Preferred Stock (Series A, B and C). As of March 31, 2023, there were 347,451,880 shares of its Class A Common Stock, 3,100,000 shares of its Series A Preferred Stock; and 3,220,000 shares of its Series C Preferred Stock issued and outstanding. There are no shares of the Company’s Class B Common Stock or Series B Preferred Stock currently issued and outstanding.

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

The preferred shareholder rights discussed above may constitute a material limitation on the rights of our Common Stockholders, including the right to receive dividends and other to distributions, if any. The reduced disclosure requirements applicable to us as a “smaller reporting company” may make our common stock less attractive to investors.

We are a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act. As permitted by scaled disclosure requirements applicable to smaller reporting companies under the Exchange Act, the information we disclose may differ or be less comprehensive, when compared to that of larger filers. If some investors find our common stock less attractive as a result of less comprehensive information we may disclose pursuant to the exemptions available to us as a smaller reporting company, there may be a less active trading market for our common stock and our stock price may be more volatile than that of an otherwise comparable company that does not avail itself of the same or similar exemptions.

H - Risks Related to Current World Events

An escalation of the current war in Ukraine, generalized geopolitical conflict in Europe, or the emergence of conflict elsewhere, may adversely affect our business.

An escalation of the current war in Ukraine, generalized conflict in Europe, or the emergence of conflict elsewhere may adversely affect our business if the U.S. capital markets become risk averse for a prolonged period of time, and/or there is a general slowdown in the global economy.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The following table provides information about our material facilities:

Location	Type of Facility	Leased/Owned	Sq. Feet
Plano, Texas	Corporate Headquarters	Leased	5,560
Addison, Texas	Distribution Center	Leased	11,100
Lindon, Utah	Office Building	Owned	25,800
Seoul, South Korea	Asian Office	Leased	2,612

In March 2022, the Company entered into a 7-year lease for its current Corporate Headquarters in Plano, Texas. The Company relocated to its current headquarters during the second quarter of its fiscal year 2023.

In June 2021, the Company commenced operations in Seoul, South Korea in a facility subleased from HWH World, Inc. (“HWH World”), a subsidiary of DSS and a company affiliated with Heng Fai Ambrose Chan, a Director of the Company. In May 2022, the Company and HWH World amended the related sublease agreement to reduce the space subleased by the Company and to reduce the related rent obligation. As of March 31, 2023, the agreement constitutes a month-to-month arrangement.

During the fiscal years ended March 31, 2023, and 2022, a significant portion of the Company’s products were warehoused at a facility operated by a third-party warehouse and logistic partner located in Addison, Texas. That facility is not listed on the table above and is not owned or leased by the Company.

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

(a)	Case No. 4:20-cv-00946; Dennis Burback, Ken Eddy and Mark Andersen v. Robert Oblon, Jordan Brock, Jeff Bollinger, Four Oceans Global, LLC, Four Oceans Holdings, Inc., Alchemist Holdings, LLC, Elepreneurs U.S., LLC, Elevacity U.S., LLC, Sharing Services Global Corporation, Custom Travel Holdings, Inc., and Does 1-5, pending in the United States District Court for the Eastern District of Texas. On December 11, 2020, three investors in Four Oceans Global, LLC filed a lawsuit against the Company, its affiliated entities, and other persons and entities related to an investment made by the three Plaintiffs in 2015. The Company and its affiliated entities filed an answer denying the three investors’ claims. Plaintiffs filed a First Amended Complaint on October 14, 2021. The Company and its affiliated entities responded in November 2021 by filing a Motion to Dismiss the claims contained in the Amended Complaint. The Motion was granted on July 20, 2022, by Court Order dismissing with prejudice the Company and all affiliated entities from the lawsuit. In early August 2022, Plaintiffs on their own motion moved to dismiss all claims against the remaining parties in the case to enable the Order of Dismissal to become an appealable, final Order. On September 7, 2022, Plaintiffs filed a Notice of Appeal to the United States Court of Appeals for the Fifth Circuit. The Plaintiffs filed their Proposed Sufficient Brief of Appellants with the Fifth Circuit on January 2, 2023. The Company filed e a Response Brief on February 22, 2023. The appeal is still pending as of March 31, 2023.

(b)	Case No. 4:21-cv-00026; Elepreneurs Holdings, LLC d/b/a Elepreneur, LLC, Elepreneurs U.S., LLC d/b/a Elepreneurs, LLC, and SHRG IP Holdings, LLC v. Lori Ann Benson, Andrea Althaus and Lindsey Buboltz, pending in the United States District Court for the Eastern District of Texas. On December 31, 2020, the Company filed suit against three former distributors and obtained injunctive relief from the 429th Judicial District of Collin County, Texas. The lawsuit was removed by the three former distributors to federal court. The Company subsequently obtained injunctive relief from the federal court. The parties settled their disputes, and a Joint Motion for Final Dismissal was entered on October 7, 2022.

(c)	Case No. 429-01137-2022; Elevacity U.S., LLC d/b/a The Happy Co. and Elepreneurs U.S., LLC d/b/a Elepreneurs, LLC v. Mark Willodson, Judy Willodson and Valentus, Inc., pending in the 429th Judicial District Court of Collin County, Texas. On March 9, 2022, the Company filed suit against a competitor and former distributors. On March 9, 2022, the Company filed suit against a competitor and former distributors. An Agreed Temporary Injunction was entered by the Court against the Willodsons in April 2022. On April 4, 2023, this legal proceeding was settled between the parties.

(d)	Case No. 4:22-cv-00042; Elevacity U.S., LLC d/b/a The Happy Co. and Elepreneurs U.S., LLC d/b/a Elepreneurs, LLC v. Brian Christopher Schweda, Jr., pending in the United States District Court for the Eastern District of Texas. On January 20, 2022, the Company filed suit against a former distributor. The Defendant filed two motions to dismiss. The Court entered an Order recently denying Defendant’s motion to dismiss for lack of jurisdiction over the Defendant in Texas. As of December 31, 2022, Defendant’s motion to dismiss Plaintiff’s claim of tortious interference remains pending. Regardless of the outcome of that pending motion, the case will move forward with breach of contract claims against the Defendant. On April 10, 2023, this legal proceeding was settled between the parties.

(e)	Case No. 9:22-cv-00146; Travel Gig, LLC and Happitravel, LLC v. Sharing Services Global Corporation, SHRG IP Holdings, LLC; Global Travel Destinations, LLC., and Does 1-25, pending in the United States District Court for the District of Montana. On September 7, 2022, Plaintiffs filed a lawsuit against the Company and two affiliated entities alleging trademark infringement concerning the Company’s affiliated travel entity. Plaintiffs filed a motion seeking a Preliminary Injunction and the Court set a hearing on the motion for November 1, 2022. On December 30, 2022 the Plaintiffs filed a status report to the Court that a settlement had been reached. On February 2, 2023 the Parties filed a Joint Motion for Dismissal. The Court entered a Dismissal with Prejudice on February 6, 2023.

(f)	Case No. 4:22-cv-00047; Elevacity U.S., LLC d/b/a The Happy Co. and Elepreneurs U.S., LLC d/b/a Elepreneurs, LLC v. Kimberley McLean, pending in the United States District Court for the Eastern District of Texas. On January 20, 2022, the Company filed suit against a former distributor. On April 10, 2023, this legal proceeding was settled between the parties.

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

(b) - Holders

As of June 21, 2023, there were 473 stockholders of record of our Common Stock.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On February 3, 2023, the Company agreed with DSS to enter into a Letter Agreement (the “DSS Letter Agreement”), pursuant to which the Company and DSS have agreed to terminate and release all obligations of a certain Consulting Agreement among the parties effective as of December 31, 2022. In accordance with the DSS Letter Agreement, the Company also agreed to issue 33,333,333 shares of the Company’s Common Stock in lieu of cash payment to satisfy the accrued and unpaid consulting service fees equal to $700,000 owed to DSS under the Consulting Agreement. See Note 16 – Related Party Transactions in ITEM 8 of this Annual Report for further details.

On February 28, 2023, the Company and DSSI mutually agreed in a Letter Agreement (the “First DSSI Letter Agreement”) to a mutual settlement of the interest accrued on the 2022 Note issued by the Company to DSSI. In accordance with the DSSI Letter Agreement, the Company agreed to issue 26,285,714 shares of the Company’s Common Stock, at a price per share of $0.021 in lieu of cash payment to satisfy the accrued and unpaid interest through and including December 31, 2022, in the amount of $552,000 owed to DSS. See Note 16 – Related Party Transactions in ITEM 8 of this Annual Report for further details.

On March 24, 2023, the Company, DSS and DSSI, entered into a Securities Exchange and Amendment Agreement (the “Agreement”) pursuant to which the parties agreed to: (1) exchange and surrender the Assigned Warrants; (2) exchange and surrender the Service Warrants; (3) exchange and surrender the DSSI Warrants; and (4) amend the 2022 Note by removing all conversion rights granted by the 2022 Note. Accordingly, the Company issued 25,000,000 shares of the Company’s Class A Common Stock in full satisfaction, exchange and payment for the exchanges and amendments set forth in the Agreement. See Note 13 – Convertible Notes Payable in ITEM 8 of this Annual Report for further details.

In connection with the transactions described in the preceding three paragraphs, no underwriters were involved, there were no proceeds generated (except as indicated in the preceding paragraphs), and the issuances were made in reliance on the exemption from the registration requirements of the Securities Act of 1933 provided under Section 4(a)(2) thereof.

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section reflects management’s views of the consolidated financial condition as of March 31, 2023, and 2022, and the consolidated results of operations and changes in financial condition for the fiscal year ended March 31, 2023, and 2022 of Sharing Services Global Corporation and consolidated subsidiaries. This section should be read in conjunction with the Company’s audited consolidated financial statements and related notes contained in ITEM 8 of this Annual Report. We believe the COVID pandemic is likely to have had and continues to have a material adverse impact on our business, financial condition, cash flows, and results of operations. See Overview – “Continuing Uncertainty Regarding the COVID Pandemic” below. This section may contain forward-looking statements. See “Cautionary Notice Regarding Forward-Looking Statements.” located at the front of this report.

Summary Results of Operations:

	Fiscal Year Ended March 31,		Increase	%
	2023	2022	(Decrease)	Change
Net sales	$16,102,136	$34,424,314	$(18,322,178)	-53.2%
Gross profit	9,256,670	23,622,443	(14,365,773)	-60.8%
Operating expenses	(24,071,575)	(36,954,618)	(12,883,043)	-34.9%
Operating loss	(14,814,905)	(13,332,175)	1,482,730	11.1%
Non-operating loss, net	(22,870,258)	(6,810,312)	16,059,946	235.8%
Loss before income taxes	(37,685,163)	(20,142,487)	17,542,676	87.1%
Income tax benefit	-	(3,035,990)	(3,535,990)	-100.0%
Net loss	$(37,685,163)	$(17,106,497)	$20,578,666	120.3%

Highlights for the Fiscal Year Ended March 31, 2023:

●	For the fiscal year ended March 31, 2023, our consolidated net sales decreased by $18.3 million, to $16.1 million, compared to $34.4 million for the fiscal year ended March 31, 2022, primarily as a result of a decline in consumer orders, a decline in the number of new and continuing active distributors, and the generally adverse impact on consumer buying trends resulting from the COVID pandemic.

●	For the fiscal year ended March 31, 2023, our consolidated gross profit decreased by $14.4 million, to $9.3 million, compared to $23.6 million for the fiscal year ended March 31, 2022, and our consolidated gross margin was 57.5% and 69.1%, respectively, primarily as a result of an increase in our provision for expiring, damaged or excess (slow-moving) inventory of $1 .8 million and by aggressive product pricing.

●	For the fiscal year ended March 31, 2023, our consolidated operating loss was $14.8 million compared to $13.3 million for the fiscal year ended March 31, 2022.

●	For the fiscal year ended March 31, 2023, our consolidated net non-operating expenses were $22.9 million compared to $6.8 million for the fiscal year ended March 31, 2022, primarily as a result of higher losses on impairment of assets, higher unrealized losses on investment in unconsolidated entities, and lower gains on employee warrants liability in connection with certain stock-based awards.

●	For the fiscal year ended March 31, 2023, our consolidated net loss was $37.7 million, compared to $17.1 million for the fiscal year ended March 31, 2022. Our diluted loss per share was $0.14 for the fiscal year ended March 31, 2023, compared $0.08 for the fiscal year ended March 31, 2022.

●	For the fiscal year ended March 31, 2023, our consolidated net cash used in operating activities was $8.7 million compared to $15.2 million for the fiscal year ended March 31, 2022.

●	In April 2021, Sharing Services borrowed $30.0 million from Decentralized Sharing Systems, Inc. (“DSSI”), a subsidiary of DSS, Inc. (“DSS”), and, together with DSS, then a majority shareholder of the Company.

●	In June 2022, Sharing Services issued a Convertible Promissory Note in the principal amount of $27.0 million in favor of DSSI (the “2022 Note”), among other things, and rescinded the April 2021 Convertible Promissory Note in the principal amount of $30.0 million issued in connection with the loan discussed in the preceding item.

●

In February 2023, Sharing Services issued 33,333,333 shares of the Company’s Common Stock to DSS in connection with the February 2023 agreement between the Company and DSS to terminate the January 2022 consulting agreement between the parties.

●

In February 2023, Sharing Services issued 26,285,714 shares of the Company’s Common Stock to DSSI in lieu of cash payment to satisfy the accrued and unpaid interest through and including December 31, 2022, in the amount of $552,000, owed to DSSI in connection with the 2022 Note.

●

In March 2023, Sharing Services issued 25,000,000 shares of the Company’s Class A Common Stock to DSS and its affiliate in connection with the Securities Exchange and Amendment Agreement dated March 24, 2023, pursuant to which the parties agreed to amend the 2022 Note by removing the conversion rights granted by the 2022 Note and to rescind certain stock warrants to purchase shares of the Company’s Common Stock.

●

In April 2023, Sharing Services issued 28,877,005 shares of the Company’s Common Stock to DSSI in lieu of cash payment to satisfy the accrued and unpaid interest from January 1, 2023, through and including March 31, 2023, in the amount of $540,000, owed to DSSI in connection with the 2022 Note.

●	In May 2023, DSS and DSSI distributed, in the aggregate, 280,528,500 shares of SHRG they then held to the shareholders of DSS, Inc. and DSS ceased to be a majority shareholder of the Company.

Overview

Summary Description of Business

Sharing Services Global Corporation and subsidiaries (“Sharing Services”, “we,” or the “Company”) aim to build shareholder value by developing or acquiring businesses and technologies that increase the Company’s product and services portfolio, business competencies, and geographic reach.

Currently, the Company markets and distributes its health and wellness products primarily in the U.S., Canada and Mexico, and delivers its member-based travel services, primarily in the U.S., using a direct selling business model. The Company markets its health and wellness products through its proprietary website: www.thehappyco.com; and its member-based travel services using www.mytravelventures.com.

Sharing Services was originally incorporated in the State of Nevada under the name Sharing Services, Inc. on April 24, 2015.

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

Strategic Growth Initiatives

The Company intends to grow its business by pursuing a multipronged growth strategy, that includes: (a) expanding its product offerings, both within the health and wellness category and in new product categories, (b) expanding its direct-to consumer geographic footprint (primarily in Asia), and (c) expanding its previously launched membership-based consumer travel products line. This growth strategy may also include the use of strategic acquisitions of businesses that augment the Company’s product and services portfolio, business competencies and geographic reach.

Continuing Uncertainty Regarding the COVID Pandemic

We believe the actual impact of the COVID pandemic, and/or actions taken to contain the spread of the virus, have had and continue to have an adverse impact on the economies in the geographies we serve. Consumer demand for discretionary products such as ours is sensitive to significant downturns in the economy, increases in unemployment or decreases in perceived employment security, and decreases in consumer sentiment in general.

In efforts to protect our customers, distributors, employees, and other business partners, in 2020, we instituted several preventive measures, including temporarily transitioning a significant number of our corporate employees to working remotely, and transitioning our sales conventions to a virtual convention platform. While these temporary measures have substantially been relaxed or fully reversed at the time of this Annual Report, we believe these necessary, temporary measurements likely had an adverse impact on our business.

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

The COVID emergency also may have the effect of exacerbating some of the other risk factors described elsewhere in this Annual Report, including the success of our growth initiatives, our ability to anticipate and effectively respond to changes in consumer preferences and buying trends in a timely manner, our dependence on one supplier for a significant portion of the products we sell, potential fluctuations in our quarterly financial performance, our ability to generate sustained, positive cash flows from operations with which to fund our working capital needs, the potential impact on our financial performance from economic slowdowns, our ability to effectively and cost-efficiently respond to any epidemics and other health emergencies, and the potential impact on our business of any disruption in our information technology systems.

The Fiscal Year Ended March 31, 2023, Compared to the Fiscal Year Ended March 31, 2022

Results of Operations

Net Sales

For the fiscal year ended March 31, 2023, our consolidated net sales decreased by $18.3 million, to $16.1 million, compared to the fiscal year ended March 31, 2022. The decrease in net sales mainly reflects: (a) continuation of the decline in consumer orders that we experienced since the fiscal year 2020, (b) a decline in independent distributor orders, in the number of new independent distributors and in the number of continuing active distributors, resulting, in part, from recent product reformulations and increased competition for independent distributors, and (c) the generally adverse impact on consumer buying trends resulting from the COVID pandemic and actions taken to help mitigate the spread of the virus in the U.S. and Canada. In efforts to restore sales growth, in the past several months, we have developed and launched our new business brand, “The Happy Co TM,” at our Elevacity division, have accelerated our previously announced initiatives to expand our operations into additional international geographies, and have further intensified our efforts to recruit, develop and reward our distributors and our efforts reach new consumers, including through the continued introduction of new products.

We believe there has been and continues to be significant uncertainty about the potentially adverse impact of the COVID health crisis on the economies and employment markets of several countries, including the U.S. and Canada. Please see Overview – “Continuing Uncertainty Regarding the COVID Pandemic” above.

The decrease of $18.3 million in consolidated net sales is primarily as a result of a decrease in the number of comparable product units sold.

During the fiscal years ended March 31, 2023 and 2022, the Company derived approximately 99% and 93%, respectively, of its consolidated net sales from the sale of its health and wellness product line.

During the fiscal year ended March 31, 2023, approximately 63% of consolidated net sales were to consumers and approximately 37% of consolidated net sales were to independent distributors. During the fiscal year ended March 31, 2022, approximately 66% of consolidated net sales were to consumers and approximately 34% of consolidated net sales were to independent distributors.

Gross Profit

For the fiscal year ended March 31, 2023, our consolidated gross profit decreased by $14.4 million, to $9.3 million, compared to the fiscal year ended March 31, 2022, and our consolidated gross margin was 57.5% and 68.6%, respectively. During the fiscal year ended March 31, 2023, gross margin was adversely affected by an increase in our provision for expiring, damaged or excess (slow-moving) inventory of $1.8 million and by aggressive product pricing.

Selling and Marketing Expenses

For the fiscal year ended March 31, 2023, our consolidated selling and marketing expenses decreased to $7.0 million, or 43.4% of consolidated net sales, compared to $17.2 million, or 50.1% of consolidated net sales for the fiscal year ended March 31, 2022. The decrease of $10.2 million in consolidated selling and marketing expenses is due to lower sales commissions of $10.5 million (which reflects the decrease in consolidated net sales discussed above), partially offset by higher sales convention expenses of $281,164.

General and Administrative Expenses

For the fiscal year ended March 31, 2023, our general and administrative expenses (which include corporate employee compensation and benefits, share-based compensation, professional fees, rent and other occupancy costs, certain consulting fees, telephone and information technology expenses, insurance premiums, and other administrative expenses) decreased to $17.1 million, or 106.1% of consolidated net sales, compared to $19.7 million, or 57.3% of consolidated net sales for the fiscal year ended March 31, 2022. The decrease of $2.6 million in general and administrative expenses was primarily due to lower compensation and compensation-related expenses of $3.0 million, lower legal and other professional fees of $1.1 million, lower losses on impairment of notes receivable of $0.7 million and lower rent and other corporate expenses of $0.5 million, partially offset by higher consulting and professional fees of $2.7 million (including incremental consulting fees of $2.6 million in connection with a Consulting Agreement with DSS).

Interest Expense, Net

For the fiscal year ended March 31, 2023, interest expense was $2.9 million, excluding amortization of debt discount and deferred financing costs, in the aggregate, of $10.3 million, and interest income of $178,072. Interest expense of $2.9 million represents primarily interest associated with borrowings under the $27.0 million loan from “DSSI.” See Note 16 of the Notes to Consolidated Financial Statements for more details.

For the fiscal year ended March 31, 2022, interest expense was $2.4 million, excluding amortization of debt discount and deferred financing costs, in the aggregate, of $9.9 million, and interest income of $83,356. Interest expense of $2.4 million represents primarily interest associated with borrowings under the $30.0 million loan from “DSSI.” See Note 16 of the Notes to Consolidated Financial Statements for more details.

Gain on Employee Warrants Liability

For the fiscal years ended March 31, 2023, and 2022, gains in connection with employee warrants with a variable exercise price after the service period was completed were $173,432 and $2.5 million, respectively.

Gain on Extinguishment of Debt

In June 2021, Sharing Services’ borrowings under the Paycheck Protection Program features of the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”) were forgiven pursuant to the CARES Act. The Company recognized a gain on extinguishment of debt of approximately $1,040,400 in connection therewith.

Realized and Unrealized Gains/ Losses on Investment in Unconsolidated Entities and Marketable Securities

For the fiscal years ended March 31, 2023 and 2022, net realized and unrealized gains/losses in connection with our investment in equity instruments (including investments in unconsolidated entities) were losses of approximately $5.0 million and gains of $3.6 million, respectively. See Note 10 of the Notes to Consolidated Financial Statements for more details.

Realized Loss on Investment in Marketable Securities

For the fiscal years ended March 31, 2023 and 2022, realized loss on investments in marketable securities were $4.9 million and $0.0, respectively.

Impairment Losses on Assets

For the fiscal years ended March 31, 2023 and 2022, impairment losses, before income tax, in connection with our investment in unconsolidated entities and in connection with long-lived assets, in the aggregate, were $0.0 and $1.6 million, respectively.

Other Non-operating Income/Expense, net

For the fiscal year ended March 31, 2023, other non-operating income, net, was approximately $108,200. For the fiscal year ended March 31, 2022, other non-operating expense of approximately $211,000. These amounts consisted primarily of foreign currency transaction gains (losses) of approximately $39,000 and $(170,000), respectively, and net litigation settlement recoveries (expenses) of approximately $69,200 and $(26,000), respectively.

Income Tax Benefit

During the fiscal year ended March 31, 2023, the Company recognized income tax benefit of $0.0,net of the impact of the extinguishment of debt on March 24, 2023 . During the fiscal year ended March 31, 2022, the Company recognized a current federal income tax benefit  of $2.1 million, including a valuation allowance of $2.1 million placed on certain deferred tax assets being carried forward or projected to reverse in future years due to the uncertainty of the Company generating sufficient taxable income in the foreseeable future to make realization probable, a deferred income tax benefit of $1.0 million, and a provision for state and local taxes of $100,569. See Note 3 - “SIGNIFICANT ACCOUNTING POLICIES” of the Notes to Consolidated Financial Statements in ITEM 8 — “Financial Statements and Supplementary Data” contained elsewhere in this Annual Report for information about the Company’s accounting policies regarding accounting for income taxes.

Net Loss and Loss per Share

As a result of the foregoing, for the fiscal years ended March 31, 2023 and 2022, our consolidated net loss was approximately $37.7 million and $17.1 million, respectively. For the fiscal years ended March 31, 2023 and 2022, our diluted loss per share was $0.14 and $0.08, respectively.

Liquidity and Capital Resources

We broadly define liquidity as our ability to generate sufficient cash, from internal and external sources, to meet our obligations and commitments. We believe that, for this purpose, liquidity cannot be considered separately from capital resources.

Working Capital

We had a deficiency in our working capital of approximately $33.9 million as of March 31, 2023, and working capital of approximately $7.4 million as of March 31, 2022.

As of March 31, 2023, and 2022, cash and cash equivalents were $3.0 million and $17.0 million, respectively. Based upon the current level of operations and anticipated investments necessary to grow our business, we believe that existing cash balances and anticipated funds from operations will likely be sufficient to meet our working capital requirements over the next 12 months. However, when needed to compensate for any temporary fluctuations in our working capital needs, compared to our operating cash flows, we may obtain occasional additional financing through the issuance of equity securities and secured and unsecured debt, including borrowings under convertible notes and short-term financing arrangements. Please see ITEM 1A – “RISK FACTORS” - “Our ability to generate sustained positive cash flows from operations or to obtain additional financing, if needed, with which to fund our working capital needs, including servicing or refinancing our debt, now and in the future.”

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

The following table shows our cash flow activities for the fiscal year ended March 31, 2023, compared to the fiscal year ended March 31, 2022:

	Fiscal Year Ended March 31
	2023	2022	Increase (Decrease)
Net cash used in operating activities	$(9,025,388)	$(15,226,654)	$(6,201,266)
Net cash used in investing activities	(6,830,094)	(12,843,757)	(6,013,663)
Net cash provided by financing activities	1,918,706	32,978,607	(31,059,901)
Impact of currency rate changes in cash	(91,605)	(29,339)	62,266
Net increase (decrease) in cash and cash equivalents	$(14,028,381)	$4,878,857	$(18,907,238)

Net Cash Used in Operating Activities

Net cash used in operating activities decreased by $6.2 million, to $9.0 million, for the fiscal year ended March 31, 2023, compared to the fiscal year ended March 31, 2022. The $6.2 million decrease was due to net changes in operating assets and liabilities of $9.9 million, partially offset by an increase in our operating loss of $3.3 million, excluding non-cash items, such as depreciation and amortization, stock-based compensation expense, provision for obsolete inventory losses, amortization of debt discount, gains (losses) on investments in unconsolidated entities and losses on impairment of notes receivable and other assets, and deferred income taxes.

Net Cash Used in Investing Activities

Net cash used in investing activities decreased by $6.0 million, to $6.8 million, for the fiscal year ended March 31, 2023, compared to the fiscal year ended March 31, 2022. The $6.0 million decrease was primarily due to lower capital expenditures of $8.1 million (including the impact of the purchase of our Lindon, Utah building of $8.9 million in the fiscal year ended March 31, 2022), lower payments for investments in unconsolidated entities of $2.5 million, and lower payments for notes receivable of $266,198. This decrease was partially offset by net purchases of marketable securities of $4.9 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities decreased by $31.1 million, to $1.6 million for the fiscal year ended March 31, 2023, compared to the fiscal year ended March 31, 2022. The $31.1 million decrease was mainly due to lower net proceeds from borrowings under promissory notes of $19.1 million (including the impact of borrowings of $30.0 million from DSSI in the fiscal year ended March 31, 2022), higher repayments of borrowings under promissory notes of $8.2 million, lower proceeds from issuances of common stock of $3.1 million, and payment in connection settlement agreement of approximately $1.0 million in the fiscal year ended March 31, 2023.

Impact of Currency Rate Changes in Cash

Prior to April 2021, substantially all consolidated net sales were denominated in U.S. dollars. Effective April 1, 2021, the Company’s consolidated financial statements reflect the operation of our wholly owned subsidiaries operating in the Asia Pacific region. See Note 3 - “SIGNIFICANT ACCOUNTING POLICIES” of the Notes to Consolidated Financial Statements contained elsewhere in this Annual Report for information about our translation of foreign currency financial statements.

Potential Future Acquisitions

The Company intends to further grow its business by pursuing a multipronged growth strategy, which includes increasing the number of product offerings in the U.S. and Canada, expanding its geographic footprint primarily in the Asia Pacific region, and expanding its line of consumer travel services. This growth strategy may also include the use of strategic acquisitions, subject to the approval of the Company’s Board of Directors, of businesses that augment the Company’s product and services portfolio, business competencies and geographic reach. Such potential acquisitions and purchases of equity interests are expected to be funded with cash and cash equivalents, cash provided by operations, and issuance of equity securities and debt, including convertible debt. See “Short-term Borrowings and Convertible Notes” below.

Recent Issuances of Equity Securities

●	In February 2023, Sharing Services issued 26,285,714 shares of the Company’s Common Stock to DSSI in lieu of cash payment to satisfy the accrued and unpaid interest through and including December 31, 2022, in the amount of $552,000, owed to DSSI in connection with the 2022 Note.

●	In February 2023, Sharing Services issued 33,333,333 shares of the Company’s Common Stock to DSS in connection with the February 2023 agreement between the Company and DSS to terminate the January 2022 consulting agreement between the parties.

●	In March 2023, Sharing Services issued 25,000,000 shares of the Company’s Common Stock to DSS and its affiliate in connection with the Securities Exchange and Amendment Agreement dated March 24, 2023, pursuant to which the parties agreed to amend the 2022 Note by removing the conversion rights granted by the 2022 Note and to rescind certain stock warrants to purchase shares of the Company’s Common Stock.

●	In April 2023, Sharing Services issued 28,877,005 shares of the Company’s Common Stock to DSSI in lieu of cash payment to satisfy the accrued and unpaid interest from January 1, 2023 through and including March 31, 2023, in the amount of $540,000, owed to DSSI in connection with the 2022 Note.

Short-term Borrowings and Convertible Notes

Borrowing Under Financing Arrangements (Notes Payable)

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

In May 2022, Linden Real Estate Holdings, LLC, a wholly owned subsidiary of the Company, American Pacific Bancorp, Inc. (“APB”), and the Company entered a term sheet pursuant to which APB agree to extend a loan to the Company for approximately $5.7 million. The loan would bear interest at 8%, mature on June 1, 2024, and be secured by a first mortgage interest on the Company’s Lindon, Utah office building. APB is a subsidiary of DSS. Heng Fai Ambrose Chan, Frank D. Heuszel and John “JT” Thatch, each a Director of the Company, also serve on the Board of Directors of DSS, and Messrs. Chan and Heuszel also serve on the Board of Directors of APB.

Convertible Notes Payable

In April 2021, the Company and Decentralized Sharing Systems, Inc. (“DSSI”) who, together with its parent, DSS, Inc., was then a majority shareholder of the Company, entered into a Securities Purchase Agreement pursuant to which the Company issued: (a) a Convertible Promissory Note in the principal amount of $30.0 million (the “Note”) in favor of DSSI, and (b) a detachable Warrant to purchase up to 150,000,000 shares of the Company’s Class A Common Stock, at $0.22 per share.

On June 15, 2022, the Company and DSSI entered into a Securities Purchase Agreement (the “SPA”) pursuant to which the Company issued: (a) a Convertible Promissory Note in the principal amount of $27.0 million (the “2022 Note”) in favor of DSSI and (b) a detachable Warrant to purchase up to 818,181,819 shares of the Company’s Class A Common Stock (the “Warrant”), at $0.033 per share. At any time during the term of the 2022 Note, all or part of the Note was convertible into up to 818,181,819 shares of the Company’s Class A Common Stock, at the option of the holder. In connection with the SPA, DSSI surrendered to the Company all DSSI’s rights pursuant to: (a) the Convertible Promissory Note in the principal amount of $30.0 million discussed in the preceding paragraph, and (b) the detachable Warrant to purchase up to 150,000,000 shares of the Company’s Class A Common Stock discussed in the preceding paragraph. In March 2023, the parties entered into a Securities Exchange and Amendment Agreement pursuant to which the parties agreed to amend the 2022 Note by removing the conversion rights granted by the 2022 Note.

In February 2023, the Company issued 26,285,714 shares of the Company’s Common Stock to DSSI in lieu of cash payment to satisfy the accrued and unpaid interest through and including December 31, 2022, in the amount of $552,000, owed to DSSI in connection with the 2022 Note.

In April 2023, the Company issued 28,877,005 shares of the Company’s Common Stock to DSSI in lieu of cash payment to satisfy the accrued and unpaid interest between January 1, 2023, through and including March 31, 2023, in the amount of $540,000, owed to DSSI, owed to DSSI in connection with the 2022 Note.

As of March 31, 2023, the Company’s notes payable outstanding are not convertible.

Capital Resources

During the two fiscal years in the period ended March 31, 2023, the Company did not have material commitments for capital expenditures. During the fiscal year ended March 31, 2023, and 2022, our consolidated capital expenditures were approximately $1.2 million and $0.4 million, respectively, primarily consisting of the purchase of furniture and fixtures, computer equipment and software, and leasehold improvements in the ordinary course of our business.

In addition, in the fiscal year ended March 31, 2022, consolidated capital expenditures include our purchase, through one of our subsidiaries, of an office building in Lindon, Utah for $8,942,640.

Cash Requirements from Known Contractual and Other Obligations

As of March 31, 2023, the Company’s contractual obligations consist of (a) future principal and interest payments in the aggregate amount of $29.5 million in connection with the Company’s debt and (b) obligations associated with Type B leases (as defined by Accounting Standards Codification (“ASC”) Topic 842, Leases) of $746,600. See Note 14 – “LEASES” of the Notes to Consolidated Financial Statements contained in Item 8 — “Financial Statements and Supplementary Data” of this Annual Report for more details about the Company’s leases.

As discussed above, on June 15, 2022, the Company and DSSI entered into a Securities Purchase Agreement (the “SPA”) pursuant to which the Company issued: (a) a Convertible Promissory Note in the principal amount of $27.0 million (the “2022 Note”) in favor of DSSI and (b) a detachable Warrant to purchase up to 818,181,819 shares of the Company’s Class A Common Stock (the “Warrant”), at $0.033 per share. At any time during the term of the 2022 Note, all or part of the Note was convertible into up to 818,181,819 shares of the Company’s Class A Common Stock, at the option of the holder. In March 2023, the parties entered into a Securities Exchange and Amendment Agreement pursuant to which the parties agreed to amend the 2022 Note by removing the conversion rights granted by the 2022 Note.

In connection with the SPA, DSSI surrendered to the Company all DSSI’s rights pursuant to: (a) the Convertible Promissory Note in the principal amount of $30.0 million issued by the Company in April 2021 in favor of DSSI, and (b) the detachable Warrant to purchase up to 150,000,000 shares of the Company’s Class A Common Stock, at $0.22 per share, issued concurrently with such $30.0 million note.

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

Valuation of Inventory - Our inventory is stated at the lower of cost, determined using the first-in, first-out (“FIFO”) method, or net realizable value. Determining the net realizable value of inventory involves the use of judgment. In assessing the net realizable value of inventory, we consider factors including estimates of the future demand for our products, historical turnover rates, and the age and sales history of the inventory. When necessary, we adjust the carrying value of inventory for estimated inventory shrinkage and damage. We estimate inventory shrinkage between physical counts and product damage based upon our historical experience. Actual results differing from these estimates could significantly affect our inventory and cost of products sold. We take physical counts of inventory on hand, at least annually, and adjust our financial statements to match actual quantities counted.

Assessment of Long-Lived Assets for Impairment - Long-lived assets, such as office furniture, fixtures, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The recoverability of long-lived assets is assessed by comparing the net carrying amount of each asset to its total estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds the sum of its undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

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

Income Taxes - Income taxes have a significant effect on our net earnings. As of March 31, 2023, we are subject to income taxes primarily in the U.S. The determination of our provision for income taxes requires judgment, the use of estimates in certain cases and the interpretation and application of complex tax laws and regulations. Our effective income tax rate is affected by many factors, including changes in our assessment of certain tax contingencies, increases and decreases in valuation allowances, changes in tax law, outcomes of administrative audits, the impact of discrete items, and may fluctuate as a result.

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

Recent Accounting Pronouncements and Accounting Changes

The information contained in Note 3 of the Notes to Consolidated Financial Statements, under the sub-headings: “Recently Issued Accounting Standards - Pending Adoption” and “Recently Issued Accounting Standards – Recently Adopted,” in ITEM 8 — “Financial Statements and Supplementary Data” below, is incorporated herein by reference.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Sharing Services Global Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Sharing Services Global Corporation, formerly Sharing Services, Inc. (the “Company”) as of March 31, 2023 and 2022, and the related consolidated statements of operations, cash flows and stockholders’ equity, for the each of the two fiscal years ended March 31, 2023 and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two fiscal ended March 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a net loss and net cash used in operating activities of $37,685,163 and $9,025,388, respectively, for the fiscal year ended March 31, 2023. The Company has an accumulated deficit of $106,456,378 at March 31, 2023. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan regarding these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Related Party Convertible Note Payable

As described in Note 13 to the financial statements, the Company had a convertible note payable with detached warrants to a related party. The note payable was modified twice during the year which was treated as extinguishment of debt and replacement with a new note payable.

The principal considerations for our determination that performing procedures relating to the accounting treatment of the transaction is a critical audit matter were (i) there was a high degree of auditor judgment and subjectivity in applying procedures relating to the fair value measurement of the transaction due to the significant amount of judgment by management when developing the estimate; (ii) significant audit effort was required in evaluating the terms of note payable assumptions relating to the estimates.

Our audit of the valuation of the convertible notes payable and attached warrants included, but was not limited to, the following procedures:

●	understanding of controls relating to the loan raised;

●	examining original and amended convertible note and warrants agreements;

●	reviewing management’s assumptions used in the valuation of the note, warrants and related interest and fee;

●	reviewing management’s reasoning for treating the debt modification as extinguishment of a note payable;

●	obtaining technical guidance from third party experts on the accounting treatment;

●	reviewing management’s assumptions for accounting treatment of the whole transaction;

●	evaluating the adequacy of the Company’s disclosures relating to the loan raised from related party;

/s/ Ankit Consulting Services, Inc.

We have served as the Company’s auditor since September 2017.

Rancho Santa Margarita, California

June 23, 2023

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of March 31, 2023	As of March 31, 2022

ASSETS
Current Assets
Cash and cash equivalents	$2,994,885	$17,023,266
Trade accounts receivable, net	273,674	1,682,958
Income taxes receivable	-	300,000
Inventory, net	1,636,120	4,374,236
Other current assets, net	527,827	3,511,282
Total Current Assets	5,432,506	26,891,742
Property and equipment, net	9,270,193	9,585,141
Right-of-use assets, net	448,240	593,389
Deferred income taxes, net	-	81,205
Investment in unconsolidated entities, net	206,231	5,063,940
Intangible assets	545,372	688,670
Other assets	1,177,173	260,637
TOTAL ASSETS	$17,079,715	$43,164,724

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Accounts payable	1,028,510	$985,139
Accrued and other current liabilities	2,632,770	3,079,782
Accrued sales commission payable	2,357,643	3,745,481
Employee stock warrants liability	148,267	452,050
State and local taxes payable	1,446,503	1,339,366
Note payable, related party, net of unamortized debt discount and unamortized deferred loan cost of $202,779 as of March 31, 2023 and $0 as of March 31, 2022	6,922,043	-
Convertible notes payable, related parties, net of unamortized debt discount and unamortized deferred loan cost of $2,172,914 as of March 31, 2023, and $20,151,230 as of March 31, 2022	24,827,086	9,898,770
Total Current Liabilities	39,362,822	19,500,588
Settlement liability, long term portion	-	373,677
Lease liability, long-term	440,478	461,515
TOTAL LIABILITIES	39,803,300	20,335,780
Commitments and contingencies	-	-
Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value, 200,000,000 shares authorized:
Series A convertible preferred stock, $0.0001 par value, 100,000,000 shares designated, 3,100,000 shares issued and outstanding as of March 31, 2023 and March 31, 2022	310	310
Series B convertible preferred stock, $0.0001 par value, 10,000,000 shares designated, no shares issued and outstanding	-	-
Series C convertible preferred stock, $0.0001 par value, 10,000,000 shares designated, 3,220,000 shares issued and outstanding at March 31, 2023 and March 31, 2022	322	322
Class A common stock, $0.0001 par value, 1,990,000,000 shares authorized, 347,451,880 shares and 288,923,969 shares issued and outstanding as of March 31, 2023 and March 31, 2022, respectively	34,745	28,892
Class B common stock, $0.0001 par value, 10,000,000 shares designated, no shares issued and outstanding	-	-
Treasury Stock, 26,091,136 shares, at cost	(626,187)	-
Additional paid in capital	84,619,762	80,738,719
Shares to be issued	12,146	12,146
Accumulated deficit	(106,456,378)	(57,886,336)
Accumulated other comprehensive loss	(308,305)	(65,109)
Total Stockholders’ (Deficit) Equity	(22,723,585)	22,828,944
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$17,079,715	$43,164,724

The accompanying notes are an integral part of these consolidated financial statements.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Fiscal Year Ended March 31,
	2023	2022
Net sales	$16,102,136	$34,424,314
Cost of goods sold	6,845,466	10,801,871
Gross profit	9,256,670	23,622,443
Operating expenses
Selling and marketing expenses	6,989,660	17,239,655
General and administrative expenses	17,081,915	19,714,963
Total operating expenses	24,071,575	36,954,618
Operating loss	(14,814,905)	(13,332,175)
Other income (expense):
Interest expense, net	(13,212,583)	(12,204,444)
Gain on employee warrants liability	173,432	2,511,350
Gain on extinguishment of debt	-	1,040,400
Impairment loss on assets	-	(1,610,523)
Unrealized gain (loss) on investment	(5,018,735)	3,663,940
Realized loss on investment in marketable securities	(4,920,556)	-
Other non-operating income (expense), net	108,184	(211,035)
Total other expense, net	(22,870,258)	(6,810,312)
Loss before income taxes	(37,685,163)	(20,142,487)
Income tax benefit	-	(3,035,990)
Net loss	$(37,685,163)	$(17,106,497)

Other comprehensive loss (net of tax):
Currency translation adjustments	(243,196)	(65,109)
Total other comprehensive loss	(243,196)	(65,109)
Comprehensive loss	$(37,928,359)	$(17,171,606)

Loss per share:
Basic	$(0.14)	$(0.08)
Diluted	$(0.14)	$(0.08)

Weighted average shares:
Basic	274,108,025	206,211,711
Diluted	274,108,025	206,211,711

The accompanying notes are an integral part of these consolidated financial statements.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Years Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37,685,163)	(17,106,497)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	726,666	655,267
Stock-based compensation	(194,004)	(2,120,111)
Deferred income taxes	-	(1,038,359)
Loss on disposal of property	25,053	-
Amortization of debt discount	10,877,730	12,231,501
Amortization of prepaid consulting fees	2,867,123	-
Gain on extinguishment of debt	(324,229)	(1,040,400)
Impairment loss on assets	-	2,331,554
Bad debt expense	162,392	-
Loss (gain) on investments and other assets	9,939,290	(3,663,940)
Non-cash consulting expense	-	632,877
Provision for obsolete inventory	1,788,999	635,137
Changes in operating assets and liabilities:
Accounts receivable	1,560,481	(163,599)
Inventory	1,152,522	(2,579,581)
Other current assets	(97,073)	1,098,003
Other assets	-	(459)
Accounts payable	808,008	(304,637)
Income taxes payable	385,013	(2,110,592)
Lease liability	25,224	(19,073)
Accrued and other liabilities	(1,043,420)	(2,663,745)
Net Cash Used in Operating Activities	$(9,025,388)	$(15,226,654)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property and equipment	(1,196,406)	(9,331,967)
Payments upon issuance of notes receivable	(313,592)	(579,790)
Purchase of marketable securities, net	(4,920,096)	-
Collection of notes receivable	-	5,000
Cash paid for acquisition of non-consolidated interests	(400,000)	(2,937,000)
Net Cash Used in Investing Activities	(6,830,094)	(12,843,757)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from issuance of promissory notes	10,922,329	30,000,000
Repayments of borrowings under promissory notes	(4,611,342)	(100,000)
Refinance of notes payable	(3,270,000)	-
Payment in connection with litigation settlement	(1,043,645)	-
Repayment of convertible note payable	(78,636)
Proceeds from issuance of common stock	-	3,078,607
Net Cash Provided by Financing Activities	1,918,706	32,978,607

IMPACT OF CURRENCY RATE CHANGES ON CASH	(91,605)	(29,339)
Decrease in cash and cash equivalents	(14,028,381)	4,878,857
Cash and cash equivalents, beginning of fiscal year	17,023,266	12,144,409
Cash and cash equivalents, end of fiscal year	$2,994,885	$17,023,266

Supplemental cash flow information
Cash paid for interest	$1,708,409	$52,541
Cash paid for income taxes	$9,525	$47,489

Supplemental disclosure of non-cash investing and financing activities:
Debt modification	$10,363,126	$-
Common stock issued to settle accrued interest payable	$552,000	$-
Common stock issued to settle management fees payable	$700,000	$-
Related party loan fees, consulting fees, and interest obligations settled with shares of common stock	$-	$8,900,000
Right-of-use assets obtained in exchange for operating lease liability	$-	$523,998
Investment origination fee collected in shares of investee stock	$-	$500,000

The accompanying notes are an integral part of these consolidated financial statements.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

For the Fiscal Years Ended March 31, 2023 and 2022

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional		Shares			Accumulated Other
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Paid In Capital	Subscription Receivable	to be Issued	Treasury Stock	Accumulated Deficit	Comprehensive Loss	Total
Balance – March 31, 2021	5,100,000	$510	-	$-	3,230,000	$323	160,100,769	$16,010	$43,757,768	$-	$12,146	$-	$(37,627,718)	$-	$6,159,039
Common stock issued for cash	-	-	-	-	-	-	50,000,000	5,000	5,245,000	-	-	-	(2,250,000)	-	3,000,000
Common stock issued for deferred financing costs and prepaid interest on debt	-	-	-	-	-	-	27,000,000	2,700	6,477,300	-	-	-	(1,080,000)	-	5,400,000
Conversions or retirements of preferred stock	(2,000,000)	(200)	-	-	(10,000)	(1)	10,000	1	200	-	-	-	-	-	-
Issuance of debt with beneficial conversion feature and in-the-money stock warrant, net of tax	-	-	-	-	-	-	-	-	21,330,000	-	-	-	-	-	21,330,000
Expiration of common stock puts	-	-	-	-	-	-	-	-	-	-	-	-	177,879	-	177,879
Stock-based compensation expense	-	-	-	-	-	-	-	-	3,780,000	-	-	-	-	-	3,780,000
Stock warrants exercised	-	-	-	-	-	-	51,813,200	5,181	148,451	-	-	-	-	-	153,632
Currency translation adjustments	-	-	-	-	-	-	-	-	-	-	-	-	-	(65,109)	(65,109)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(17,106,497)	-	(17,106,497)
Balance– March 31, 2022	3,100,000	$310	-	$-	3,220,000	$322	288,923,969	$28,892	$80,738,719	$-	$12,146	$-	$(57,886,336)	$(65,109)	$22,828,944

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Class A and Class B Common Stock		Additional	Shares			Accumulated Other
	Number of	Par	Number of	Par	Number of	Par	Number of	Par	Paid in	to be	Treasury	Accumulated	Comprehensive
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Issued	Stock	Deficit	Loss	Total
Balance – March 31, 2022	3,100,000	$310	-	$-	3,220,000	$322	288,923,969	$28,892	$80,738,719	$12,146	-	$(57,886,336)	$(65,109)	$22,828,944
Refinancing of debt and detachable warrants	-	-	-	-	-	-	-	-	2,029,454	-		-	-	2,029,454

Repurchase of shares of Common Stock		-		-	-	-	(26,091,136)	(2,609)	(23,482)		(626,187)		-	(652,278)
Common Stock issued for debt modification							14,854,159	1,485	307,206			(10,671,817)		(10,363,126)
Common stock issued to settle management fees payable							33,333,333	3,333	696,667			-		700,000
Common stock issued to settle accrued interest payable							26,285,714	2,629	549,371					552,000
Common stock issued upon cancellation of stock warrants							10,145,841	1,015	212,047			(213,062)		-
Stock based compensation award (stock warrants)									109,780					109,780
Currency translation adjustments	-	-	-	-	-	-	-	-	-	-	-	-	(243,196)	(243,196)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(37,685,163)	-	(37,685,163)
Balance – March 31, 2023	3,100,000	$310	-	$-	3,220,000	$322	347,451,880	$34,745	$84,619,762	$12,146	(626,187)	$(106,456,378)	$(308,305)	$(22,723,585)

The accompanying notes are an integral part of these consolidated financial statements.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS

Sharing Services Global Corporation (“Sharing Services”) and its subsidiaries (collectively, the “Company”) aim to build shareholder value by developing or investing in innovative emerging businesses and technologies that augment the Company’s products and services portfolio, business competencies, and geographic reach. The Company was incorporated in the State of Nevada in April 2015; its main business activities include:

Sale of Health and Wellness Products - The Company markets its health and wellness products primarily through an independent sales force, using a direct selling business model under the proprietary brand “The Happy Co.” Currently, The Happy Co. TM markets and distributes its health and wellness products primarily in the United States (the “U.S.”) and Canada. Sales of health and wellness products accounted for approximately 99% and 93% of the Company’s consolidated net sales during the fiscal year ended March 31, 2023, and 2022,

Sale of Member-Based Travel Services - Through its subsidiary, Hapi Travel Destinations, the Company established a subscription-based travel services business under the proprietary brand MyTravelVentures (“MTV”) in May 2022. MTV provides entrepreneurial opportunities to its subscribers by capitalizing on both the direct selling model and the retail travel business model. The MTV services are designed to offer discount for travel relating to airfare, cruises, hotels, resorts, time shares and rental cars for destinations throughout the world for people of all ages, demographics, and economic backgrounds.

In August 2021, Sharing Services and Hapi Café, Inc, a company affiliated with Heng Fai Ambrose Chan, a Director of the Company, entered into a Master Franchise Agreement (the “MFA”) pursuant to which Sharing Services acquired the exclusive franchise rights in North America to the brand “Hapi Café.” Under the terms of the MFA, Sharing Services, directly or through its subsidiaries, has the right to operate no less than five (5) corporate-owned stores and can offer to the public sub-franchise rights to own and operate other stores, subject to the terms and conditions contained in the MFA. In light of the challenges and business opportunities presented by the COVID pandemic, the Company is refining its operating and related business plan to open up Hapi Café in Plano, Dallas and the New York City.

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

Corporate Name Change

Sharing Services was originally incorporated under the name Sharing Services, Inc. In January 2019, Sharing Services, Inc. changed its corporate name to Sharing Services Global Corporation to better reflect the Company’s strategic intent to grow its business globally. In connection with the name change, the Company adopted the trading symbol SHRG effective April 4, 2019. Prior to this the Company’s Common Stock traded under the symbol SHRV.

NOTE 2- GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and settle its liabilities in the ordinary course of business for the foreseeable future. The Company has experienced a significant decline in consolidated sales and earnings during the most recent three years. For the fiscal years ended March 31, 2023 and 2022, consolidated net sales were approximately $16.1 million and $34.4 million, respectively, and net loss was approximately $37.7 million and $17.1 million, respectively. In addition, as of March 31, 2023, and 2022, accumulated deficit was approximately $106.5 million and $57.9 million, respectively.

Historically, the Company has funded its working capital needs primarily with capital transactions and with secured and unsecured debt, including the issuance of convertible notes and borrowings under short-term financing arrangements. The Company intends to continue to raise capital and use secured and unsecured debt, including the issuance of convertible notes and borrowings under short-term financing arrangements, from time to time in the future as needed to fund its working capital needs and strategic acquisitions.

In the past eighteen months, the Company has initiated several business initiatives intended to stabilize its sales levels, to drive long-term sales growth, and to create positive cash flows from operations, including by implementing stricter fiscal controls over operating costs and expenditures. The Company believes it will be able to fund its working capital needs for the next 12 months with: (a) cash and cash equivalents, as of March 31, 2023, of $3.0 million, (b) secured and unsecured borrowings, including the issuance of convertible notes and borrowings under short-term financing arrangements, (c) capital transactions, and (d) cash from operations. However, there can be no assurance about the future success of the Company’s growth and cost control initiatives or about the Company’s ability to raise sufficient capital and to issue sufficient secured and unsecured debt, including the issuance of convertible notes and borrowings under short-term financing arrangements, in the future to fund its working capital needs.

These matters raise reasonable doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to the prior year’s data to conform with the current year’s presentation.

Use of Estimates and Assumptions

The preparation of financial statements in accordance with GAAP requires the use of judgment and requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures about contingent assets and liabilities, if any. Matters that require the use of estimates and assumptions include, among others: the recoverability of accounts and notes receivable, the valuation of inventory, the useful lives of fixed assets, the assessment of long-lived assets for impairment, the nature and timing of satisfaction of multiple performance obligations resulting from contracts with customers, the allocation of the transaction price to multiple performance obligations in a sales transaction, the measurement and recognition of right-of-use assets and related lease liabilities, the valuation of share-based compensation awards, the provision for income taxes, the measurement and recognition of uncertain tax positions, the valuation of long-term debt covenants, and the valuation of loss contingencies, if any. Actual results may differ from these estimates in amounts that may be material to our consolidated financial statements. We believe that the estimates and assumptions used in the preparation of our consolidated financial statements are reasonable.

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents include recent customer remittances deposited with our merchant processors at the balance sheet date, which generally settle within 24 to 72 hours. As of March 31, 2023, and 2022, cash and cash equivalents included cash held by our merchant processors of approximately $0.5 million and $3.3 million, respectively. In addition, as of March 31, 2023, and 2022, cash and cash equivalents held in bank accounts in foreign countries in the ordinary course of business were approximately $1.3 million and $1.4 million, respectively. Amounts held by our merchant processor or held in bank accounts located in foreign countries are generally not insured by any federal agency.

Accounts Receivable and Allowance for Doubtful Accounts

As of March 31, 2023, and 2022, accounts receivable was approximately $0.3 million and $1.7 million, respectively, including amounts due from one merchant processor of approximately $0.0 million and $1.5 million, respectively. On a quarterly basis, the Company evaluates the collectability of its accounts receivable and reviews current economic trends and its historical collection data to determine the adequacy of its allowance for doubtful accounts, if any, based on its historical collection data and current information. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2023, the allowance for doubtful accounts was $71,167. As of March 31, 2022, the Company determined that no allowance was necessary.

Inventory and Cost of Goods Sold

Inventory consists of products held for sale in the normal course of our business. Inventory is stated at the lower of cost, determined using the first-in, first-out (“FIFO”) method, or net realizable value. Inventory cost reflects direct product costs and certain shipping and handling costs, such as in-bound freight. When estimating the net realizable value of inventory, we consider several factors including estimates of future demand for the product, historical turn-over rates, the age and sales history of the inventory, and historic and anticipated changes in our product offerings. See Note 7 – “INVENTORIES” below for more information.

Physical inventory counts are performed at all facilities on a quarterly basis. Between physical counts, management estimates inventory shrinkage based on the Company’s historical experience. The Company periodically assesses the realizability of its inventory based on evaluation of its inventory levels against historical and anticipated sales. During the fiscal year ended March 31, 2023, and 2022, the Company recognized a provision for inventory losses of $1.8 million and $635,137, respectively, in connection with health and wellness products that were either damaged, expired, or slow-moving, based on the Company’s historical and anticipated sales. The Company reports its provisions for inventory losses in cost of goods sold in its consolidated statements of operations.

Cost of goods sold includes actual product costs, vendor rebates and allowances, if any, inventory shrinkage and certain shipping and handling costs, such as in-bound freight, associated with product sold. All other shipping and handling costs, including the cost to ship products to customers, are included in selling and marketing expenses in our consolidated statements of operations when incurred.

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

During the fiscal year ended March 31, 2022, a subsidiary of the Company introduced a Customer Loyalty Program which enables customers to earn points in a purchase transaction or through other means. The points are not redeemable for cash or product. Upon reaching 1,500 points, a customer may redeem the points and receive a $10 loyalty rewards card or certificate, that may be used when purchasing a product. Points and loyalty rewards cards or certificates expire one year for the issuance date. However, points, loyalty rewards cards, and certificates are forfeited if the customer fails to remain active for a period of 90-days. The Company allocates a portion of the sales transaction price to each of its performance obligations therein, including points earned, and deferred revenue recognition until the earlier of (a) redemption or expiration of the rights conferred by the points or (b) the date when it is not probable the points will be redeemed (for example, because the holder is no longer an active customer).

As of March 31, 2023 and 2022, deferred revenue associated with product invoiced but not received by customers at the balance sheet date was $113,896 and $344,071, respectively; deferred sales revenue associated with unfulfilled performance obligations for services offered on a subscription basis was $80,528 and $70,968, respectively; deferred sales revenue associated with unfulfilled performance obligations for customers’ right of return was $26,894 and $63,890, respectively; and deferred sales revenue associated with customer loyalty points outstanding was $25,493 and $68,287, respectively. Deferred sales revenue is expected to be recognized over one year.

During the fiscal years ended March 31, 2023 and 2022, no individual customer, or related group of customers, represents 10% or more of our consolidated net sales.

During the fiscal year ended March 31, 2023, approximately 63% of consolidated net sales were to consumers and approximately 37% of net sales were to independent distributors. During the fiscal year ended March 31, 2022, approximately 66% of consolidated net sales were to consumers and approximately 34% of net sales were to independent distributors.

During the fiscal year ended March 31, 2023, and 2022, approximately 91% and 87%, respectively, of our consolidated net sales are to customers and independent distributors located in the U.S. (based on the customer’s shipping address). No other country represented more than 10% of total sales.

During the fiscal years ended March 31, 2023 and 2022, approximately 99% and 93%, respectively, of the Company’s net sales are from health and wellness products. During the fiscal years ended March 31, 2023 and 2022, our ten top selling products represent approximately 49% and 50%, respectively, of our consolidated net sales.

During the fiscal year ended March 31, 2023, and 2022, product purchases from one U.S.-based supplier accounted for approximately 92% and 64%, respectively, of total product purchases. In addition, during the fiscal years ended March 31, 2023 and 2022, 0% and 33%, respectively, of total product purchases, were from one third-party supplier located in South Korea.

Sales Commissions

The Company recognizes sales commission expense when incurred. In the fiscal year ended March 31, 2023, and 2022, sales commission expense was approximately $5.8 million and $16.3 million, respectively, and is included in selling and marketing expenses in our consolidated statements of operations. The Company measures and recognizes sales commission expense based on the Company’s Distributor Compensation Plan. The Company’s independent distributors can earn commissions when they sell Company products to retail customers or to their downline independent distributors. Additionally, they can earn commissions when their personally sponsored distributors (or downline) sell products to end users. There is no limit as to the number of personally enrolled distributors or retail customers that an independent distributor may have and earned compensation for.

Share-Based Payments

The Company accounts for stock-based compensation awards to its directors, officers, and employees in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). The Company, through a subsidiary, has multi-year employment agreements with certain employees. In general, each employment agreement contains (a) an Initial Warrant that vested immediately and is exercisable at a fixed exercise price and (b) Subsequent Warrants that vest over time and are exercisable at an exercise price calculated by multiplying a specified discount rate by the 10-day average stock price determined at the time of exercise. Generally, a Subsequent Warrants tranche vests in full at each anniversary of the employment agreement effective date, during the contractual term of employment. See Note 18 – “STOCK-BASED COMPENSATION” for more information.

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

In the fiscal year ended March 31, 2023, expense recognized in connection with stock-based compensation awards was $160,225, including: (a) compensatory expense of $13,207 and (b) income associated with the subsequent measure of fully vested awards (see preceding paragraph) of $173,432. In the fiscal year ended March 31, 2022, income recognized in connection with stock-based compensation awards was approximately $2.3 million, including: (a) compensatory expense of $186,264 and (b) income associated with the subsequent measure of fully vested awards (see preceding paragraph) of approximately $2.5 million.

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

Foreign Currency

During the fiscal year ended March 31, 2023, and 2022, approximately 93% and 87%, respectively, of our consolidated net sales are denominated in U.S. Dollars. During the fiscal year ended March 31, 2023, and 2022, sales denominated in no other currency accounted for 10% or more of net sales.

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

In 2021, through its wholly owned subsidiary, the Company commenced operations in the Republic of Korea (South Korea). The following exchange rates between the South Korean Won and the U.S. Dollar (“USD”) were used to translate the Company’s Korean operation’s financial statements:

	South Korean Won per 1 USD
	2023	2022
Exchange rate as of March 31st	1,302.31	1,212.99
Average exchange rate for the fiscal year then ended	1,309.20	1,167.39

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

The Company recognizes a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in its tax returns, unless the weight of available evidence indicates it is more-likely-than-not that the tax position will be sustained on audit, including resolution through available appeals processes. We measure the tax position as the largest amount which is more-likely-than-not of being realized. The Company considers many factors when evaluating and estimating the Company’s tax positions, which may require periodic adjustments when new facts and circumstances become known. See Note 15 – “INCOME TAXES” for more information about the Company’s accounting for income taxes.

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

Segment Reporting

The Company follows ASC Topic 280, Segment Reporting. The Company’s management reviews the Company’s consolidated financial results when making decisions about allocating resources and assessing the performance of the Company as a whole and has determined that the Company’s reportable segments are: (a) the sale of health and wellness products, and (b) the sale of member-based travel services. See Note 20 – “BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION” for more information about the Company’s reportable segments.

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

NOTE 4 – FAIR VALUE MEASUREMENTS

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

The Company measures and discloses the fair value of its financial instruments under the provisions of ASC Topic 820 – Fair Value Measurement, as amended (“ASC 820”). The Company defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level hierarchy for measuring fair value and requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There were no transfers between the levels of the fair value hierarchy during the periods covered by the accompanying consolidated financial statements.

Consistent with the valuation hierarchy contained in ASC 820, we categorized certain of our financial assets and liabilities as follows:

	As of March 31, 2023
	Total	Level 1	Level 2	Level 3
Assets
Investment in unconsolidated entities	$206,231	$-	$-	$206,231
Total assets	$206,231	$-	$-	$206,231
Liabilities

Notes payable	$24,827,086	$-	$24,827,086	-
Total liabilities	$24,827,086	$-	$24,827,086	$-

	As of March 31, 2022
	Total	Level 1		Level 2		Level 3
Assets
Investment in unconsolidated entities	$5,063,940	$		$		$5,063,940
Total assets	$5,063,940	$		$		$5,063,940
Liabilities
Convertible notes payable	$5,840,000		$-		$5,790,000	$50,000
Total liabilities	$5,840,000		$-		$5,790,000	$50,000

Certain of the Company’s investments in unconsolidated entities are valued for purposes of this disclosure using unobservable inputs, since there are no observable market transactions for such investments. The fair value of notes receivable approximates the carrying value due to the short-term nature of the note. See Note 6 below for more information about our notes receivable.

As of March 31, 2023, notes payable (including current maturities) are reported in our consolidated financial statements at amortized cost of $27.0 million, less unamortized debt discount and deferred financing costs, in the aggregate, of approximately $2.2 million. As of March 31, 2022, convertible notes payable (including current maturities) are reported in our consolidated financial statements at amortized cost of approximately $30.1 million, less unamortized debt discount of approximately $20.2 million. Notes payable and certain convertible notes payable are valued for purposes of this disclosure using discounted cash flows and observable interest rates whenever available. See Notes 10 and 12 below for more information about our notes and convertible notes payable.

NOTE 5 – LOSS PER SHARE

The Company calculates basic loss per share by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share is calculated similarly but reflects the potential impact of shares issuable upon the conversion or exercise of our outstanding convertible Preferred Stock, convertible notes payable, stock warrants and other commitments to issue Common Stock, except where the impact would be anti-dilutive, as defined in GAAP.

The following table sets forth the computations of basic and diluted earnings (loss) per share for the periods indicated:

	Fiscal Year Ended March 31,
	2023	2022
Net loss	$(37,685,163)	$(17,106,497)

Weighted average basic and diluted shares	274,108,025	206,211,711
Loss per share:
Basic and diluted	$(0.14)	$(0.08)

The following potentially dilutive securities and instruments were outstanding on the dates indicated, but excluded from the table above because their impact would be anti-dilutive:

	As of March 31,
	2023	2022
Convertible notes payable	663,546,451	158,403,141
Stock warrants	669,010,148	68,475,290
Convertible Preferred Stock	6,320,000	7,307,589
Total potential incremental shares	1,338,876,599	234,186,020

NOTE 6 – NOTES RECEIVABLE, NET

In January 2021, the Company, through a wholly owned subsidiary, and 1044Pro, LLC (“1044Pro”) entered into a Funding Agreement pursuant to which the Company agreed to provide 1044Pro loans under a $250,000 revolving credit line. In December 2021, the parties to the Funding Agreement entered into a modification to the Funding Agreement pursuant to which the parties agreed to increase the amount of the revolving credit line to $310,000. Borrowings under the credit line, as amended, are payable in monthly installments in amounts determined in relation to the amount of each cash advance. In connection with the Funding Agreement, the Company acquired a 10% equity interest in 1044Pro and a security interest in 1044Pro’s cash receipts and in substantially all 104Pro’s assets.

On January 26, 2022, the parties to the Funding Agreement discussed in the preceding paragraph entered into a new Loan Agreement (“Revolving Promissory Note”) pursuant to which the Company agreed to loan to 1044Pro up to an additional $250,000, of which $125,000 was funded immediately. Borrowings under the Revolving Credit Note bear interest at 10%, are payable in full on or before July 26, 2023, and are secured by a security interest in substantially all 1044Pro’s assets and a security interest in 50% of 1044Pro’s members’ interest. Borrowings under the Loan Agreement are further secured by a personal guaranty executed by a member of 1044Pro.

On August 29, 2022, the Company and 1044Pro entered into an agreement to modify the Revolving Promissory Note dated January 26, 2022. In accordance with the amendment, the Company agreed to lend $125,000 to 1044 for a 20% membership interest in 1044Pro. The loan is secured by the assets of 1044Pro as well as by a personal guaranty executed by a member of 1044Pro.

On January 14, 2022, the Company and MojiLife, LLC (“MojiLife”), an unconsolidated subsidiary of the Company, entered into a loan agreement pursuant to which the Company agreed to provide to MojiLife a loan in the amount of $150,000. Borrowings are payable in equal monthly installment of $8,333 and are due in full on July 14, 2023.

On a quarterly basis, the Company evaluates the collectability of its notes receivable and reviews current economic trends and its historical collection data to determine the adequacy of its allowance for impairment losses based on its historical collection data and other relevant information. An estimate for impairment losses is recognized when collection of the full amount is no longer probable. Note receivable balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Notes receivable consist of the following:

	As of March 31,
	2023	2022
1044Pro	$666,875	$436,520
MojiLife	233,237	150,000
Other	15,000	15,000
Subtotal	915,112	601,520
Allowance for impairment losses	(915,112)	(601,520)
	$-	$-

The following table reflects the activity in the allowance for impairment losses for the periods presented:

	Fiscal Year Ended March 31,
	2023	2022
Balance at beginning of fiscal year	$601,520	$114,599
Provision for estimated impairment losses	313,592	491,921
Write-offs and recoveries	-	(5,000)
Balance at end of fiscal year	$915,112	$601,520

NOTE 7 – INVENTORY, NET

Inventory consists of the following:

	As of March 31,
	2023	2022
Finished Goods	$2,517,046	$4,482,291
Allowance for obsolescence	(880,926)	(108,055)
	$1,636,120	$4,374,236

The decrease in finished goods as of March 31, 2023, compared to as of March 31, 2022, reflects the decline in sales volume for the Company.

The following table reflects the activity in the allowance for inventory obsolescence for the periods presented:

	Fiscal Year Ended March 31,
	2023	2022
Balance at beginning of fiscal year	$108,055	$85,058
Provision for estimated obsolescence	1,788,999	635,137
Write-offs and recoveries	(1,016,128)	(612,140)
Balance at end of fiscal year	$880,926	$108,055

NOTE 8 – OTHER CURRENT ASSETS, NET

Other current assets consist of the following:

	As of March 31,
	2023	2022
Prepaid consulting fees, related party	$-	$2,867,123
Inventory-related deposits	288,649	384,477
Accounts receivable, related parties	167,578	-
Prepaid insurance and other operational expenses	105,652	201,275
Deposits for sales events	120,614	222,540
Right to recover asset	20,975	15,632
Subtotal	703,468	3,691,047
Allowance for losses	(175,641)	(179,765
	$527,827	$3,511,282

Prepaid consulting fees represent the fair value on the grant date of stock warrants issued to DSS in January 2022 for consulting services to be rendered over a year from the issue date (see Note 16, “RELATED PARTY TRANSACTIONS” for more information). On February 3, 2023, the Company mutually agreed with DSS to enter into a Letter Agreement (the “DSS Letter Agreement”), pursuant to which the Company and DSS have agreed to terminate and release all obligations of the Consulting Agreement effective as of December 31, 2022. In accordance with the DSS Letter Agreement, the Company also agreed to issue 33,333,333 shares of the Company’s Common Stock in lieu of cash payment to satisfy the accrued and unpaid service fees equal to $700,000 owed to DSS under the Consulting Agreement.

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

NOTE 9 – PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	As of March 31,
	2023	2022
Building and building improvements	$8,952,555	$8,976,878
Computer software	1,024,274	875,925
Furniture and fixtures	237,042	237,045
Computer equipment	220,264	223,424
Leasehold improvements and other	394,306	263,208
Total property and equipment	10,828,441	10,576,480
Impairment of property and equipment	-	(100,165)
Accumulated depreciation and amortization	(1,558,248)	(891,174)
	$9,270,193	$9,585,141

Depreciation and amortization expense in connection with the Company’s property and equipment for the fiscal year ended March 31, 2023, and 2022 was $583,369 and $534,371, respectively. During the fiscal year ended March 31, 2022, the Company recognized an impairment loss of $100,165 in connection with its formal plans to reorganize its Korean operations.

In December 2021, the Company, through as subsidiary, purchased an office building in Lindon, Utah for $8,942,640, including $3,675,000 allocated to land. The capitalized costs include legal and other professional fees incurred directly in connection with the purchase of the property. On June 15, 2022, the Company and American Pacific Bancorp, Inc. (“APB”) entered a Loan Agreement pursuant to which APB loaned to the Company approximately $5.7 million. The loan is secured by a first mortgage interest on the Lindon, Utah building. See NOTE 16, “RELATED PARTY TRANSACTIONS” for more information.

NOTE 10 – INVESTMENT IN UNCONSOLIDATED ENTITIES, NET

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

The Company carries its investment in the Convertible Note, the GNTW Warrant and the shares of GNTW common stock at fair value in accordance with U.S. GAAP. During the fiscal year ended March 31, 2022, the Company recognized unrealized gains, before income tax, of $3.7 million in connection with its investment in the Convertible Note, the GNTW Warrant and the shares of GNTW common stock. During the fiscal year end March 31, 2023, the Company recognized unrealized losses, before income tax, of $4.9 million in connection with its investment in the Convertible Note, the GNTW Warrant and the shares of GNTW common stock.

In September 2021, the Company entered into a Membership Unit Purchase Agreement pursuant to which the Company acquired a 30.75% equity interest in MojiLife, a limited liability company organized in the State of Utah, in exchange for $1,537,000. MojiLife is an emerging growth distributor of technology-based consumer products, such as cordless scent diffusers, for the home and the car, as well as proprietary home cleaning products and accessories.

Investment in unconsolidated entities consists of the following:

	As of March 31,
	2023	2022
Investment in detachable GNTW stock warrant	$143,641	$3,570,000
Investment in GNTW common stock	18,300	393,141
Investment in Stemtech convertible note	44,290	1,100,799
Investment in MojiLife	1,537,000	1,537,000
Subtotal	1,743,231	6,600,940-
Allowance for impairment losses	(1,537,000)	(1,537,000)
	$206,231	$5,063,940

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

The following table reflects the activity in the allowance for impairment losses for the periods presented:

	Fiscal Year Ended March 31,
	2023	2022
Balance at beginning of fiscal year	$1,537,000	$-
Provision for estimated impairment losses		1,537,000
Balance at end of fiscal year	$1,537,000	$1,537,000

NOTE 11 – NOTES PAYABLE

Notes payables consist of the following:

	As of March 31,
	2023	2022
American Pacific Bancorp, Inc. – Linden building	$5,594,253	$-
American Pacific Bancorp, Inc. – Revolving Note	1,530,569	-
Unamortized discount and deferred financing costs	(202,779)	-
	$6,922,043	$-

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

On June 15, 2022, Linden Real Estate Holdings, LLC, a wholly owned subsidiary of the Company, American Pacific Bancorp, Inc. (“APB”), and the Company entered into a Loan Agreement pursuant to which APB loaned the Company approximately $5.7 million. The loan bears interest at the annual rate of 8%, matures on June 1, 2024, and is secured by a first mortgage interest on the Company’s Lindon, Utah office building. In connection with this loan, the Company received net proceeds of $5,522,829 from APB on June 17, 2022. APB is a subsidiary of DSS. Heng Fai Ambrose Chan, Frank D. Heuszel and John “JT” Thatch, each a Director of the Company, also serve on the Board of Directors of DSS, and Messrs. Chan and Heuszel also serve on the Board of Directors of APB. Monthly payments of principal and interest in the amount of $43,897 have been made since July 1, 2022, and are payable on the same date of each month thereafter. The Company paid $418,323 in principal and interest related to the loan for the twelve months ended March 31, 2023.

On August 11, 2022, the Company executed a revolving credit promissory note with APB (“the APB Revolving Note”) pursuant to which the Company has access to advances with a maximum principal balance not to exceed the principal sum of $10 million. The APB Revolving Note included origination fees of $600,000. The Note is collateralized by the assets of the Company, and it bears interest at the annual rate of 8% and such interest shall be due and payable quarterly. Interest payments on the loan are due and payable on the last day of each consecutive third calendar month until the maturity date of August 12, 2024. As of March 31, 2023, the Company had $1.5 million outstanding under the APB Revolving Note and accrued interest of $54,384.

NOTE 12 – ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consist of the following:

	As of March 31,
	2023	2022
Deferred sales revenues	$246,811	$547,217
Liability associated with uncertain tax positions	925,795	921,987
Accrued interest payable	536,123	26,926
Payroll and employee benefits	329,762	478,360
Settlement liability, current portion	-	341,919
Lease liability, current portion	41,385	134,578
Other accruals	552,894	628,795
	$2,632,770	$3,079,782

Lease liability, current portion, represents obligations due withing one year under operating leases for office space, automobiles, and office equipment. See Note 14 – “LEASES” below for more information. Other accruals as of March 31, 2023, and 2022, includes accruals due to related parties and other operational accruals.

NOTE 13 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

	Maturity	Interest	Conversion Price	As of March 31,
Issuance Date	Date	Rate	(per share)	2023	2022
April 2021	April 2024	8%	$ N/A	$27,000,000	$30,000,000
October 2017	October 2022	12%	$0.15	-	50,000
Total convertible notes payable				27,000,000	30,050,000
Unamortized debt discount and deferred financing costs				(2,172,914)	(20,151,230)
Subtotal				24,827,086	9,898,770
Less: current portion of convertible notes payable				24,827,086	9,898,770
Long-term convertible notes payable				$-	$-

The Company’s convertible notes are convertible, at the option of the holder, into shares of the Company’s Common Stock at the conversion prices indicated above. The April 2018 convertible note was paid in full in March 2022.

In October 2017, Sharing Services issued a Convertible Promissory Note in the principal amount of $50,000 (the “Note”) to HWH International, Inc. (“HWH” or the “Holder”). HWH is affiliated with Heng Fai Ambrose Chan, who became a Director of the Company in April 2020. The Note is convertible into 333,333 shares of the Company’s Common Stock. Concurrent with issuance of the Note, the Company issued to HWH a detachable stock warrant to purchase up to an additional 333,333 shares of the Company’s Common Stock, at an exercise price of $0.15 per share. Under the terms of the Note and the detachable stock warrant, the Holder is entitled to certain financing rights. On August 9, 2022, HWH and the Company executed an agreement to settle the Note and cancel the related stock warrant for $78,635, which amount represents the principal plus accrued interest. The Company made the payment to HWH on August 9, 2022.

In April 2021, the Company and Decentralized Sharing Systems, Inc. (“DSSI”) entered into a Securities Purchase Agreement, pursuant to which the Company issued: (a) a Convertible Promissory Note in the principal amount of $30.0 million (the “2021 Note”) in favor of DSSI, and (b) a detachable Warrant to purchase up to 150,000,000 shares of the Company’s Class A Common Stock, at $0.22 per share, and DSSI loaned to the Company $30.0 million. DSSI, is a subsidiary of DSS, Inc. (formerly Document Security Systems, Inc.) (“DSS”), and, together with DSS, then a majority shareholder of the Company. Under the terms of the loan, the Company agreed to pay to DSSI a loan origination fee of $3.0 million, payable in shares of the Company’s Class A Common Stock, at the rate of $0.20 per share. In connection with the issuance of the 2021 Note and the detachable Warrant, the Company allocated $15.0 million of the net proceeds from the loan to the detachable Warrant, allocated $12.0 million of the net proceeds to the beneficial conversion feature embedded in the 2021 Note and recognized deferred financing costs of $3.0 million. During the fiscal year ended March 31, 2022, the Company issued 27,000,000 shares of its Class A Common Stock to DSSI, including 15,000,000 shares in payment of the loan origination fee discussed above and 12,000,000 shares in prepayment of interest for the first year. In connection therewith, the Company recognized a deemed dividend of $1,080,000 for the excess of the fair value of the shares issued over the amounts settled.

In June 2022, the Company and DSSI entered into a Securities Purchase Agreement (the “SPA”) pursuant to which the Company issued: (a) a Convertible Promissory Note in the principal amount of $27.0 million (the “2022 Note”) in favor of DSSI and (b) a detachable Warrant to purchase up to 818,181,819 shares of the Company’s Class A Common Stock (the “Warrant”), at $0.033 per share. At any time during the term of the 2022 Note, all or part of the Note was convertible into up to 818,181,819 shares of the Company’s Class A Common Stock, at the option of the holder. In connection with the SPA, DSSI surrendered to the Company all DSSI’s rights pursuant to: (a) the Convertible Promissory Note in the principal amount of $30.0 million discussed in the preceding paragraph, and (b) the detachable Warrant to purchase up to 150,000,000 shares of the Company’s Class A Common Stock discussed in the preceding paragraph. The Company recognized the transaction with DSSI as a debt extinguishment in accordance with GAAP. Since DSSI is a related party, the difference between the fair value of the new equity instruments and the carrying value of the retired equity instruments was recognized as a capital contribution of $2.0 million within additional paid-in capital in the Company’s consolidated financial statements.

In March 2023, the Company and DSSI entered into a Securities Exchange and Amendment Agreement pursuant to which the parties agreed to amend the 2022 Note by removing the conversion rights granted by the 2022 Note. The Company recognized the transaction with DSSI as a debt extinguishment in accordance with GAAP. Since DSSI is a related party, the difference between the fair value of the new equity instruments and the carrying value of the retired equity instruments was recognized as a deemed dividend of approximately $10.7 million on the Company’s consolidated financial statements.

In the fiscal year ended March 31, 2023, and 2022, interest expense associated with the Company’s convertible notes was approximately $2.2 million and $2.4 million, excluding amortization of debt discounts and deferred financing fees of approximately $10.0 million and $9.9 million, respectively. These amounts are included in interest expense, net, in our consolidated statements of operations.

NOTE 14 – LEASES

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

The following information pertains to the Company’s leases as of the balance sheet dates indicated:

		As of March 31,
Assets	Classification	2023	2022
Operating leases	Right-of-use assets, net	$448,240	$593,389
Total lease assets		$448,240	$593,389

Liabilities
Operating leases	Accrued and other current liabilities	$41,385	$134,578
Operating leases	Lease liability, long-term	440,478	461,515
Total lease liabilities		$481,863	$596,093

Expense pertaining to the Company’s leases for the periods indicated is as follows:

		Fiscal Year Ended March 31,
Lease cost	Classification	2023	2022
Operating lease cost	General and administrative expenses	$303,157	$585,015
Operating lease cost	Depreciation and amortization		-
Operating lease cost	Interest expense, net		-
Total lease cost		$303,157	$585,015

The Company’s lease liabilities are payable as follows:

Twelve months ending March 31,	Amount
2024	$97,977
2025	100,757
2026	103,536
2027	106,316
2028	109,095
Thereafter	196,441
Total remaining payments	714,122
Less imputed interest	232,259
Total lease liability	$481,863

NOTE 15 – INCOME TAXES

Our consolidated provision for (benefit from) income taxes is as follows:

	Fiscal Year Ended March 31,
	2023	2022
Current:
Federal	$-	$(2,098,199)
State and local	-	100,568
Foreign	-	-
Total current	-	(1,997,631)
Deferred:
Federal	-	(1,038,359)
State and local	-	-
Foreign	-	-
Total deferred	-	(1,038,359)
Total consolidated income tax benefit	$-	$(3,035,990)

Our consolidated effective income tax rate reconciliation is as follows:

	Fiscal Year Ended March 31,
	2023	2022
Federal statutory rate	21.0%	21.0%
State and local income taxes	-	(0.5)
Change in valuation allowance for NOL carry-forwards	(21.0)	(6.7)
Stock warrant transactions and other items	-	1.3
Effective income tax rate	-%	15.1%

Our deferred tax asset (liability) is as follows:

	As of March 31,
Deferred tax assets:	2023	2022
Share-based compensation	$928,525	$972,043
Accruals and reserves not currently deductible	2	649,113
Impairment of investments and inventory	661,050	660,904
Other	215,542	141,349
Total deferred tax assets	1,805,119	2,423,409
Less: valuation allowance	(1,805,119)	(2,342,204)
Total deferred tax assets, net	$-	$81,205

During the fiscal year ended March 31, 2023, and 2022, the Company recognized a valuation allowance of approximately $1.8 million and $2.3 million, respectively, connection with certain deferred tax assets because of significant uncertainty about the Company’s ability to generate sufficient earnings in the foreseeable future to realize such assets. During the fiscal year ended March 31, 2023, and 2022, the Company recognized, in the aggregate, $163,192 and $491,496, respectively, in deferred income tax benefits in connection with certain foreign start-up operations. In addition, during the fiscal year ended March 31, 2023, and 2022, the Company recognized a valuation allowance of $163,192 and $491,496, respectively, in connection with the associated deferred tax assets because these start-up operations do not yet have a history of profits.

The Company has adopted the comprehensive model for how an entity should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return, consistent with ASC 740. Accordingly, the Company recognizes the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position is measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. For the fiscal year ended March 31, 2023, and 2022, the Company had recognized a liability of $3,809 and $17,334, respectively, related to uncertain income tax positions, which is reported in other current liabilities. As of March 31, 2023, and 2022, the Company had unrecognized tax benefits of $925,786 and $921,977, respectively, that, if recognized, would impact the Company’s effective tax rate.

A reconciliation of the Company’s unrecognized tax benefits for the years indicated is as follows:

	Fiscal Year Ended March 31,
	2023	2022
Balance at beginning of fiscal year	$921,977	$904,643
Additions for tax positions related to the current year	3,809	17,334
Balance at end of fiscal year	$925,786	$921,977

The company recognizes interest and/or penalties related to uncertain tax positions in current income tax provision. For the year ended March 31, 2023, and 2022, the Company recognized interest and penalties, in the aggregate, of $0 and $121,790, respectively. Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase or decrease in the next twelve months due to uncertainties regarding timing and outcome of any examinations, the Company is evaluating alternatives that may impact the recognition of uncertain tax positions in the next twelve months.

The Company files consolidated federal income tax returns in the United States and files income tax returns in various state and foreign jurisdictions. As of March 31, 2023, the Company’s income tax returns for the following tax years remained subject to examination:

Tax Jurisdiction	Open Years
United States	2017 – 2022
Republic of Korea	2022
Other Countries	N/A

NOTE 16 – RELATED PARTY TRANSACTIONS

DSS, Inc., and Decentralized Sharing Systems, Inc.

In July 2020, the Company and Heng Fai Ambrose Chan, a Director of the Company, entered into a Stock Purchase and Share Subscription Agreement (the “SPA Agreement”) pursuant to which Mr. Chan invested $3.0 million in the Company and the Company agreed to issue 30.0 million shares of the Company’s Class A Common Stock and a fully vested Stock Warrant to purchase up to 10.0 million shares of the Company’s Class A Common Stock at an exercise price of $0.20 per share (the “Assigned Warrants”). Concurrently with the SPA Agreement, Mr. Chan and DSS, then a major shareholder of the Company, entered into an Assignment and Assumption Agreement pursuant to which Mr. Chan assigned to DSS all interests in the SPA Agreement. In July 2020, the Company issued 30.0 million of its Class A Common Stock pursuant to the SPA Agreement. The Stock Warrant issued pursuant to the SPA Agreement expires on the third anniversary from the issuance date, unless exercised earlier.

In April 2021, the Company and DSSI entered into a Securities Purchase Agreement, pursuant to which DSSI granted a $30.0 million loan to the Company in exchange for: (a) a Convertible Promissory Note in the principal amount of $30.0 million (the “Note”) in favor of DSSI, and (b) a detachable Stock Warrant to purchase up to 150,000,000 shares of the Company’s Class A Common Stock, at $0.22 per share. At any time during the term of the Note, all or part of the Note, including the principal amount less unamortized prepaid interest, if any, plus any accrued interest can be converted into shares of the Company’s Class A Common Stock at the rate of $0.20 per share, at the option of the holder. Under the terms of the loan agreement, the Company agreed to pay to DSSI a loan origination fee of $3.0 million, payable in shares of the Company’s Class A Common Stock, with the number of shares to be calculated at the rate of $0.20 per share. In April 2021, Sharing Services issued 27.0 million shares of its Class A Common Stock to DSSI, including 15.0 million shares in payment of the loan origination fee and 12.0 million shares in prepayment of interest on a loan for the first year, as more fully discussed in Note 13, “CONVERTIBLE NOTES PAYABLE” above.

In December 2021, the Company and DSSI entered into a Stock Purchase and Share Subscription Agreement pursuant to which DSSI invested $3,000,000 in the Company in exchange for 50.0 million shares of Class A Common Stock (the “Shares”) and stock warrants (the “Service Warrants”) to purchase up to 50.0 million shares of the Company’s Class A Common Stock. The Stock Warrants are fully vested, have a term of five (5) years and are exercisable at any time prior to expiration, at the option of DSSI, at a per share price equal to $0.063. On the effective date of the Stock Purchase and Share Subscription Agreement, the closing price for the Company’s common stock was $0.075 per share and the Company recognized a deemed dividend of $2.3 million in connection with the transaction.

In January 2022, the Company and DSS who, together with its subsidiaries, entered into a one-year Business Consulting Agreement (the “Consulting Agreement”) pursuant to which the DSS will provide to the Company certain consulting services, as defined in the Consulting Agreement. The Consulting Agreement may be terminated by either party on a 60-day’s written notice. In connection with the Consulting Agreement, the Company agreed to pay DSS and flat monthly fee of sixty thousand dollars ($60,000) and DSS received a fully vested detachable Stock Warrant to purchase up to 50.0 million shares of the Company’s Class A Common Stock, at the exercise price of $0.0001 per share. On the effective date of the Consulting Agreement, the closing price of the Company’s common stock was $0.07 per share and the fair value of the Stock Warrant was $3.5 million. The fair value of the Stock Warrant is being recognized as consulting expense over the term of one year. During the fiscal years ended March 31, 2023 and 2022, the Company recognized consulting expense of approximately $3.5 million and $0.8 million, respectively, in connection with the Consulting Agreement. In February 2022, the Company issued 50.0 million shares of its Common Stock Class A to DSS in connection with exercise of the Stock Warrant. As of March 31, 2023, the prepaid consulting expense of $2.9 million was fully amortized on the Company’s consolidated financial statements.

In June 2022, the Company and Decentralized Sharing Systems, Inc. (“DSSI”) entered into a Securities Purchase Agreement (the “SPA”), pursuant to which the Company issued: (a) a Convertible Promissory Note in the principal amount of $27.0 million (the “2022 Note”) in favor of DSSI and (b) a detachable Warrant to purchase up to 818,181,819 shares of the Company’s Class A Common Stock (the “DSSI Warrants”), at $0.033 per share, in exchange for the $27.0 million. The 2022 Note bears interest at the annual rate of 8% and is due and payable on demand or, if no demand, on June 14, 2024. At any time during the term of the 2022 Note, all or part of the Note was convertible into up to 818,181,819 shares of the Company’s Class A Common Stock, at the option of the holder. In connection with the loan, the Company agreed to pay to DSSI a loan Origination Fee of $270,000. In addition, DSSI agreed to surrender to the Company all DSSI’s rights pursuant to: (a) a certain Convertible Promissory Note in the principal amount of $30.0 million issued by the Company in April 2021 in favor of DSSI, and (b) a certain detachable Warrant to purchase up to 150,000,000 shares of the Company’s Class A Common Stock, at $0.22 per share, issued concurrently with such $30.0 million note. The Company recognized the transaction with DSSI as a debt extinguishment in accordance with GAAP. Since DSSI is a related party, the difference between the fair value of the new equity instruments and the carrying value of the retired equity instruments was recognized as a capital contribution within additional paid-in capital in the Company’s consolidated financial statements.

On February 3, 2023, the Company mutually agreed with DSS to enter into a Letter Agreement (the “DSS Letter Agreement”), pursuant to which the Company and DSS have agreed to terminate and release all obligations of the Consulting Agreement effective as of December 31, 2022. In accordance with the DSS Letter Agreement, the Company also agreed to issue 33,333,333 shares of the Company’s Common Stock in lieu of cash payment to satisfy the accrued and unpaid service fees equal to $700,000 owed to DSS under the Consulting Agreement.

On February 28, 2023, the Company and DSSI mutually agreed in a Letter Agreement (the “First DSSI Letter Agreement”) to a mutual settlement of the interest accrued on the 2022 Note issued by the Company to DSSI. In accordance with the DSSI Letter Agreement, the Company agreed to issue 26,285,714 shares of the Company’s Common Stock, at a price per share of $0.021 in lieu of cash payment to satisfy the accrued and unpaid interest through and including December 31, 2022, in the amount of $552,000 owed to DSS.

On March 24, 2023, the Company, DSS and DSSI, entered into a Securities Exchange and Amendment Agreement (the “Agreement”) pursuant to which the parties agreed to: (1) exchange and surrender of the Assigned 60 million Warrants in exchange for 693,194 shares of the Company’s Class A common stock; (2) exchange and surrender the Service Warrants of 818,181,819 warrants for 9,452,647 shares of the Company’s Class A common stock; (3) exchange and surrender the DSSI Warrants; and (4) amend the 2022 Note by removing all conversion rights granted by the 2022 Note in exchange for 14,854,159 shares of the Company’s Class A common stock. The Company issued 25,000,000 shares of the Company’s Class A Common Stock in full satisfaction, exchange and payment for the exchanges and amendments set forth in the Agreement. The Company recognized the transaction with DSSI as a debt extinguishment in accordance with GAAP. Since DSSI is a related party, the difference between the fair value of the new equity instruments and the carrying value of the retired equity instruments was recognized as a deemed dividend on the Company’s consolidated financial statements.

On April 17, 2023, the Company and DSSI mutually agreed in a subsequent Letter Agreement (the “Second DSSI Letter Agreement”) to a mutual settlement of the interest accrued on the 2022 Note between January 1, 2023, through and including March 31, 2023. In accordance with the Second DSSI Letter Agreement, the Company agreed to issue 28,877,005 shares of the Company’s Common Stock, at a price per share of $0.0187 in lieu of cash payment to satisfy the accrued and unpaid interest between January 1, 2023, through and including March 31, 2023, in the amount of $540,000 owed to DSSI.

As of March 31, 2023, DSS and its affiliates owned, in the aggregate, 305,349,589 shares of the Company’s Class A Common Stock. Heng Fai Ambrose Chan, Frank D. Heuszel, and John (“JT”) Thatch, each a Director of the Company, also serve on the Board of Directors of DSS. Mr. Chan serves as Executive Chairman of the Board of Directors of the Company. Mr. Thatch serves as President, CEO and Vice Chairman of the Board of Directors of the Company.

On May 4, 2023, DSS and DSSI distributed, in the aggregate, 280,528,500 shares of SHRG they then held to DSS, Inc. shareholders in connection with the Form S-1 (file no. 333-271184) initially filed with the Securities and Exchange Commission on April 7, 2023, and declared effective on April 25, 2023. Accordingly, after the distribution, DSS ceased to be a majority shareholder of the Company.

Alset Title Company, Inc.

In December 2021, Sharing Services, through one of its subsidiaries, purchased an office building in Lindon, Utah for $8,942,640. In connection therewith, Alset Title Company, Inc. (“Alset Title”), a subsidiary of DSS, acted as escrow and closing agent for the transaction, at no cost. DSS, together with its subsidiaries, is a shareholder of the Company.

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

HWH World, Inc.

A subsidiary of the Company operating in the Republic of Korea subleases office space from HWH World, Inc. (“HWH World”), a subsidiary of DSS and a company affiliated with Heng Fai Ambrose Chan, a Director of the Company. Pursuant to the terms of the sublease agreement, the Company recognized a right-of-use asset and an operating lease liability of $261,835 in connection therewith in its fiscal year ended March 31, 2022. In the fiscal year ended March 31, 2022, the Company recognized expense of $222,092 in connection with this lease. As of March 31, 2022, accounts payable includes payments due to HWH World under the lease of $213,742. In May 2022, the Company and HWH World amended the related sublease agreement to significantly reduce the space subleased by the Company and the related rent obligation. As of March 31, 2023, the agreement constitutes a month-to-month arrangement.

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

Premier Packaging Corporation

In the fiscal year ended March 31, 2023, and 2022, a wholly owned subsidiary of the Company issued purchase orders to Premier Packaging Corporation, a subsidiary of DSS, to acquire printed packaging materials for approximately $108,000 and $156,000, respectively.

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

In June 2020, the Company and the former Company officer discussed in the preceding paragraph entered into a Settlement Accommodation Agreement and an Amended and Restated Founder Consulting Agreement pursuant to which the Company and the former officer agreed to settle all existing disputes between them, the former officer agreed to continue to provide certain consulting services to the Company, and the Company agreed to pay certain amounts to the former officer. The Company has recognized a settlement liability of $2.0 million in connection therewith. As of March 31, 2022, the settlement liability was $715,596.

In May 2022, the Company and certain of its subsidiaries, on the one hand, and Alchemist, the former officer discussed in the preceding paragraph and certain entities affiliated with the former officer, on the other hand, entered into a Confidential Settlement Agreement with Mutual Releases (the “May 2022 Settlement Agreement”) pursuant to which the parties amicably settled all claims and disputes among them; (b) the former officer sold to the Company 26,091,136 shares of the Company’s common stock then under the voting and dispositive control of the former officer; (c) the Company made a one-time payment of $1,043,645; and (d) the Company and its relevant subsidiaries, on the one hand, and the former officer and relevant entities affiliated with the former officer, on the other hand, exchanged customary mutual releases of any prior obligations among them. On May 19, 2022, the closing price for the Company’s common stock was $0.25 per share. In the fiscal year ended March 31, 2023, the Company measured and recognized the repurchase of its common stock at its fair value of $652,278, derecognized its remaining liability under the Co-Founder’s Agreement, and recognized a recovery of $324,230 in connection with the previously recognized loss related to the Co-Founder’s Agreement. As of March 31, 2023, and 2022, the settlement liability balance is $0 and $715,596, respectively.

The Company subleases warehouse and office space from Alchemist, a 10% shareholder of the Company on a month-to-month basis until May 2022. During the fiscal year ended March 31, 2023, and 2022, rent expense associated with such sublease agreement was approximately $104,000 and $105,000, respectively.

New Electric CV Corp. (formerly, American Premium Water Corporation)

In July 2021, the Company, and American Premium Water Corporation (“American Premium”) entered into a business consulting agreement pursuant to which the Company provides consulting services to American Premium in exchange for a monthly fee of $4,166. Mr. John “JT” Thatch, a director of the Company, also serves on the Board of Directors of American Premium. During the fiscal year ended March 31, 2023, and 2022, the Company recognized consulting fee income of approximately $50,000 and $33,000, respectively.

American Pacific Bancorp, Inc.

On June 15, 2022, Sharing Services, through one of its subsidiaries, entered into a secured real estate promissory note with American Pacific Bancorp, Inc. (“APB”), and the Company entered into a Loan Agreement pursuant to which APB loaned the Company approximately $5.7 million. The loan bears interest at the annual rate of 8% matures on June 1, 2024, is payable in equal monthly instalments of $43,897 commencing on July 1, 2022 (with the remainder due on June 1, 2024). The loan is secured by a first mortgage interest on the Company’s Lindon, Utah office building. In connection with this loan, the Company received net proceeds of $5,522,829 from APB on June 17, 2022. APB is a subsidiary of DSS. Heng Fai Ambrose Chan, Frank D. Heuszel and John “JT” Thatch, each a Director of the Company, also serve on the Board of Directors of DSS, and Messrs. Chan and Heuszel also serve on the Board of Directors of APB..

On August 11, 2022, the Company executed a revolving credit promissory note with APB pursuant to which the Company has access to advances with a maximum principal balance not to exceed the principal sum of $10.0 million. The APB Revolving Note is collateralized by the assets of the Company, and it bears interest at the annual rate of 8% and such interest shall be due and payable quarterly as it accrues on the outstanding balance. On December 9, 2022, APB and the Company mutually agreed to limit and/or end any further commitment by APB to fund or to readvance under the terms of the APB Revolving Note to $6.0 million. As of March 31, 2023, the Company had $1,430,459 outstanding under the APB Revolving Note.

NOTE 17 - STOCKHOLDERS’ EQUITY – CAPITAL STOCK

Preferred Stock

At the Annual Shareholder’s Meeting, the Company’s Shareholders ratified the Third Amended and Restated Articles of Incorporation of the Company and approved the maximum number of shares which the Corporation now has the authority to issue of Two Billion Two Hundred Million (2,200,000,000) shares, $0.0001 par value per share, of which: (a) Two Billion (2,000,000,000) Shares of Common Stock having a par value of $0.0001 per share (“Common Stock”) and (b) Two Hundred Million (200,000,000) Shares of Preferred Stock comprised of Series A and Series C having a par value of $0.0001 per share or as authorized (“Preferred Stock”). The Board may divide the authorization into one or more series, each with distinct powers, designations, preferences, and rights.

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

During the fiscal year ended March 31, 2021, stockholders converted an aggregate of 21,750,000 shares of the Company’s Series A Preferred Stock into an equal number of shares of the Company’s Common Stock. There were no similar conversions in the fiscal year ended March 31, 2023, and 2022, respectively.

As of March 31, 2023, and 2022, 3,100,000 shares, respectively, of the Company’s Series A Preferred Stock remain outstanding. The shares of the Company’s Series A Preferred Stock reported in the Company’s financial statements as of March 31, 2023, and 2022, include 2,900,000 shares purportedly held by Research & Referral BZ, pending cancellation of the stock certificate when presented by Research & Referral BZ in the future.

Series B Convertible Preferred Stock

The Board has authorized the issuance of up to 10,000,000 shares of Series B Convertible Preferred Stock (the Series B Preferred Stock”). Issued and outstanding shares of our Series B Preferred Stock, if any, are senior in rank to shares of our Series A and Series C Preferred Stock. During the fiscal year ended March 31, 2021, all shares of the Company’s Series B Preferred Stock previously issued were converted into shares of the Company’s Class A Common Stock. As of March 31, 2023, and 2022, no shares of the Company’s Series B Preferred Stock remain outstanding.

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

During the fiscal year ended March 31, 2022, holders of 10,000 shares of the Company’s Series C Preferred Stock converted their holdings into an equal number of shares of the Company’s Common Stock. As of March 31, 2023, and 2022, respectively 3,220,000 shares of the Company’s Series C Preferred Stock remain outstanding.

Common Stock

The Board has authorized the issuance of up to 1,990,000,000 shares of Class A Common Stock and up to 10,000,000 shares of Class B Common Stock, each with a par value of $0.0001 per share. Holders of our Common Stock are entitled to dividends, subject to the rights of the holders of other classes of capital stock outstanding having priority rights with respect to dividends. At the time of this Annual Report, no shares of the Company’s Class B Common Stock remain outstanding. References to our “Common Stock” throughout this report include our Class A Common Stock and Class B Common Stock, unless otherwise indicated or the context otherwise requires.

In April 2021, the Company issued 27.0 million shares of its Class A Common Stock to DSSI, including 15.0 million shares in payment of a loan origination fee and 12.0 million shares in prepayment of interest on a loan, as more fully discussed in Notes 13 and 16 above. On the effective date of the loan agreement, the closing price for the Company’s common stock was $0.24 per share and the Company recognized a deemed dividend of $1.1 million in connection with this related-party transaction.

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

In January 2022, the Company and DSS entered into a one-year Business Consulting Agreement (the “Consulting Agreement”) pursuant to which the DSS will provide to the Company certain consulting services, as defined in the Consulting Agreement. In connection with the Consulting Agreement, the Company agreed to pay DSS and a flat monthly fee of sixty thousand dollars ($60,000) and DSS received a fully vested detachable Stock Warrant to purchase up to 50.0 million shares of the Company’s Class A Common Stock, at the exercise price of $0.0001 per share. On the effective date of the Consulting Agreement, the fair value of the detachable Stock Warrant was $3.5 million which was recognized as consulting expense over the term of the Consulting Agreement (one year). In February 2022, Sharing Services issued 50.0 million shares of its Common Stock Class A to DSS in connection with the exercise of such Stock Warrant.

On June 15, 2022, the Company and DSSI which, together with DSS, is a majority shareholder of the Company, entered into an agreement pursuant to which the Company issued, to DSSI: (a) a two-year Convertible, Advancing Promissory Note in the principal amount of $27.0 million (the “2022 Note”) in favor of DSSI and (b) a detachable Warrant to purchase up to 818,181,819 shares of the Company’s Class A Common Stock at the exercise price of $0.033 per share. The 2022 Note bears interest at the annual rate of 8% and is due and payable on demand or, if no demand, on May 1, 2024. At any time during the term of the 2022 Note, all or part of the Note may be converted into up to 818,181,819 shares of the Company’s Class A Common Stock, at the option of the holder. Under the terms of the agreement, the Company agreed to pay to DSSI a loan origination fee of $270,000. In addition, DSSI agreed to surrender to the Company all DSSI’s rights pursuant to: (a) a certain Convertible Promissory Note in the principal amount of $30.0 million issued by the Company in April 2021 in favor of DSSI, and (b) a certain detachable Warrant to purchase up to 150,000,000 shares of the Company’s Class A Common Stock, at $0.22 per share, issued concurrently with such $30.0 million note. The Company recognized the transaction with DSSI as a debt extinguishment in accordance with GAAP. Since DSSI is a related party, the difference between the fair value of the new equity instruments and the carrying value of the retired equity instruments was recognized as a capital contribution of $2.0 million in additional paid in capital on the Company’s consolidated balance sheet.

On February 3, 2023, the Company mutually agreed with DSS to enter into a Letter Agreement (the “DSS Letter Agreement”), pursuant to which the Company and DSS have agreed to terminate and release all obligations of the Consulting Agreement effective as of December 31, 2022. In accordance with the DSS Letter Agreement, the Company also agreed to issue 33,333,333 shares of the Company’s Common Stock in lieu of cash payment to satisfy the accrued and unpaid service fees equal to $700,000 owed to DSS under the Consulting Agreement.

On February 28, 2023, the Company and DSSI mutually agreed in a Letter Agreement (the “First DSSI Letter Agreement”) to a mutual settlement of the interest accrued on the 2022 Note issued by the Company to DSSI. In accordance with the DSSI Letter Agreement, the Company agreed to issue 26,285,714 shares of the Company’s Common Stock, at a price per share of $0.021 in lieu of cash payment to satisfy the accrued and unpaid interest through and including December 31, 2022, in the amount of $552,000 owed to DSS.

In March 24, 2023, the Company, DSS and DSSI, entered into a Securities Exchange and Amendment Agreement (the “Agreement”). Pursuant to the Agreement, the parties decided to: 1) exchange and surrender the Assigned Warrants, 2) exchange and surrender the Service Warrants, 3) exchange and surrender the DSSI Warrants, and 4) amend the 2022 Note by removing all conversion rights granted by the 2022 Note. Under the terms of the Agreement, the Company issued 10,145,841 shares of its Class A Common Stock in connection with the exchange and surrender of the Assigned Warrants and the Service Warrants. In accordance with GAAP, the Company recognized a deemed dividend of $213,062 on the Company’s consolidated financial statements. In addition, the Company issued 14,854,159 shares of its Class A Common Stock in connection with removal of all conversion rights granted by the 2022 Note. The Company recognized the debt modification transaction as a debt extinguishment in accordance with GAAP. Since DSSI is a related party, the difference between the fair value of the new debt instrument and the carrying value of the retired debt instrument was recognized as a deemed dividend of $10.7 million on the Company’s consolidated financial statements.

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

In May 2022, the Company and certain of its subsidiaries, on the one hand, and Alchemist, the former officer and certain entities affiliated with the former officer, on the other hand, entered into a Confidential Settlement Agreement with Mutual Releases (the “May 2022 Settlement Agreement”) pursuant to which the parties amicably settled all claims and disputes among them; (b) the former officer sold to the Company 26,091,136 shares of the Company’s common stock then under the voting and dispositive control of the former officer; (c) the Company made a one-time payment of $1,043,645; and (d) the Company and its relevant subsidiaries, on the one hand, and the former officer and relevant entities affiliated with the former officer, on the other hand, exchanged customary mutual releases of any prior obligations among them. On May 19, 2022, the closing price for the Company’s common stock was $0.25 per share. In the fiscal quarter ending June 30, 2022, the Company measured and recognized the repurchase of its common stock at its fair value of $652,278, derecognized its remaining liability under the Co-Founder’s Agreement, and recognized a recovery of $324,230 in connection with the previously recognized loss related to the Co-Founder’s Agreement.

During the fiscal year ended March 31, 2022, holders of 10,000 shares of the Company’s Series C Preferred Stock converted such holdings into an equal number of shares of the Company’s Class A Common Stock. In addition, during the fiscal year ended March 31, 2022, the Company issued: (a) 1.5 million shares in connection with the exercise of warrants by Company employees, and (b) 313,200 shares in connection with the exercise of warrants by independent distributors of the Company. There were no issuances during the year ended March 31, 2023, of Series C Preferred Stock.

As of March 31, 2023, and 2022, 347,451,880 shares and 288,923,969 shares, respectively, of our Class A Common Stock remained issued and outstanding. As of March 31, 2023, and 2022, there were no shares of the Company’s Class B Common Stock outstanding.

NOTE 18 – STOCK-BASED COMPENSATION

A subsidiary of the Company has awarded compensatory warrants to purchase shares of the Company’s common stock to its officers and employees (see Note 3 – “SIGNIFICANT ACCOUNTING POLICIES - Share-Based Payments” for more details) and warrants to purchase shares of the Company’s common stock to its independent sales force. Further, the Company from time to time, awards stock warrants to its consultants in exchange for services.

Stock Warrants

Stock Warrants Issued to Related Parties, Directors, Officers, and Employees

In the fiscal year ended March 31, 2021, the Company issued to Company directors, officers, and employees stock warrants to purchase, in the aggregate, up to 29,200,000 shares of its Common Stock, with an aggregate grant date fair value of $3.6 million. Some of the stock warrants outstanding as of March 31, 2022, are exercisable at a variable exercise price (see Note 3 – “SIGNIFICANT ACCOUNTING POLICIES - Share-Based Payments” for more details) pursuant to the related employment agreements. In the fiscal year ended March 31, 2023, expense recognized in connection with stock-based compensation awards was $160,225, including: (a) compensatory expense of $13,207 and (b) income associated with the subsequent measure of fully vested awards (see preceding paragraph) of $173,432. In the fiscal year ended March 31, 2022, income recognized in connection with stock-based compensation awards was $2.3 million, including: (a) compensatory expense of $186,264 and (b) income associated with the subsequent measure of fully vested awards (see preceding paragraph) of $2.5 million.

In the fiscal year ended March 31, 2023, the Company issued a fully vested warrant to purchase up to 8,444,663 shares of the Company’s Common Stock, at the exercise price of $0.0001 per share, to the Company’s CEO John “JT” Thatch. The fair value of the warrant on the grant date was $109,780.

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

In January 2022, the Company and DSS who, together with its subsidiaries, was then a majority shareholder of the Company, entered into a one-year Business Consulting Agreement (the “Consulting Agreement”) pursuant to which the DSS would provide to the Company certain consulting services, as defined in the Consulting Agreement. In connection with the Consulting Agreement, the Company agreed to pay DSS and flat monthly fee of sixty thousand dollars ($60,000) and DSS received a fully vested detachable Stock Warrant to purchase up to 50.0 million shares of the Company’s Class A Common Stock, at the exercise price of $0.0001 per share. On the effective date of the Consulting Agreement, the closing price of the Company’s common stock was $0.07 per share and the fair value of the Stock Warrant was $3.5 million. The fair value of the Stock Warrant is being recognized as consulting expense over the term of one year. During the fiscal year ended March 31, 2023, and 2022, the Company recognized consulting expense of approximately $3.5 million and $0.8 million, respectively, in connection with the Consulting Agreement. In February 2023, the Company issued 50.0 million shares of its Common Stock Class A to DSS in connection with exercise of the Stock Warrant.

In June 2022, the Company and DSSI entered into a Securities Purchase Agreement (the “SPA”) pursuant to which the Company issued: (a) a Convertible Promissory Note in the principal amount of $27.0 million (the “2022 Note”) in favor of DSSI and (b) a detachable Warrant to purchase up to 818,181,819 shares of the Company’s Class A Common Stock (the “Warrant”), at $0.033 per share. At any time during the term of the 2022 Note, all or part of the Note was convertible into up to 818,181,819 shares of the Company’s Class A Common Stock, at the option of the holder. In connection with the SPA, DSSI surrendered to the Company all DSSI’s rights pursuant to: (a) the Convertible Promissory Note in the principal amount of $30.0 million discussed in the preceding paragraph, and (b) the detachable Warrant to purchase up to 150,000,000 shares of the Company’s Class A Common Stock discussed in the preceding paragraph. In March 2023, the parties entered into a Securities Exchange and Amendment Agreement pursuant to which the parties agreed to amend the 2022 Note by removing the conversion rights granted by the 2022 Note. The Company recognized the transaction with DSSI as a debt extinguishment in accordance with GAAP. Since DSSI is a related party, the difference between the fair value of the new equity instruments and the carrying value of the retired equity instruments was recognized as a deemed dividend in the Company’s consolidated financial statements.

The following table summarizes the activity relating to the Company’s stock warrants held by Related Parties (all of which are fully vested) (See Note 16, “RELATED PARTY TRANSACTIONS” above for more details):

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term
Outstanding at March 31, 2021	10,333,333	$0.20	2.3
Granted	250,000,000	0.14	-
Exercised	(50,000,000)	0.0001
Expired or forfeited	-	-	-
Outstanding at March 31, 2022	210,333,333	$0.18	4.1
Granted	818,181,819	0.033
Exercised	-	-	-
Expired, terminated, or forfeited	(1,028,515,152)	0.06	-
Outstanding at March 31, 2023	-	$-	-

In February 2023, the Company issued a fully vested warrant to purchase up to 8,444,663 shares of the Company’s Common Stock, at an exercise price of $0.001 per share (the “Warrant”), to its Chief Executive Officer in connection with the executive existing employment agreement. The Warrant expires in February 2028. The fair value of the warrant on the grant date was $109,780.

The following table summarizes the activity relating to the Company’s vested and unvested stock warrants held by Directors, Officers, and Employees:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term
Outstanding at March 31, 2021	24,075,000	$0.11	3.5
Granted	-	-	-
Exercised	(1,500,000)	0.13	-
Expired or forfeited	(2,875,000)	0.19	-
Outstanding at March 31, 2022	19,700,000	$0.03	2.6
Granted	8,444,663	0.0001	5.0
Exercised	-	-	-
Expired or forfeited	(4,700,000)
Outstanding at March 31, 2023	23,444,663	$0.02	2.9
Less: unvested at March 31, 2023	1,875,000	$0.01	1.1
Vested at March 31, 2023	21,569,663	$0.02	3.1

Stock Warrants Issued to Our Independent Sales Force

In the fiscal year ended March 31, 2021, the Company issued fully vested warrants to purchase up to 4,013,000 shares of its Common Stock to members of its independent sales force, with a fair value of $1.5 million. The warrants are exercisable for a period ranging from one to two years from the issuance date, at the exercise price ranging from $0.01 per share to $0.25 per share. In the fiscal year ended March 31,2022 warrants held by independent distributors to purchase up to 1,507,200 shares and 2,066,600 shares, respectively, of the Company’s Common Stock expired or were otherwise terminated or forfeited. As of March 31, 2023, the warrants held by independent distributors had all expired and no additional shares were granted. See Note 2 – “SIGNIFICANT ACCOUNTING POLICIES - Sales Commissions” for more details.

The following table summarizes the activity relating to the Company’s stock warrants held by members of the Company’s independent sales force (all of which are fully vested):

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term
Outstanding at March 31, 2021	3,998,000	$0.09	1.4
Granted	2,400	0.01
Exercised	(313,200)	0.01
Expired or forfeited	(1,507,200)	0.03
Outstanding at March 31, 2022	2,180,000	$0.02	1.2
Granted	-
Exercised	-
Expired or forfeited	-
Outstanding at March 31,2023	2,180,000	$0.01	0.2

From time to time, the Company has granted fully vested warrants to purchase shares of Common Stock to its consultants in exchange for services. The following table summarizes the activity relating to the Company’s stock warrants held by Company consultants (all of which are fully vested):

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term
Outstanding at March 31, 2021	100,000	$3.00	1.00
Granted	-	-	-
Exercised, expired or forfeited	-	-	-
Outstanding at March 31, 2022	100,000	$3.00	0.02
Granted	-
Exercised, expired or forfeited	(100,000)	3.00
Outstanding, at March 31, 2023	-	-	-

The following table summarizes additional information relating to all stock warrants outstanding and warrants exercisable as of March 31, 2023: -

All Warrants Outstanding			All Warrants Exercisable
	Weighted Average Remaining Contractual	Weighted Average		Weighted Average
Number of Shares	life (in years)	Exercise Price	Number of Shares	Exercise Price
11,444,663	4.5	$0.0001	11,444,663	$0.0001
12,000,000	1.4	$0.03	10,125,000	$0.03
2,180,000	0.2	$0.01	2,180,000	$0.01
25,624,663			23,749,663

NOTE 19 - COMMITMENTS AND CONTINGENCIES

Contingencies

Legal Proceedings – Related-Party Matters and Settlement Liability

In February 2020, the Company, Alchemist, and a former officer of the Company entered into a Settlement Accommodation Agreement and an Amended and Restated Founder Consulting Agreement pursuant to which the Company and the former officer agreed to settle all existing disputes between them, the former officer agreed to continue to provide certain consulting services to the Company, and the Company agreed to pay certain amounts to the former officer. The Company has recognized a settlement liability of $2.0 million in connection therewith. As of March 31, 2022, the settlement liability balance is $715,596. See Note 16 – “RELATED PARTY TRANSACTIONS – Alchemist Holdings, LLC” above for more information.

Legal Proceedings – Other Matters

The Company from time to time is involved in various claims and lawsuits incidental to the conduct of its business in the ordinary course. We do not believe that the ultimate resolution of these matters will have a material adverse impact on our consolidated financial position, results of operations or cash flows.

(a)	Case No. 4:20-cv-00946; Dennis Burback, Ken Eddy and Mark Andersen v. Robert Oblon, Jordan Brock, Jeff Bollinger, Four Oceans Global, LLC, Four Oceans Holdings, Inc., Alchemist Holdings, LLC, Elepreneurs U.S., LLC, Elevacity U.S., LLC, Sharing Services Global Corporation, Custom Travel Holdings, Inc., and Does 1-5, pending in the United States District Court for the Eastern District of Texas. On December 11, 2020, three investors in Four Oceans Global, LLC filed a lawsuit against the Company, its affiliated entities, and other persons and entities related to an investment made by the three Plaintiffs in 2015. The Company and its affiliated entities filed an answer denying the three investors’ claims. Plaintiffs filed a First Amended Complaint on October 14, 2021. The Company and its affiliated entities responded in November 2021 by filing a Motion to Dismiss the claims contained in the Amended Complaint. The Motion was granted on July 20, 2022, by Court Order dismissing with prejudice the Company and all affiliated entities from the lawsuit. In early August 2022, Plaintiffs on their own motion moved to dismiss all claims against the remaining parties in the case to enable the Order of Dismissal to become an appealable, final Order. On September 7, 2022, Plaintiffs filed a Notice of Appeal to the United States Court of Appeals for the Fifth Circuit. The Plaintiffs filed their Proposed Sufficient Brief of Appellants with the Fifth Circuit on January 2, 2023. The Company filed e a Response Brief on February 22, 2023. The appeal is still pending as of March 31, 2023.

(b)	Case No. 4:21-cv-00026; Elepreneurs Holdings, LLC d/b/a Elepreneur, LLC, Elepreneurs U.S., LLC d/b/a Elepreneurs, LLC, and SHRG IP Holdings, LLC v. Lori Ann Benson, Andrea Althaus and Lindsey Buboltz, pending in the United States District Court for the Eastern District of Texas. On December 31, 2020, the Company filed suit against three former distributors and obtained injunctive relief from the 429th Judicial District of Collin County, Texas. The lawsuit was removed by the three former distributors to federal court. The Company subsequently obtained injunctive relief from the federal court. The parties settled their disputes, and a Joint Motion for Final Dismissal was entered on October 7, 2022.

(c)	Case No. 429-01137-2022; Elevacity U.S., LLC d/b/a The Happy Co. and Elepreneurs U.S., LLC d/b/a Elepreneurs, LLC v. Mark Willodson, Judy Willodson and Valentus, Inc., pending in the 429th Judicial District Court of Collin County, Texas. On March 9, 2022, the Company filed suit against a competitor and former distributors. On March 9, 2022, the Company filed suit against a competitor and former distributors. An Agreed Temporary Injunction was entered by the Court against the Willodsons in April 2022. On April 4, 2023, this legal proceeding was settled between the parties.

(d)	Case No. 4:22-cv-00042; Elevacity U.S., LLC d/b/a The Happy Co. and Elepreneurs U.S., LLC d/b/a Elepreneurs, LLC v. Brian Christopher Schweda, Jr., pending in the United States District Court for the Eastern District of Texas. On January 20, 2022, the Company filed suit against a former distributor. The Defendant filed two motions to dismiss. The Court entered an Order recently denying Defendant’s motion to dismiss for lack of jurisdiction over the Defendant in Texas. As of December 31, 2022, Defendant’s motion to dismiss Plaintiff’s claim of tortious interference remains pending. Regardless of the outcome of that pending motion, the case will move forward with breach of contract claims against the Defendant. On April 10, 2023, this legal proceeding was settled between the parties.

(e)	Case No. 9:22-cv-00146; Travel Gig, LLC and Happitravel, LLC v. Sharing Services Global Corporation, SHRG IP Holdings, LLC; Global Travel Destinations, LLC., and Does 1-25, pending in the United States District Court for the District of Montana. On September 7, 2022, Plaintiffs filed a lawsuit against the Company and two affiliated entities alleging trademark infringement concerning the Company’s affiliated travel entity. Plaintiffs filed a motion seeking a Preliminary Injunction and the Court set a hearing on the motion for November 1, 2022. On December 30, 2022 the Plaintiffs filed a status report to the Court that a settlement had been reached. On February 2, 2023 the Parties filed a Joint Motion for Dismissal. The Court entered a Dismissal with Prejudice on February 6, 2023.

(f)	Case No. 4:22-cv-00047; Elevacity U.S., LLC d/b/a The Happy Co. and Elepreneurs U.S., LLC d/b/a Elepreneurs, LLC v. Kimberley McLean, pending in the United States District Court for the Eastern District of Texas. On January 20, 2022, the Company filed suit against a former distributor. On April 10, 2023, this legal proceeding was settled between the parties.

NOTE 20 - BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

Business Segments -

As of March 31, 2023, and 2022, the Company, through its subsidiaries, markets and sells its products and services to consumers, through its independent sales force and proprietary websites, and to its independent distributors. The Company has determined its reportable segments are: (a) the sale of health and wellness products, and (b) the sale of member-based travel services. The Company’s determination of its reportable segments is based on how its chief operating decision maker manages the business.

The Company’s segment information is as follows:

	Fiscal Year Ended March 31,
	2023	2022
Net sales
Health and wellness products	$15,990,756	$32,147,330
Other	111,380	2,276,984
Total net sales	$16,102,136	$34,424,314
Operating earnings (loss):
Segment gross profit:
Health and wellness products	$9,192,641	$22,059,788
Other	64,029	1,562,655
Total segment gross profit	9,256,670	23,622,443
Selling and marketing expenses	6,989,660	17,239,655
General and administrative expenses	17,081,915	19,714,963
Consolidated operating loss	$(14,814,905)	$(13,332,175)
Total Assets:
Health and wellness	$4,961,068	$13,729,219
Corporate	12,118,647	29,435,505
Consolidated total assets	$17,079,715	$43,164,724
Payments for property and equipment:
Health and wellness	$-	$208,952
Corporate	1,196,406	9,123,016
Consolidated payments for property and equipment	$1,196,406	$9,331,967
Depreciation and amortization expense:
Health and wellness	$101,733	$94,459
Corporate	624,933	560,808
Consolidated depreciation and amortization	$726,666	$655,267

Geographic Area Information

Our consolidated net sales, by geographic area, were as follows:

	Fiscal Year Ended March 31,
Country	2023	2022
United States	$14,699,480	$29,803,258
Canada	769,229	2,446,330
Republic of Korea	441,666	1,706,367
Other	191,761	468,359
	$16,102,136	$34,424,314

Our consolidated total assets, by geographic area, were as follows:

	Fiscal Year Ended March 31,
Country	2023	2022
United States	$15,774,367	$39,865,782
Republic of Korea	1,053,773	2,663,149
Other	198,212	635,793
	$17,079,715	$43,164,724

NOTE 21 - SUBSEQUENT EVENTS

On April 10, 2023, the Company, on the first part, and Ms. Kimberley McLean, Mr. Brian Christopher Schweda, Jr., Mr. Mark Willodson, Ms. Judy Willodson, and Valentus, Inc. (each, a competitor and/or a former distributor of the Company), on the second part, settled all disputes between the Company and each of such competitor and/or former distributor, and exchanged mutually acceptable releases.

On April 17, 2023, the Company and DSSI entered into a Letter Agreement (the “Second DSSI Letter Agreement”) pursuant to which the parties agreed to settle the interest accrued on the 2022 Note between January 1, 2023, through and including March 31, 2023. In accordance with the Second DSSI Letter Agreement, the Company agreed to issue 28,877,005 shares of the Company’s Common Stock, at a price per share of $0.0187 in lieu of cash payment to satisfy the accrued and unpaid interest between January 1, 2023, through and including March 31, 2023, in the amount of $540,000 owed to DSSI.

On May 4, 2023, DSS and/or DSSI distributed 280,528,500 shares they held of SHRG to DSS, Inc.’s shareholders in connection with the Form S-1 (file no. 333-271184) initially filed with the Securities and Exchange Commission on April 7, 2023, and declared effective on April 25, 2023. As a result of this distribution, DSS and affiliates ceased being a majority shareholder of the Company.

NOTE 22 – SUPPLEMENTARY FINANCIAL INFORMATION

We are a Smaller Reporting Company, as defined in Rule 12b-2 of the Exchange Act, and, accordingly, are not required to provide the supplementary financial information otherwise required by Item 302, as amended.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of the end of the fiscal period covered by this Annual Report, and concluded that, as of March 31, 2023, due to significant deficiencies described below, he Company’s disclosure controls and procedures are ineffective in providing reasonable assurance that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management and its Board of Directors, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control over Financial Reporting.

Management of the Company, including the CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management, with the participation of our CEO and our CFO, assessed the effectiveness of our internal control over financial reporting as of March 31, 2023, and concluded that our internal control over financial reporting was ineffective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Our conclusion is based on the fact that we do not have sufficient number of qualified accounting personnel to ensure proper segregation of incompatible duties, perform timely account analyses, and timely preparation and review of our financial statements. To remediate these significant deficiencies, our management is in the process of (i) hiring more qualified accounting personnel with relevant U.S. GAAP and SEC reporting experience; (ii) enhancing our accounting and financial reporting process, and (iii) strengthening our account reconciliation and documentation procedures.

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as stated below, the information required by Item 10 of this Annual Report is incorporated herein by reference from our Proxy Statement related to the 2023 Annual Meeting of Stockholders under the headings “PROPOSAL 1 – ELECTION OF DIRECTORS,” “DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.”

Directors and Executive Officers

Heng Fai Ambrose Chan, Frank D. Heuszel, and John (“JT”) Thatch, each a Director of the Company, also serve on the Board of Directors of DSS, Inc. (formerly Document Security Systems, Inc.) (“DSS”). Mr. Chan also serves as Executive Chairman of the Company’s Board of Directors of the Company. Mr. Thatch also serves as President, CEO and Vice Chairman of the Company’s Board of Directors of the Company. Until May 4, 2023, DSS, together with its subsidiary, Decentralized Sharing Systems, Inc., was a majority shareholder of the Company. On May 4, 2023, DSS and/or DSSI distributed 280,528,500 shares they held of SHRG to DSS, Inc.’s shareholders in connection with the Form S-1 (file no. 333-271184) initially filed with the Securities and Exchange Commission on April 7, 2023, and declared effective on April 25, 2023. As a result of the distribution, DSS and affiliates ceased being a majority shareholder of the Company.

Code of Business Conduct and Ethics

The Company’s Board of Directors has adopted a Code of Business Conduct and Ethics that applies to the Company’s directors, officers and employees. Copies of this document are available in print to any person, free of charge, upon written request to our Investor Relations Department at 5200 Tennyson Pkwy, Suite 400, Plano, Texas 75024.

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

The additional information required by Item 11 of this Annual Report is incorporated herein by reference from our Proxy Statement related to the 2023 Annual Meeting of Stockholders under the headings “EXECUTIVE COMPENSATION – DIRECTOR AND OFFICER COMPENSATION,” “SUMMARY COMPENSATION TABLE,” “DIRECTOR COMPENSATION” and “OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as stated below, the information required by Item 12 of this Annual Report, including information about securities granted under individual compensation arrangements with executives of the registrant, is incorporated herein by reference from our Proxy Statement related to the 2023 Annual Meeting of Stockholders under the headings “EXECUTIVE COMPENSATION” and “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”

Equity Compensation Plans

In the fiscal year ended March 31, 2022, the Company did not issue securities to its directors, officers, employees, independent sales distributors, and consultants. In the fiscal year ended March 31, 2023, the Company issued a fully vested warrant to purchase up to 8,444,663 shares of the Company Common Stock, at the exercise price of $0.0001 per share, to the Company’s CEO John “JT” Thatch. The fair value of the warrant on the grant date was $109,780.

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

In addition, in the fiscal years 2018 and 2019, the Company issued fully vested stock warrants in connection with certain stock subscription agreements. These warrants convey the right to purchase up to 2,180,000 shares of the Company’s Common Stock, at an exercise price determined by the average trading price per share of the Company’s Common Stock and expired in the fiscal year 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We are a Smaller Reporting Company, as defined in Rule 12b-2 of the Exchange Act and, accordingly, have omitted certain information required by Item 13 of this Annual Report as permitted by applicable scaled disclosure rules.

The additional information required by Item 13 of this Annual Report is incorporated herein by reference from our Proxy Statement related to the Fiscal 2023 Annual Meeting of Stockholders under the heading “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of this Annual Report is incorporated herein by reference from our Proxy Statement related to the 2023 Annual Meeting of Stockholders under the heading “PROPOSAL 4 – RATIFICATION OF THE APPOINTMENT OF OUR INDEPENDENT AUDITORS.”

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Annual Report:

(a) List of Financial Statements and Financial Statement Schedules required by Item 8 of this Annual Report: See Consolidated Financial Statements beginning on Page 37 of this Annual Report. Certain financial statement schedules have been omitted because the required information does not apply or is contained in the registrant’s Consolidated Financial Statements, including the notes thereto.

(b) Exhibits

The following exhibits are filed as part of this Annual Report or are incorporated herein by reference:

3.1	Third Amended and Restated Articles of Incorporation of Sharing Services Global Corporation, which is incorporated herein by reference from Exhibit A to the Company’s Proxy Statement on Schedule 14A filed on July 14, 2022

3.2	Bylaws of Sharing Services Global Corporation, which is incorporated herein by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 24, 2019

4.1	Certificate of Designation of Series A Preferred Stock, which is incorporated herein by reference from Exhibit 3.1.2 to the Company’s Current Report on Form 8-K filed on May 8, 2017

4.2	Certificate of Designation of Series C Preferred Stock, which is incorporated herein by reference from Exhibit 3.1.4 to the Company’s Current Report on Form 8-K filed on May 8, 2017

4.3	Convertible Promissory Note dated April 5, 2021, issued by Sharing Service Global Corporation in favor of Decentralized Sharing Systems, Inc., which is incorporated herein by reference from Exhibit 1.2 to the Company’s Current Report on Form 8-K filed on April 9, 2021

4.4	Warrant to Purchase Shares of Sharing Services Global Corporation’s Class A Common Stock, which is incorporated herein by reference from Exhibit 1.3 to the Company’s Current Report on Form 8-K filed on April 9, 2021

4.5	Warrant to Purchase Shares of Sharing Services Global Corporation’s Class A Common Stock, which is incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 29, 2021

4.6	Form of Warrant to Purchase Shares of Sharing Services Global Corporation’s Class A Common Stock, which is incorporated herein by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 27, 2022

4.7	Form of Secured Advancing Convertible Promissory Note issued, in June 2022, by Sharing Service Global Corporation in favor of Decentralized Sharing Systems, Inc., which is incorporated herein by reference from Exhibit 4.8 to the Company’s Annual Report on Form 10-K filed on June 21, 2022

4.8	Form of Warrant to Purchase Shares of Sharing Services Global Corporation’s Class A Common Stock issued, in June 2022, by Sharing Service Global Corporation to Decentralized Sharing Systems, Inc., which is incorporated herein by reference from Exhibit 4.9 to the Company’s Annual Report on Form 10-K filed on June 21, 2022

10.1	Securities Purchase Agreement dated as of April 5, 2021. by and among Sharing Service Global Corporation and Decentralized Sharing Systems, Inc., which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on April 9, 2021

10.2	Stock Purchase and Share Subscription Agreement dated as of December 23, 2021, by and among Sharing Service Global Corporation and Decentralized Sharing Systems, Inc., which is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 29, 2021

10.3	Business Consulting Agreement dated January 24, 2022, by and between Sharing Service Global Corporation and DSS, Inc., which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on January 27, 2022

10.4	Form of Distributor Agreement of The Happy Co., which is incorporated herein by reference from Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021, filed on June 10, 2021

10.5	2021 The Happy Co. Brand Partner Compensation Plan, which is incorporated herein by reference from Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021, filed on June 10, 2021

10.6	Form of Securities Purchase Agreement entered into, in June 2022, by and among Sharing Services Global Corporation, and the Decentralized Sharing Systems, Inc., which is incorporated herein by reference from Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed on June 21, 2022

10.7	Form of Security Agreement made, in June 2022, by Sharing Service Global Corporation in favor of Decentralized Sharing Systems, Inc., which is incorporated herein by reference from Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed on June 21, 2022

10.8	Form of Loan Agreement entered into, in June 2022, by and between LINDEN REAL ESTATE HOLDINGS, LLC and AMERICAN PACIFIC BANCORP, INC., which is incorporated herein by reference from Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on June 21, 2022

10.9	Form of DEED OF TRUST, ASSIGNMENT OF LEASES AND RENTS, SECURITY AGREEMENT AND FINANCING STATEMENT made, in June 2022, by LINDEN REAL ESTATE HOLDINGS, LLC in favor of Cottonwood Title Insurance Agency, Inc., for the benefit of American Pacific Bancorp, Inc., which is incorporated herein by reference from Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on June 21, 2022

10.10	Form of Demand Promissory Note issued, in June 2022, by LINDEN REAL ESTATE HOLDINGS, LLC in favor of AMERICAN PACIFIC BANCORP, INC., which is incorporated herein by reference from Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on June 21, 2022

10.11	Letter Agreement dated February 3, 2023, by and between Sharing Service Global Corporation and DSS, Inc., which is incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 29, 2023

10.12	Letter Agreement dated February 28, 2023, by and between Sharing Service Global Corporation and Decentralized Sharing Systems, Inc., which is incorporated herein by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 29, 2023

10.13	Securities Exchange and Amendment Agreement dated March 24, 2023, by and between Sharing Service Global Corporation, DSS, Inc., and Decentralized Sharing Systems, Inc., which is incorporated herein by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on March 30, 2023

10.14	Letter Agreement dated April 17, 2023, by and between Sharing Service Global Corporation and Decentralized Sharing Systems, Inc., which is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 20, 2023

21.1	List of Subsidiaries of Sharing Services Global Corporation *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101	The following financial information from our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, and 2022, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Loss; (iii) the Consolidated Statements of Cash Flows and (iv) Consolidated Statements of Stockholders’ Equity (Deficit) *

*Filed herewith

** Furnished herewith

(c) Financial Statement Schedules – Not applicable

ITEM 16. FORM 10-K SUMMARY.

As permitted, the Company has elected to omit the information required by Item 16 of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of June 2023.

SHARING SERVICES GLOBAL CORPORATION
(Registrant)

By:	/s/ John Thatch
John Thatch
Chief Executive Officer and Vice Chairman of the Board of Directors (Principal Executive Officer)

By:	/s/ Anthony S. Chan
Anthony S. Chan
Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Thatch	Chief Executive Officer and Vice Chairman of the Board of	June 23, 2023
John Thatch	Directors (Principal Executive Officer)

/s/ Heng Fai Ambrose Chan	Executive Chairman of the Board of Directors	June 23, 2023
Heng Fai Ambrose Chan

/s/ David K. Keene	Director	June 23, 2023
David K. Keene

/s/ Frank D. Heuszel	Director	June 23, 2023
Frank D. Heuszel

/s/ Castel B. Hibbert	Director	June 23, 2023
Castel B. Hibbert

/s/ Robert H. Trapp	Director	June 23, 2023
Robert H. Trapp

/s/ Christian Zimmerman	Director	June 23, 2023
Christian Zimmerman

