Form 10-Q
period 2023-06-30
SHARING SERVICES GLOBAL Corp
filed 2023-08-11
CIK 1644488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No ☒

As of August 9, 2023, there were 376,328,885 shares of the issuer’s Class A Common Stock outstanding.

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

3

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited financial statements: condensed consolidated balance sheets as of June 30, 2023, and condensed consolidated statements of operations and comprehensive loss, condensed consolidated statements of cash flows, and condensed consolidated statements of changes in stockholders’ equity (deficit) for the three months ended June 30, 2023 and 2022, are those of Sharing Services Global Corporation and its subsidiaries.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	March 31, 2023
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,370,146	$2,994,885
Trade accounts receivable, net	532,405	273,674
Inventory, net	1,477,563	1,636,120
Other current assets, net	1,063,245	527,827
Total Current Assets	4,443,359	5,432,506
Property and equipment, net	466,475	9,270,193
Right-of-use assets, net	437,419	448,240
Investment in unconsolidated entities, net	-	206,231
Intangible assets	509,558	545,372
Other assets	1,184,019	1,177,173
TOTAL ASSETS	$7,040,830	$17,079,715

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	1,000,886	$1,028,510
Accrued and other current liabilities	1,955,644	2,781,037
Accrued sales commission payable	2,148,162	2,357,643
State and local taxes payable	1,462,680	1,446,503
Loans payable, related party, net of unamortized debt discount and unamortized deferred loan cost of $202,779	-	6,922,043
Note payable, related party, net of unamortized debt discount and unamortized deferred loan cost of $1,698,648 as of June 30, 2023, and $2,172,914 as of March 31, 2023, respectively	24,659,562	24,827,086
Total Current Liabilities	31,226,934	39,362,822
Lease liability, long-term	427,203	440,478
TOTAL LIABILITIES	31,654,137	39,803,300
Commitments and contingencies	-	-
Stockholders’ Deficit
Preferred stock, $0.0001 par value, 200,000,000 shares authorized:
Series A convertible preferred stock, $0.0001 par value, 100,000,000 shares designated, 3,100,000 shares issued and outstanding as of June 30, 2023 and March 31, 2023	310	310
Series B convertible preferred stock, $0.0001 par value, no shares issued and outstanding	-	-
Series C convertible preferred stock, $0.0001 par value, 10,000,000 shares designated, 3,220,000 shares issued and outstanding at June 30, 2023 and March 31, 2023	322	322
Class A common stock, $0.0001 par value, 1,990,000,000 shares authorized, 376,328,885 shares and 347,451,880 shares issued and outstanding at June 30, 2023 and March 31, 2023, respectively	37,633	34,745
Class B common stock, $0.0001 par value, 10,000,000 shares designated, no shares issued and outstanding	-	-
Treasury Stock, 26,091,136 shares, at cost	-	(626,187)
Additional paid in capital	84,530,493	84,619,762
Shares to be issued	12,146	12,146
Accumulated deficit	(108,880,737)	(106,456,378)
Accumulated other comprehensive loss	(313,474)	(308,305)
Total Stockholders’ Deficit	(24,613,307)	(22,723,585)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,040,830	$17,079,715

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended
	June 30, 2023	June 30, 2022
Net sales	$2,878,121	$5,303,618
Cost of goods sold	845,829	1,657,028
Gross profit	2,032,292	3,646,590
Operating expenses
Selling and marketing expenses	1,421,490	2,757,800
General and administrative expenses	2,287,072	4,550,903
Total operating expenses	3,708,562	7,308,703
Operating loss	(1,676,270)	(3,662,113)
Other income (expense):
Interest expense, net	(905,811)	(3,120,054)
Gain on employee warrants liability	-	114,960
Gain on extinguishment of debt	150,634	-
Unrealized gain (loss) on investment	(78,632)	4,884,173
Other non-operating income, net	97,822	90,166
Total other income (expense), net	(735,987)	1,969,246
Loss before income taxes	(2,412,257)	(1,692,867)
Income tax provision (benefit)	12,102	(339,857)
Net loss	$(2,424,359)	$(1,353,010)

Other comprehensive loss, net of tax:
Currency translation adjustments	(5,169)	(144,267)
Total other comprehensive loss	(5,169)	(144,267)
Comprehensive loss	$(2,429,528)	$(1,497,277)

Loss per share:
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

Weighted average shares:
Basic	370,934,280	278,315,485
Diluted	370,934,280	278,315,485

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Three Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,424,359)	(1,353,010)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	178,232	171,035
Stock-based compensation	-	(107,588)
Amortization of debt discount and other	515,728	3,412,427
Gain on extinguishment of debt	(150,634)	(324,229)
Gain on investments and other assets	-	(4,884,173)
Bad debt expense	39,933	-
Provision for obsolete inventory	15,847	108,055

Changes in operating assets and liabilities:
Accounts receivable	(498,196)	(206,163)
Inventory	(57,180)	(111)
Other current assets	189,881	298,812
Other assets	-	(19,950)
Accounts payable	(1,635)	374,997
Income taxes payable	-	(30,259)
Lease liability	123	4,162
Accrued and other liabilities	403,283	(1,220,513)
Net Cash Used in Operating Activities	$(1,788,977)	$(3,776,508)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property and equipment and other assets	$-	$(136,807)
Net Cash Used in Investing Activities	$-	$(136,807)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of promissory notes	$-	$5,687,500
Common stock received on litigation settlement	-	(1,043,645)
Retirement of loans	-	(3,270,174)
Net Cash Provided by Financing Activities	$-	$1,373,681

IMPACT OF CURRENCY RATE CHANGES ON CASH	164,237	(30,140)
Decrease in cash and cash equivalents	$(1,624,740)	$(2,569,774)
Cash and cash equivalents, beginning of period	2,994,885	17,023,266
Cash and cash equivalents, end of period	$1,370,145	$14,453,492

Supplemental cash flow information
Cash paid for interest	$-	$481,043
Cash paid for income taxes	$550	$-

Supplemented disclosure of non-cash investing and financing activities:
Sale of commercial real property in exchange for relief from related party loans and other liabilities	$7,438,692	-
Sale of investments in exchange for relief from related party note and other liabilities	$1,500,000	-
Common stock issued to settle accrued interest payable	$539,806	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Class A and Class B Common Stock						Accumulated
	Number		Number		Number		Number		Additional	Shares			Other
	of	Par	of	Par	of	Par	of	Par	Paid in	to be	Treasury	Accumulated	Comprehensive
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Issued	Stock	Deficit	Loss	Total
Balance – March 31, 2023	3,100,000	$310	-	$-	3,220,000	$322	347,451,880	$34,745	$84,619,762	$12,146	(626,187)	$(106,456,378)	$(308,305)	$(22,723,585)
Cancellation of treasury stock	-	-	-	-	-	-	-		(626,187)		626,187	-	-	-
Common stock issued to settle accrued interest payable	-	-	-	-	-	-	28,877,005	2,888	536,918	-	-	-	-	539,806
Currency translation adjustments	-	-	-	-	-	-	-	-	-	-	-	-	(5,169)	(5,169)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(2,424,359)	-	(2,424,359)
Balance – June 30, 2023	3,100,000	$310	-	$-	3,220,000	$322	376,328,885	$37,633	$84,530,493	$12,146	-	$(108,880,737)	$(313,474)	$(24,613,307)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Class A and Class B Common Stock						Accumulated
	Number		Number		Number		Number		Additional	Shares			Other
	of	Par	of	Par	of	Par	of	Par	Paid in	to be	Treasury	Accumulated	Comprehensive
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Issued	Stock	Deficit	Loss	Total
Balance – March 31, 2022	3,100,000	$310	-	$-	3,220,000	$322	288,923,969	$28,892	$80,738,719	$12,146		$(57,886,336)	$(65,109)	$22,828,944
Refinancing of debt and detachable warrants	-	-	-	-	-	-	-	-	1,211,547	-		-	-	1,211,547
Repurchase of 26,091,136 shares of Common Stock											(626,187)			(626,187)
Currency translation adjustments	-	-	-	-	-	-	-	-	-	-		-	(144,267)	(144,267)
Net loss	-	-	-	-	-	-	-	-	-	-		(1,353,010)		(1,353,010)
Balance – June 30, 2022	3,100,000	$310	-	$-	3,220,000	$322	288,923,969	$28,892	$81,950,266	$12,146	(626,187)	(59,239,346)	$(209,376)	$21,917,027

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS

Description of Operations

Sharing Services Global Corporation (“Sharing Services,” “SHRG”) and its subsidiaries (collectively, the “Company”) aim to build shareholder value by developing or investing in innovative emerging businesses and technologies that augment the Company’s products and services portfolio, business competencies, and geographic reach. The Company was incorporated in the State of Nevada in April 2015; its main business activities include:

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

NOTE 2- GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and settle its liabilities in the ordinary course of business for the foreseeable future. The Company has experienced a significant decline in consolidated sales and earnings during the most recent three years. For the three months ended June 30, 2023, and 2022, consolidated net sales were approximately $2.9 million and $5.3 million, respectively, and net loss was approximately $2.4 million and $1.4 million, respectively. In addition, as of June 30, 2023, and March 31, 2023, accumulated deficit was approximately $108.9 million and $106.5 million, respectively.

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

During the past twelve months, the Company has initiated several business initiatives intended to stabilize its sales levels, to drive long-term sales growth, and to create positive cash flows from operations, including by implementing stricter fiscal controls over operating costs and expenditures. The Company believes it will be able to fund its working capital needs for the next 12 months with: (a) secured and unsecured borrowings, including the issuance of convertible notes and borrowings under short-term financing arrangements, (b) capital transactions, and (c) cash from operations. However, there can be no assurance about the future success of the Company’s growth and cost control initiatives or about the Company’s ability to raise sufficient capital and to issue sufficient secured and unsecured debt, including the issuance of convertible notes and borrowings under short-term financing arrangements, in the future to fund its working capital needs.

These matters raise reasonable doubt as to the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated interim financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted as permitted pursuant to the rules and regulations of the SEC, although we believe that the disclosures made are adequate to make the information not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023. Unless so stated, the disclosures in the accompanying condensed consolidated financial statements do not repeal the disclosures in our consolidated financial statements for year ended March 31, 2023.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to the prior periods’ data to conform with the current period’s presentation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents include recent customer remittances deposited with our merchant processors at the balance sheet date, which generally settle within 24 to 72 hours. As of June 30, 2023, and March 31, 2023, cash and cash equivalents included cash held by our merchant processors of approximately $0.2 million and $0.5 million, respectively. In addition, as of June 30, 2023, and March 31, 2023, cash and cash equivalents held in bank accounts in foreign countries in the ordinary course of business were approximately $0.5 million and $1.3 million, respectively. Amounts held by our merchant processor or held in bank accounts located in foreign countries are generally not insured by any federal agency.

Inventory

Inventory consists of finished goods and promotional materials and are stated at the lower of cost, determined using the first-in, first-out (“FIFO”) method, or net realizable value. The Company periodically assesses its inventory levels when compared to current and anticipated sales levels. As of June 30, 2023, and March 31, 2023, the allowance for obsolete inventory was $895,603 and $880,926, respectively, in connection with health and wellness product that is damaged, expired or otherwise in excess of forecasted outputs, based on our current and anticipated sales levels. The Company reports its provisions for inventory losses in cost of goods sold in its condensed consolidated statements of operations.

Other Assets

Other assets include a multi-user license and code of a back-office platform that was acquired for $1,119,650 in 2022. This back-office platform is designed to facilitate the computation and processing of commission payments to distributors, and it requires customization in order for it to be operational. Costs associated with the customization and build out of the platform has been capitalized in accordance with ASC 350 - Capitalization on Internal-Use Software Costs.

Loans Payable

On June 15, 2022, Linden Real Estate Holdings, LLC, a wholly owned subsidiary of the Company, American Pacific Bancorp, Inc. (“APB”), and the Company entered into a Loan Agreement pursuant to which APB loaned the Company approximately $5.7 million. The loan bears interest at the annual rate of 8%, matures on June 1, 2024, and is secured by a first mortgage interest on the Company’s Lindon, Utah office building. In connection with this loan, the Company received net proceeds of $5,522,829 from APB on June 17, 2022. APB is a subsidiary of DSS, Inc, a major stockholder of the Company. Heng Fai Ambrose Chan, and Frank D. Heuszel, each a Director of the Company, also serve on the Board of Directors of APB. Monthly payments of principal and interest in the amount of $43,897 have been made beginning July 1, 2022, and are payable on the same date of each month thereafter.

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

Effective June 30, 2023, the Company, and Decentralized Sharing Systems, Inc. (“DSSI”), entered into an Assignment of Limited Liability Company Interests agreement pursuant to which: (a) DSSI assumed approximately $7.24 million in SHRG liabilities secured by certain Commercial Real Estate, (b) DSSI credited SHRG $239,790 towards accrued interest payable under the 2022 Note (the “$27.0 million loan”), and (c) DSSI acquired ownership of Linden Real Estate Holdings LLC, with its sole asset being a commercial lot and commercial building located in Lindon, Utah, subject to the assumed indebtedness.

Foreign Currency Translation

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

	South Korean Won per USD
	2023	2022
Exchange rate as of June 30	1,318.86	1,298.89
Average exchange rate for the three months ended June 30	1,315.28	1,167.39

Comprehensive Loss

For the three months ended June 30, 2023, and June 30, 2022, the Company’s comprehensive loss was comprised of currency translation adjustments and net loss.

Revenue Recognition

As of June 30, 2023, and March 31, 2023, deferred sales revenue associated with products invoiced but not received by customers at the balance sheet date was $164,138 and $113,896, respectively. In addition, as of June 30, 2023, and March 31, 2023, deferred sales revenue associated with our unfulfilled performance obligations for services offered on a subscription basis was $67,863 and $80,528, and deferred sales revenue associated with our performance obligations for customers’ right of return was $26,737 and $26,894, and deferred revenues associated with customer loyalty points was $25,493 and $25,493, respectively. Deferred sales revenue is expected to be recognized over one year.

During the three months ended June 30, 2023, no individual customer, or affiliated group of customers, represented 10% or more of our consolidated net sales, and 68% of our net sales were to customers and 32% of our net sales were to our independent distributors. During the three months ended June 30, 2022, no individual customer, or affiliated group of customers, represented 10% or more of our consolidated net sales, and 63% of our net sales were to customers and 37% of our net sales were to our independent distributors.

During the three months ended June 30, 2023, and 2022, 95% and 93%, respectively, of our consolidated net sales were to our customers and/or independent distributors located in the United States. No other country accounted for 10% or more of our consolidated net sales.

During the three months ended June 30, 2023, substantially all our consolidated net sales are from our health and wellness products (including 89.3% from the sale of Nutraceutical products, 8.0% from the sale of weight loss management, and 2.7% from the sale skin care products, and remaining sales from the sale of all other health and wellness products). During the three months ended June 30, 2022, substantially all our consolidated net sales are from our health and wellness products (including 70% from the sale of Nutraceutical products, 20% from the sale of coffee and other functional beverages, 9% from the sale of weight management products, and 1% from the sale of all other health and wellness products).

Sales Commissions

The Company recognizes sales commission expenses, when incurred, in accordance with GAAP. During the three months ended June 30, 2023, and 2022, sales commission expense, which is included in selling and marketing expenses in our condensed consolidated statements of operations and comprehensive loss, was $1.0 million and $2.4 million, respectively.

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

NOTE 4 – LOSS PER SHARE

We calculate basic loss per share by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share is calculated similarly but reflects the potential impact of shares issuable upon the conversion or exercise of outstanding convertible preferred stock, convertible notes payable, if any, stock warrants and other commitments to issue common stock, except where the impact would be anti-dilutive.

The following table sets forth the computations of basic and diluted loss per share:

	Three Months Ended June 30,
	2023	2022
Net loss	$(2,424,359)	$(1,353,010)
Weighted average basic shares	370,934,280	278,315,485
Weighted average diluted shares	370,934,280	278,315,485
Loss per share:
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

The following potentially dilutive securities and instruments were outstanding as of June 30, 2023, and 2022, but excluded from the table above:

	As of June 30,
	2023	2022
Convertible preferred stock	6,320,000	6,320,000
Convertible notes payable	-	135,377,975
Total potential incremental shares	6,320,000	141,697,975

The preceding table does not include 1,875,000 stock warrants held by employees which are not vested (or exercisable) as of June 30, 2022. As of June 30, 2023, all employee warrants outstanding were vested.

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

Effective June 30, 2023, the Company and DSSI, entered into a Loan Purchase Contract, Assignment of Note and liens and Other Loan Documents, pursuant to which DSSI purchased from SHRG promissory notes in the amount of $666,875 and related equity interests of 1044Pro LLC, for a purchase price of $400,000, with the financial terms generally summarized as follows: (a) DSSI pays the purchases price by crediting $400,000 to the outstanding principal and interest owing under the terms of the $27.0 million loan, and (b) DSSI acquired ownership of the $666,875 promissory note payable by 1044Pro, free and clear of any liens, and any equity interest in 1044Pro LLC that SHRG held.

NOTE 6 – INVENTORY, NET

Inventory consists primarily of finished goods. The Company provides an allowance for any slow-moving or obsolete inventory. As of June 30, 2023, and March 31, 2023, inventory consists of the following:

	June 30, 2023	March 31, 2023
Finished Goods	$2,373,166	$2,517,046
Allowance for inventory obsolescence	(895,603)	(880,926)
	$1,477,563	$1,636,120

The following table reflects the activity in the allowance for inventory obsolescence for the periods presented:

	Three Months Ended June 30,
	2023	2022
Balance at beginning of period	$880,926	$108,055
Provision for estimated obsolescence	15,847	-
Write-offs and recoveries	(1,170)	-
Balance at end of period	$895,603	$108,055

NOTE 7 – OTHER CURRENT ASSETS, NET

Other current assets consist of the following:

	June 30, 2023	March 31, 2023
Inventory-related deposits	$334,294	$288,649
Accounts receivable, related parties	274,137	167,578
Prepaid insurance and other operational expenses	56,548	105,652
Deposits for sales events	-	120,614
Prepaid interest, related party	552,000	-
Right to recover asset	21,907	20,975
Subtotal	1,238,886	703,468
Less: allowance for losses	(175,641)	(175,641)
	$1,063,245	$527,827

Prepaid insurance and other operational expenses primarily consist of payments for goods and services (such as freight, trade show expenses and insurance premiums) which are expected to be realized in the next operating cycle. Prepaid interest represents interest on the 2022 Note due to DSSI (see NOTE 14 below) for the period from July 1, 2023 inclusive to September 30, 2023. Right to recover assets is associated with our customers’ right of return and is expected to be realized in one year or less. As of both June 30, 2023, and March 31, 2023, the provision for losses in connection with certain inventory-related deposits for which recoverability is less than certain was $175,641 for both reporting periods, respectively.

NOTE 8 – INVESTMENT IN UNCONSOLIDATED ENTITIES, NET

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

Effective June 30, 2023, subject to the terms of a certain Loan Purchase Contract, Assignment of Note and Liens and Other Loan Documents, and Note Allonge document, DSSI purchased from SHRG the Stemtech promissory note in the amount of $1.4 million, along with all SHRG’s rights in any Stemtech warrants, for a purchase price of $1.1 million, with the financial terms generally summarized as follows: (a) DSSI paid the $1.1 million purchase price by crediting the $27.0 million loan, first to interest and then to principal, and (b) DSSI acquired ownership of the $1.4 million promissory note payable by Stemtech, free and clear of any liens, and any equity or warrant interest in the Stemtech that SHRG may have held. As of June 30, 2023, as a result of the transaction, the Company no longer has an investment in Stemtech.

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

Investment in unconsolidated entities consists of the following:

	June 30, 2023	March 31, 2023
Investment in detachable GNTW stock warrant	$-	$143,641
Investment in GNTW common stock	-	18,300
Investment in Stemtech convertible note	-	44,290
Investment in MojiLife, LLC	1,537,000	1,537,000
Subtotal	1,537,000	1,743,231
Less, allowance for impairment losses	(1,537,000)	(1,537,000)
	$-	$206,231

NOTE 9 – PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	June 30, 2023	March 31, 2023
Building and building improvements	$-	$8,952,555
Computer software	1,024,274	1,024,274
Furniture and fixtures	237,042	237,042
Computer equipment	220,264	220,264
Leasehold improvements and other	394,306	394,306
Total property and equipment	1,875,886	10,828,441
Accumulated depreciation and amortization	(1,409,411)	(1,558,248)
	$466,475	$9,270,193

Effective June 30, 2023, the Company and DSSI entered into an Assignment of Limited Liability Company Interests agreement pursuant to which: (a) DSSI assumed approximately $7.24 million in SHRG liabilities secured by certain Commercial Real Estate, (b) DSSI credited SHRG $239,790 towards accrued interest payable under the 2022 Note (the “$27.0 million loan”), and (c) DSSI acquired ownership of Linden Real Estate Holdings LLC, with its sole asset being a commercial lot and commercial building located in Lindon, Utah, subject to the assumed indebtedness. See Note 3, “Significant Accounting Policies – Loans Payable.”

NOTE 10 – ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consist of the following:

	June 30, 2023	March 31, 2023
Deferred sales revenues	$284,231	$246,811
Liability associated with uncertain tax positions	925,795	925,795
Accrued interest payable	-	536,123
Payroll and employee benefits	149,732	329,762
Lease liability, current portion	44,273	41,385
Other accruals	551,613	701,161
	$1,955,644	$2,781,037

Lease liability, current portion, represents obligations due within one year under operating leases for office space, automobiles, and office equipment. See Note14 - LEASES below for more information. As of June 30, 2023, and March 31, 2023, other accruals include amounts due to related parties of $0 and $167,578, respectively, and several operational accruals of $551,612 and $533,583, respectively.

NOTE 11 - NOTE PAYABLE, RELATED PARTY

Note payable, related party, consists of the following:

Issuance Date	Maturity Date	Interest Rate	Conversion Price (per share)		June 30, 2023	March 31, 2023
June 2022	June 2024	8%	$	N/A	$26,358,210	$27,000,000
Unamortized debt discount and deferred financing costs					(1,698,648)	(2,172,914)
					24,659,562	24,827,086
Less: current portion of note payable					24,659,562	24,827,086
Long-term note payable					$-	$-

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

On June 15, 2022, the Company and DSSI which, together with DSS, is a major shareholder of the Company, entered into an agreement pursuant to which the Company issued, to DSSI: (a) a two-year Convertible, Advancing Promissory Note in the principal amount of $27.0 million (the “2022 Note”) in favor of DSSI and (b) a detachable Warrant to purchase up to 818,181,819 shares of the Company’s Class A Common Stock at the exercise price of $0.033 per share. The 2022 Note bears interest at the annual rate of 8% and is due and payable on demand or, if no demand, on May 1, 2024. At any time during the term of the 2022 Note, all or part of the Note may be converted into up to 818,181,819 shares of the Company’s Class A Common Stock, at the option of the holder. Under the terms of the agreement, the Company agreed to pay to DSSI a loan origination fee of $270,000. In addition, DSSI agreed to surrender to the Company all DSSI’s rights pursuant to: (a) a certain Convertible Promissory Note in the principal amount of $30.0 million issued by the Company in April 2021 in favor of DSSI, and (b) a certain detachable Warrant to purchase up to 150,000,000 shares of the Company’s Class A Common Stock, at $0.22 per share, issued concurrently with such $30.0 million note. The Company recognized the transaction with DSSI as a debt extinguishment in accordance with GAAP. Since DSSI is a related party, the difference between the fair value of the new equity instruments and the carrying value of the retired equity instruments was recognized in additional paid in capital on the Company’s consolidated balance sheet.

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

As more fully discussed in Notes 5 and 8, effective June 30, 2023, the Company and DSSI entered into two transactions, involving the sale of certain assets to DSSI, pursuant to which DSSI credited, in the aggregate, $641,790 to principal outstanding on the 2022 Note. In addition, as more fully discussed in Notes 8 and 9, effective June 30, 2023, DSSI also credited, in the aggregate, $546,000 in accrued interest due on the 2022 Note in connection with transactions involving the sale of certain assets to DSSI.

During the three months ended June 30, 2023, and June 30, 2022, interest expense in connection with the Company’s promissory notes was $546,000 and $143,086, respectively, excluding amortization of debt discount and deferred financing costs of $435,550 and $2.5 million, respectively. These amounts are included in interest expense in our condensed consolidated statements of operations.

NOTE 12 – INCOME TAXES

The statutory rates for our domestic and our material foreign operations are as follows for the periods shown:

Country	2023	2022
United States	21%	21%
Republic of Korea	21%	21%

Our consolidated effective income tax rate reconciliation is as follows:

	Three Months Ended June 30,
	2023	2022
Federal statutory rate	21.0%	21.0%
State and local income taxes	(0.3)	0.6
Permanent differences	0.8	-
Change in valuation allowance for NOL carry-forwards	(21.0)	1.3
Stock warrant transactions and other items	-	(2.8)
Effective income tax rate	0.5%	20.1%

Income taxes applicable to our foreign operations are not material in the periods presented.

NOTE 13 - STOCKHOLDERS’ EQUITY

Common Stock

On June 15, 2022, the Company and DSSI which, together with DSS, is a major shareholder of the Company, entered into an agreement pursuant to which the Company issued, to DSSI: (a) a two-year Convertible, Advancing Promissory Note in the principal amount of $27.0 million (the “2022 Note”) in favor of DSSI and (b) a detachable Warrant to purchase up to 818,181,819 shares of the Company’s Class A Common Stock at the exercise price of $0.033 per share. The 2022 Note bears interest at the annual rate of 8% and is due and payable on demand or, if no demand, on May 1, 2024. At any time during the term of the 2022 Note, all or part of the Note may be converted into up to 818,181,819 shares of the Company’s Class A Common Stock, at the option of the holder. Under the terms of the agreement, the Company agreed to pay to DSSI a loan origination fee of $270,000. In addition, DSSI agreed to surrender to the Company all DSSI’s rights pursuant to: (a) a certain Convertible Promissory Note in the principal amount of $30.0 million issued by the Company in April 2021 in favor of DSSI, and (b) a certain detachable Warrant to purchase up to 150,000,000 shares of the Company’s Class A Common Stock, at $0.22 per share, issued concurrently with such $30.0 million note. The Company recognized the transaction with DSSI as a debt extinguishment in accordance with GAAP. Since DSSI is a related party, the difference between the fair value of the new equity instruments and the carrying value of the retired equity instruments was recognized as a capital contribution of $2.0 million in additional paid in capital on the Company’s consolidated balance sheet.

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

On February 28, 2023, the Company and DSSI mutually agreed in a Letter Agreement (the “First DSSI Letter Agreement”) to a mutual settlement of the interest accrued on the 2022 Note issued by the Company to DSSI. In accordance with the DSSI Letter Agreement, the Company agreed to issue 26,285,714 shares of the Company’s Common Stock, at a price per share of $0.021 in lieu of cash payment to satisfy the accrued and unpaid interest through and including December 31, 2022, in the amount of $552,000 owed to DSSI.

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

In May 2022, the Company and certain of its subsidiaries, on the one hand, and Alchemist, the former officer and certain entities affiliated with the former officer, on the other hand, entered into a Confidential Settlement Agreement with Mutual Releases (the “May 2022 Settlement Agreement”) pursuant to which the parties amicably settled all claims and disputes among them; (b) the former officer sold to the Company 26,091,136 shares of the Company’s common stock then under the voting and dispositive control of the former officer; (c) the Company made a one-time payment of $1,043,645; and (d) the Company and its relevant subsidiaries, on the one hand, and the former officer and relevant entities affiliated with the former officer, on the other hand, exchanged customary mutual releases of any prior obligations among them. On May 19, 2022, the closing price for the Company’s common stock was $0.25 per share. In the fiscal quarter ending June 30, 2022, the Company measured and recognized the repurchase of its common stock at its fair value of $626,187, derecognized its remaining liability under the Co-Founder’s Agreement, and recognized a recovery of $324,230 in connection with the previously recognized loss related to the Co-Founder’s Agreement. The Company reported the 26,091,136 shares of the Company’s common stock in Treasury Stock until the interim period ended June 30, 2023, when it cancelled the stock certificate.

On April 17, 2023, the Company and DSSI, mutually agreed in a subsequent Letter Agreement (the “Second DSSI Letter Agreement”) to a mutual settlement of the interest accrued on the 2022 Note between January 1, 2023, through and including March 31, 2023. In accordance with the Second DSSI Letter Agreement, the Company agreed to issue 28,877,005 shares of the Company’s Common Stock, at a price per share of $0.0187 in lieu of cash payment to satisfy the accrued and unpaid interest between January 1, 2023, through and including March 31, 2023, equal to $539,806 owed to DSSI under the Second DSSI Letter Agreement. The Company’s shares were trading at $0.0180 on April 17, 2023.

As of June 30, 2023, and March 31, 2023, 376,328,885 shares and 347,451,880 shares, respectively, of our Class A Common Stock remained issued and outstanding. As of June 30, 2023, and March 31, 2023, there were no shares of the Company’s Class B Common Stock outstanding.

NOTE 14 - RELATED PARTY TRANSACTIONS

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

In January 2022, the Company and DSS who, together with its subsidiaries, is currently a major shareholder of the Company, entered into a one-year Business Consulting Agreement (the “Consulting Agreement”) pursuant to which DSS will provide to the Company certain consulting services, as defined in the Consulting Agreement. The Consulting Agreement may be terminated by either party on a 60-day’s written notice. In connection with the Consulting Agreement, the Company agreed to pay DSS a flat monthly fee of sixty thousand dollars ($60,000) and DSS received a fully vested detachable Stock Warrant to purchase up to 50.0 million shares of the Company’s Class A Common Stock, at the exercise price of $0.0001 per share. On the effective date of the Consulting Agreement, the closing price of the Company’s common stock was $0.07 per share and the fair value of the Stock Warrant was $3.5 million. The fair value of the Stock Warrant was amortized into consulting expense over the term of one year. During the three months ended June 30, 2022, the Company recognized consulting expense of $872,603, in connection with the Consulting Agreement. In February 2022, the Company issued 50.0 million shares of its Common Stock Class A to DSS in connection with exercise of the Stock Warrant.

On June 15, 2022, the Company and DSSI entered into a Securities Purchase Agreement (the “SPA”), pursuant to which the Company issued: (a) a Convertible Promissory Note in the principal amount of $27.0 million (the “2022 Note”) in favor of DSSI and (b) a detachable Warrant to purchase up to 818,181,819 shares of the Company’s Class A Common Stock (the “Warrant”), at $0.033 per share, in exchange for the $27.0 million. The 2022 Note bears interest at the annual rate of 8% and is due and payable on demand or, if no demand, on May 1, 2024. At any time during the term of the 2022 Note, all or part of the Note may be converted into up to 818,181,819 shares of the Company’s Class A Common Stock, at the option of the holder.

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

On February 28, 2023, the Company and DSSI mutually agreed in a Letter Agreement (the “First DSSI Letter Agreement”) to a mutual settlement of the interest accrued on the 2022 Note issued by the Company to DSSI. In accordance with the DSSI Letter Agreement, the Company agreed to issue 26,285,714 shares of the Company’s Common Stock, at a price per share of $0.021 in lieu of cash payment to satisfy the accrued and unpaid interest through and including December 31, 2022, in the amount of $552,000 owed to DSSI.

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

On April 17, 2023, the Company and DSSI mutually agreed in a subsequent Letter Agreement (the “Second DSSI Letter Agreement”) to a mutual settlement of the interest accrued on the 2022 Note between January 1, 2023, through and including March 31, 2023. In accordance with the Second DSSI Letter Agreement, the Company agreed to issue 28,877,005 shares of the Company’s Common Stock, at a price per share of $0.0187 in lieu of cash payment to satisfy the accrued and unpaid interest between January 1, 2023, through and including March 31, 2023, in the amount of $539,806 owed to DSSI.

On May 4, 2023, DSS and DSSI distributed, in the aggregate, 280,528,500 shares of SHRG they then held to DSS, Inc. shareholders in connection with the Form S-1 (file no. 333-271184) initially filed with the Securities and Exchange Commission on April 7, 2023, and declared effective on April 25, 2023. Accordingly, after the distribution, DSS ceased to be a majority shareholder of the Company.

Effective June 30, 2023, subject to the terms of a certain Loan Purchase Contract, Assignment of Note and Liens and Other Loan Documents, and Note Allonge document, DSSI purchased from SHRG a Stemtech promissory note in the amount of $1.4 million, along with all SHRG’s rights in any Stemtech warrants, for a purchase price of $1.1 million, with the financial terms generally summarized as follows: (a) DSSI pays the $1.1 million purchase price by crediting the $27.0 million loan, first to interest and then to principal, and (b) DSSI acquired ownership of certain $1.4 million promissory note payable by Stemtech, free and clear of any liens, and any equity or warrant interest in the Stemtech that SHRG may have held. As of June 30, 2023, as a result of the transaction, the Company no longer has an investment in Stemtech.

As of June 30, 2023, DSS and its subsidiaries owned, in the aggregate, 24.8 million shares of the Company’s Class A Common Stock. Heng Fai Ambrose Chan, Frank D. Heuszel, and John (“JT”) Thatch, each a Director of the Company, also serve on the Board of Directors of DSS. Mr. Chan serves as Chairman of the Board of Directors of the Company. Mr. Thatch also serves as President, CEO and Vice Chairman of the Board of Directors of the Company.

Alset Title Company, Inc.

In December 2021, Sharing Services, through one of its subsidiaries, purchased an office building in Lindon, Utah for $8,942,640. In connection therewith, Alset Title Company, Inc. (“Alset Title”), a subsidiary of DSS, acted as escrow and closing agent for the transaction, at no cost. DSS, together with its subsidiaries, is a major shareholder of the Company.

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

As discussed above, effective June 30, 2023 subject to the terms of an Assignment of Limited Liability Company Interests agreement, DSSI purchased the SHRG subsidiary, Linden Real Estate Holdings LLC, with the financial terms generally summarized as follows: (a) DSSI assumed approximately $7.24 million in SHRG liabilities (namely, all amounts due under the APB Loan and the APB Revolving Note), (b) DSSI credited SHRG $239,790 towards accrued interest payable under the 2022 Note (the “$27.0 million loan”), and (c) DSSI acquired ownership of Linden Real Estate Holdings LLC, with its sole asset being a commercial lot and commercial building located in Lindon, Utah, subject to the assumed indebtedness.

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

HWH World, Inc.

A subsidiary of the Company operating in the Republic of Korea subleases office space, on a month-to-month basis, from HWH World, Inc. (“HWH World”), until June 30, 2023, a subsidiary of DSS and a company affiliated with Heng Fai Ambrose Chan, a Director of the Company. Pursuant to the terms of the sublease agreement, the Company recognized a right-of-use asset and an operating lease liability of $261,835 in connection therewith. In May 2022, the Company and HWH World amended the related sublease agreement to significantly reduce the space subleased by the Company and the related rent obligation. On June 30, 2022, the right-of-use asset and liability were written off and a new month-to-month rental agreement was entered into for the reduced space subleased by the Company. The company recognized $936 in rent expense in connection with the new lease.

In September 2021, the Company and HWH World entered into an Advisory Agreement pursuant to which the Company provides strategic advisory services to HWH World in connection with its North America expansion plans in exchange for a monthly fee of $10,000. The Advisory Agreement was terminated during the three months ended June 30, 2022.

On July 1, 2023, the Company and DSSI, entered into a Securities Purchase Agreement, pursuant to which the Company purchased 1,000 shares of common stock, par value $0.001 per share, (the “Shares”) representing all of the issued and outstanding shares of common stock of HWH World, Inc., a Texas corporation (“HWHW”). The Company purchased the Shares for a consideration of (i) $10 paid immediately in cash, and (ii) up to $711,300 payable from the gross proceeds generated from the sale of HWHW’s inventory, payable quarterly, and as described in detail in the Securities Purchase Agreement.

Alchemist Holdings, LLC

In June 2020, the Company and a former Company officer entered into a Settlement Accommodation Agreement and an Amended and Restated Founder Consulting Agreement pursuant to which the Company and the former officer agreed to settle all existing disputes between them, the former officer agreed to continue to provide certain consulting services to the Company, and the Company agreed to pay certain amounts to the former officer. The Company recognized a settlement liability of $2.0 million in connection therewith.

In May 2022, the Company and certain of its subsidiaries, on the one hand, and Alchemist Holdings, LLC, the former officer discussed in the preceding paragraph and certain entities affiliated with the former officer, on the other hand, entered into a Confidential Settlement Agreement with Mutual Releases (the “May 2022 Settlement Agreement”) pursuant to which the parties amicably settled all claims and disputes among them; (b) the former officer sold to the Company 26,091,136 shares of the Company’s common stock then under the voting and dispositive control of the former officer; (c) the Company made a one-time payment of $1,043,645; and (d) the Company and its relevant subsidiaries, on the one hand, and the former officer and relevant entities affiliated with the former officer, on the other hand, exchanged customary mutual releases of any prior obligations among them. On May 19, 2022, the closing price for the Company’s common stock was $0.25 per share. In the fiscal year ended March 31, 2023, the Company measured and recognized the repurchase of its common stock at its fair value of $652,278, derecognized its remaining liability under the Co-Founder’s Agreement, and recognized a recovery of $324,230 in connection with the previously recognized loss related to the Co-Founder’s Agreement. As of each June 30, 2023, and March 31, 2023, the settlement liability balance is $0.

The Company subleases warehouse and office space from Alchemist, a 10% shareholder of the Company on a month-to-month basis until May 2022. For the three months ended June 30, 2023, 2022, rent expense associated with such sublease agreement was $104,000 and $105,000, respectively.

NOTE 15 – STOCK-BASED COMPENSATION

Stock Warrants

Stock Warrants Issued to Directors, Officers and Employees

In January 2022, the Company and DSS who, together with its subsidiaries, was then a majority shareholder of the Company, entered into a one-year Business Consulting Agreement (the “Consulting Agreement”) pursuant to which the DSS would provide to the Company certain consulting services, as defined in the Consulting Agreement. In connection with the Consulting Agreement, the Company agreed to pay DSS and flat monthly fee of sixty thousand dollars ($60,000) and DSS received a fully vested detachable Stock Warrant to purchase up to 50.0 million shares of the Company’s Class A Common Stock, at the exercise price of $0.0001 per share. On the effective date of the Consulting Agreement, the closing price of the Company’s common stock was $0.07 per share and the fair value of the Stock Warrant was $3.5 million. The fair value of the Stock Warrant was amortized into consulting expense over the term of one year. During the three months ended June 30, 2023, and 2022, the Company recognized consulting expense of $0 and $872,603 million, respectively, in connection with the Consulting Agreement. In February 2023, the Company issued 50.0 million shares of its Common Stock Class A to DSS in connection with exercise of the Stock Warrant.

In June 2022, the Company and DSSI entered into a Securities Purchase Agreement (the “SPA”) pursuant to which the Company issued: (a) a Convertible Promissory Note in the principal amount of $27.0 million (the “2022 Note”) in favor of DSSI and (b) a detachable Warrant to purchase up to 818,181,819 shares of the Company’s Class A Common Stock (the “Warrant”), at $0.033 per share. At any time during the term of the 2022 Note, all or part of the Note was convertible into up to 818,181,819 shares of the Company’s Class A Common Stock, at the option of the holder. In connection with the SPA, DSSI surrendered to the Company all DSSI’s rights pursuant to: (a) the Convertible Promissory Note in the principal amount of $30.0 million discussed in the preceding paragraph, and (b) the detachable Warrant to purchase up to 150,000,000 shares of the Company’s Class A Common Stock discussed in the preceding paragraph. In March 2023, the parties entered into a Securities Exchange and Amendment Agreement pursuant to which the parties agreed to amend the 2022 Note by removing the conversion rights granted by the 2022 Note. The Company recognized the transaction with DSSI as a debt extinguishment in accordance with GAAP. Since DSSI is a related party, the difference between the fair value of the new equity instruments and the carrying value of the retired equity instruments was recognized as a deemed dividend in the Company’s financial statements in the fiscal year ended March 31, 2023.

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

During the three months ended June 30, 2023, and 2022, the Company recognized a compensatory gain of $0 and $114,960, respectively, in connection with grants with a variable exercise price after service is completed.

NOTE 16 – LEASES

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

The following information pertains to the Company’s leases as of the balance sheet dates indicated:

Assets	Classification	June 30, 2023	March 31, 2023
Operating leases	Right-of-use assets, net	$437,419	$448,240
Total lease assets		$437,419	$448,240

Liabilities
Operating leases	Accrued and other current liabilities	$44,273	$41,385
Operating leases	Lease liability, long-term	427,203	440,478
Total lease liabilities		$471,476	$481,863

The following information pertains to the Company’s leases for the periods indicated:

		Three Months Ended June 30,
Lease cost	Classification	2023	2022
Operating lease cost	General and administrative expenses	$27,534	$23,178
Operating lease cost	Depreciation and amortization	-	-
Operating lease cost	Interest expense, net	-	-
Total lease cost		$27,534	$23,178

The Company’s lease liabilities are payable as follows:

Twelve months ending June 30,	Amount
2024	$98,672
2025	101,452
2026	104,231
2027	107,011
2028	109,790
Thereafter	169,550
Total remaining payments	690,706
Less imputed interest	(219,230)
Total lease liability	$471,476

NOTE 17 – COMMITMENTS AND CONTINGENCIES

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

The outcome of litigation is uncertain, and despite management’s view of the merits of any litigation, or the reasonableness of the Company’s estimates and reserves, the Company’s financial statements could nonetheless be materially affected by an adverse judgment. The Company believes it has adequately reserved for the contingencies arising from current legal matters where an outcome was deemed to be probable, and the loss amount could be reasonably estimated. No provision for legal matters was deemed necessary at June 30, 2023.

Legal Proceedings

The Company from time to time is involved in various claims and lawsuits incidental to the conduct of its business in the ordinary course. We do not believe that the ultimate resolution of these matters will have a material adverse impact on our consolidated financial position, results of operations or cash flows.

(a)	Case No. 4:20-cv-00946; Dennis Burback, Ken Eddy and Mark Andersen v. Robert Oblon, Jordan Brock, Jeff Bollinger, Four Oceans Global, LLC, Four Oceans Holdings, Inc., Alchemist Holdings, LLC, Elepreneurs U.S., LLC, Elevacity U.S., LLC, Sharing Services Global Corporation, Custom Travel Holdings, Inc., and Does 1-5, pending in the United States District Court for the Eastern District of Texas. On December 11, 2020, three investors in Four Oceans Global, LLC filed a lawsuit against the Company, its affiliated entities, and other persons and entities related to an investment made by the three Plaintiffs in 2015. The Company and its affiliated entities filed an answer denying the three investors’ claims. Plaintiffs filed a First Amended Complaint on October 14, 2021. The Company and its affiliated entities responded in November 2021 by filing a Motion to Dismiss the claims contained in the Amended Complaint. The Motion was granted on July 20, 2022, by Court Order dismissing with prejudice the Company and all affiliated entities from the lawsuit. In early August 2022, Plaintiffs on their own motion moved to dismiss all claims against the remaining parties in the case to enable the Order of Dismissal to become an appealable, final Order. On September 7, 2022, Plaintiffs filed a Notice of Appeal to the United States Court of Appeals for the Fifth Circuit. The Plaintiffs filed their Proposed Sufficient Brief of Appellants with the Fifth Circuit on January 2, 2023. The Company filed e a Response Brief on February 22, 2023. The appeal is still pending as of June 30, 2023.

(b)	Case No. 4:21-cv-00026; Elepreneurs Holdings, LLC d/b/a Elepreneur, LLC, Elepreneurs U.S., LLC d/b/a Elepreneurs, LLC, and SHRG IP Holdings, LLC v. Lori Ann Benson, Andrea Althaus and Lindsey Buboltz, pending in the United States District Court for the Eastern District of Texas. On December 31, 2020, the Company filed suit against three former distributors and obtained injunctive relief from the 429th Judicial District of Collin County, Texas. The lawsuit was removed by the three former distributors to federal court. The Company subsequently obtained injunctive relief from the federal court. The parties settled their disputes, and a Joint Motion for Final Dismissal was entered on October 7, 2022.

(c)	Case No. 429-01137-2022; Elevacity U.S., LLC d/b/a The Happy Co. and Elepreneurs U.S., LLC d/b/a Elepreneurs, LLC v. Mark Willodson, Judy Willodson and Valentus, Inc., pending in the 429th Judicial District Court of Collin County, Texas. On March 9, 2022, the Company filed suit against a competitor and former distributors. On April 4, 2023, this legal proceeding was settled between the parties.

(d)

Case No. 9:22-cv-00146; Travel Gig, LLC and Happitravel, LLC v. Sharing Services Global Corporation, SHRG IP Holdings, LLC; Global Travel Destinations, LLC., and Does 1-25, pending in the United States District Court for the District of Montana. On September 7, 2022, Plaintiffs filed a lawsuit against the Company and two affiliated entities alleging trademark infringement concerning the Company’s affiliated travel entity. Plaintiffs filed a motion seeking a Preliminary Injunction and the Court set a hearing on the motion for November 1, 2022. On December 30, 2022, the Plaintiffs filed a status report to the Court that a settlement had been reached. On February 2, 2023, the Parties filed a Joint Motion for Dismissal. The Court entered a Dismissal with Prejudice on February 6, 2023.

(e)	Case No. 4:22-cv-00042; Elevacity U.S., LLC d/b/a The Happy Co. and Elepreneurs U.S., LLC d/b/a Elepreneurs, LLC v. Brian Christopher Schweda, Jr., pending in the United States District Court for the Eastern District of Texas. On January 20, 2022, the Company filed suit against a former distributor. On April 10, 2023, this legal proceeding was settled between the parties.

(f)	Case No. 4:22-cv-00047; Elevacity U.S., LLC d/b/a The Happy Co. and Elepreneurs U.S., LLC d/b/a Elepreneurs, LLC v. Kimberley McLean, pending in the United States District Court for the Eastern District of Texas. On January 20, 2022, the Company filed suit against a former distributor. On April 10, 2023, this legal proceeding was settled between the parties.

NOTE 18 - FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

Our financial instruments consist of cash equivalents, if any, accounts receivable, notes receivable, investments in unconsolidated entities, accounts payable and notes payable. The carrying amounts of cash equivalents, if any, trade accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these financial instruments.

Consistent with the valuation hierarchy contained in ASC Topic 820, we categorized certain of our financial assets and liabilities as follows:

	June 30, 2023
	Total	Level 1	Level 2	Level 3
Assets

Investment in unconsolidated entities	$-	$-	$-	-
Total assets	$-	$-	$-	$-
Liabilities

Notes payable	$24,659,562	$-	$24,659,562	$-
Total liabilities	$24,659,562	$-	$24,659,562	$-

	As of March 31, 2023
	Total	Level 1	Level 2	Level 3
Assets
Investment in unconsolidated entities	$206,231	$-	$-	$206,231
Total assets	$206,231	$-	$-	$206,231
Liabilities

Notes payable	$24,827,086	$-	$24,827,086	-
Total liabilities	$24,827,086	$-	$24,827,086	$-

NOTE 19 - SUBSEQUENT EVENTS

On July 1, 2023, the Company and DSSI, entered into a Securities Purchase Agreement, pursuant to which the Company purchased 1,000 shares of common stock, par value $0.001 per share, (the “Shares”) representing all of the issued and outstanding shares of common stock of HWH World, Inc., a Texas corporation (“HWHW”). The Company purchased the Shares for a consideration of (i) $10 paid immediately in cash, and (ii) up to $711,300 payable from the gross proceeds generated from the sale of HWHW’s inventory, payable quarterly, and as described in detail in the Securities Purchase Agreement.

On July 1, 2023, the Company and DSSI, entered into a Securities Purchase Agreement, pursuant to which the Company purchased 1,000 shares of common stock, par value $0.001 per share, (the “HWHH Shares”) representing all of the issued and outstanding shares of common stock of HWHH Holdings, Inc., a Texas corporation (“HWHH”). The Company purchased the HWHH Shares for a consideration of (i) $10.00 paid immediately in cash, and (ii) up to $1,210,224 payable from the gross proceeds generated from the sale of HWHH’s inventory, payable quarterly, and as described in detail in the Securities Purchase Agreement.

On July 28, 2023, David Keene resigned as a member of the Board of Directors of the Company (the “Board”), effective immediately. Mr. Keene’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices, including its internal controls or financial related matters.

On August 1, 2023, Christian Zimmerman resigned as a member of the Board, effective immediately. Mr. Zimmerman’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices, including its internal controls or financial related matters.

On August 2, 2023, Castel B. Hibbert resigned as a member of the Board, effective immediately. Mr. Hibbert’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices, including its internal controls or financial related matters.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following section discusses management’s views of the financial condition and the results of operations and cash flows of Sharing Services Global Corporation and consolidated subsidiaries. This section should be read in conjunction with: (a) our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, and (b) our condensed consolidated financial statements included elsewhere in this Quarterly Report. This section may contain forward-looking statements. See “Cautionary Notice Regarding Forward-Looking Statements” above for a discussion of forward-looking statements.

Summary Results of Operations:

	Three Months Ended June 30,
	2023	2022	Increase (Decrease)	% Change
Net sales	$2,878,121	$5,303,618	(2,425,497)	-45.7%
Gross profit	2,032,292	3,646,590	(1,614,298)	-44.3%
Operating expenses	(3,708,562)	(7,308,703)	3,600,141	-49.3%
Operating loss	(1,676,270)	(3,662,113)	1,985,843	-54.2%
Non-Operating income (expense), net	(735,987)	1,969,246	(2,705,233)	-137.4%
Loss before income taxes	(2,412,259)	(1,692,867)	(719,390)	42.5%
Income tax (benefit) expense	12,102	(339,857)	351,959	-103.6%
Net loss	$(2,424,359)	$(1,353,010)	$(1,071,349)	79.2%

Highlights for the Three months ended June 30, 2023:

●	For the three months ended June 30, 2023, our consolidated net sales decreased $2.4 million, or 45.7%, compared to the three months ended June 30, 2022.

●	For the three months ended June 30, 2023, our consolidated gross profit decreased $1.6 million, or 44.3%, compared to the three months ended June 30, 2022. Our consolidated gross margin was 70.6% for the three months ended June 30, 2023, compared to 68.8% for the three months ended June 30, 2022.

●	For the three months ended June 30, 2023, our consolidated operating expenses decreased $3.6 million, or 49.3%, compared to the three months ended June 30, 2022.

●	For the three months ended June 30, 2023, our consolidated operating loss was $1.7 million, compared to $3.7 million for the three months ended June 30, 2022.

●	For the three months ended June 30, 2023, our consolidated net non-operating expense was $0.7 million, compared to net non-operating income of $2.0 million for the three months ended June 30, 2022.

●	For the three months ended June 30, 2023, our consolidated net loss was $2.4 million compared to $1.4 million for the three months ended June 30, 2022. For the three months ended June 30, 2023, and 2022, our diluted loss per share was $0.01 and $0.01, respectively

●	For the three months ended June 30, 2023, our consolidated net cash used by operating activities was $1.8 million, compared to $3.8 million for the three months ended June 30, 2022.

●	In June 2022, Sharing Services issued a Convertible Promissory Note in the principal amount of $27.0 million in favor of DSSI (the “2022 Note”), among other things, and rescinded the April 2021 Convertible Promissory Note in the principal amount of $30.0 million issued in April 2021.

●	In April 2023, Sharing Services issued 28,877,005 shares of the Sharing Services’ Common Stock to DSSI in lieu of cash payment to satisfy the accrued and unpaid interest from January 1, 2023, through and including March 31, 2023, in the amount of $539,806, owed to DSSI in connection with the June 2022 Note discussed in the preceding item.

●	In May 2023, DSS and DSSI distributed, in the aggregate, 280,528,500 shares of Sharing Services they then held to the shareholders of DSS, Inc. and DSS ceased to be a majority shareholder of the Company.

●	Effective June 30, 2023, Sharing Services and DSSI entered into an agreement pursuant to which: (a) DSSI assumed approximately $7.24 million in liabilities of Sharing Services, secured by certain Commercial Real Estate, (b) DSSI credited Sharing Services $239,790 towards accrued interest payable under the June 2022 Note, and (c) DSSI acquired ownership from Sharing Services of a commercial lot and commercial building located in Lindon, Utah, subject to the assumed indebtedness.

●	Effective June 30, 2023, Sharing Services and DSSI entered into an agreement pursuant to which DSSI purchased from Sharing Services a Stemtech promissory note in the amount of $1.4 million, along with all the Company’s rights in any Stemtech warrants, for a purchase price of $1.1 million, and DSSI paid the purchase price by crediting amounts owing under the June 2022 Note, first to interest and then to principal

●	Effective June 30, 2023, Sharing Services and DSSI entered into an agreement pursuant to which DSSI purchased from Sharing Services promissory notes in the amount of $666,875 and related equity interests of 1044Pro LLC then held by Sharing Services, for a purchase price of $400,000, and DSSI paid the purchase price by crediting amounts owing under the June 2022 Note.

Overview

Summary Description of Business

Sharing Services Global Corporation and subsidiaries (“Sharing Services”, “we,” or the “Company”) aim to build shareholder value by developing or acquiring businesses and technologies that increase the Company’s product and services portfolio, business competencies, and geographic reach.

Currently, the Company, through its subsidiaries, markets and distributes its health and wellness and other products primarily in the U.S. and Canada using a direct selling business model. In addition, the Company’s U.S. subsidiaries market our products and services through an independent sales force, using their proprietary websites, including: www.thehappyco.com.

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

Industry and Business Trends

The information in “Industry and Business Trends” included in ITEM 1 — “Business” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, is incorporated herein by reference.

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

Results of Operations

The Three months ended June 30, 2023, Compared to the Three months ended June 30, 2022

Net Sales

For the three months ended June 30, 2023, our consolidated net sales decreased by $2.4 million, or 45.7%, to $2.9 million, compared to the three months ended June 30, 2022. The decrease in net sales mainly reflects: (a) continuation of the decline in consumer orders that we experienced since the fiscal year 2020, (b) a decline in independent distributor orders, in the number of new independent distributors and in the number of continuing active distributors, resulting, in part, from recent product reformulations and increased competition for independent distributors, and (c) the generally adverse impact on consumer buying trends resulting from the recent increase in consumer good prices and in energy costs in the U.S.

The $2.4 million decrease in consolidated net sales primarily reflects a decrease in the number of comparable product units sold.

During the three months ended June 30, 2023, and 2022, the Company derived substantially all its consolidated net sales from the sale of its health and wellness product line.

During the three months ended June 30, 2023, 68% of our net sales were to customers and 32% of our net sales were to our independent distributors.

Gross Profit

For the three months ended June 30, 2023, our consolidated gross profit decreased by $1.6 million, or 44.3%, to $2.0 million, compared to the three months ended June 30, 2022, and our consolidated gross margins were 70.6% and 68.8%, respectively. For the three months ended June 30, 2023, gross margin benefited from a decrease in shipping expenses and promotional pricing, as a percentage of sales.

Selling and Marketing Expenses

For the three months ended June 30, 2023, our consolidated selling and marketing expenses decreased by $1.3 million, to $1.4 million, or 49.4% of consolidated net sales, compared to $2.8 million, or 52.0% of consolidated net sales, for the three months ended June 30, 2022. The $1.3 million decrease in consolidated selling and marketing expenses is due primarily to lower sales commissions of $1.3 million (which reflects the decrease in our consolidated net sales discussed above).

General and Administrative Expenses

For the three months ended June 30, 2023, our consolidated general and administrative expenses (which include corporate employee compensation and benefits, stock-based compensation, professional fees, rent and other occupancy costs, certain consulting fees, telephone and information technology expenses, insurance premiums, and other administrative expenses) decreased by $2.3 million, to $2.3 million, or 79.5% of consolidated net sales compared to $4.6 million, or 85.8% of consolidated net sales, for the three months ended June 30, 2022. The $2.3 million decrease in consolidated general and administrative expenses was primarily due to lower consulting expense of approximately $1.1 million, and lower employee compensation and compensation-related benefits of $672,000 due to less headcount year over year.

Interest Expense, Net

For the three months ended June 30, 2023, our consolidated interest expense was $680,082, excluding amortization of debt discount and amortization of deferred financing costs of $515,728, and interest income of $289,999.

For the three months ended June 30, 2022, our consolidated interest expense was $143,086, excluding amortization of debt discount of $2.1 million and amortization of deferred financing costs of $400,000, and interest income of $42,033.

Gain (loss) on employee warrants liability

For the three months ended June 30, 2023, no compensatory gain or loss on employee warrants was recognized. For the three months ended June 30, 2022, $114,960 of compensatory gain on employee warrants was recognized.

Gain on Extinguishment of Debt

Effective June 30, 2023, the Company, and DSSI, entered into three transactions whereby such transactions offset certain liabilities through the sale of assets. The Company recognized the transactions as extinguishment of debt of $150,634, before income tax, in connection therewith.

Unrealized gain (loss) on investment

For the three months ended June 30, 2023, the Company recognized an unrealized loss, before income tax, of $78,632 in connection with its investment in Stemtech. For the three months ended June 30, 2022, the Company recognized unrealized gains, before income tax, of $4.9 million in connection with its investment in the Stemtech Convertible Note, the GNTW Warrant, and the shares of GNTW common stock.

Litigation Settlements and Other Non-operating Income/Expenses

For the three months ended June 30, 2023, and 2022, our net consolidated non-operating income includes recoveries on litigation settlements of $100,000 and $69,229, respectively, and other non-operating (expense) income of ($2,178) and $20,937, respectively.

Income Tax (Benefit) Provision

Income tax (benefit) provision includes current and deferred income taxes for both our domestic and foreign operations. Income from our international operations is subject to taxation in the countries in which we operate.

During the three months ended June 30, 2023, the Company recognized a current federal income tax provision of $3,176, and a state and local tax provision of $8,926. During the three months ended June 30, 2022, the Company recognized a current federal income tax benefit of $882,692, a provision for deferred federal income taxes of $552,445, and a state and local tax benefit of $9,610.

Net Loss and Loss per Share

As a result of the foregoing, for the three months ended June 30, 2023, our consolidated net loss was $2.4 million, compared to $1.4 million for the three months ended June 30, 2022. For the three months ended June 30, 2023, and June 30, 2022, our diluted loss per share was $0.01 and $0.00, respectively.

Liquidity and Capital Resources

We broadly define liquidity as our ability to generate sufficient cash, from internal and external sources, to meet our obligations and commitments. We believe that, for this purpose, liquidity cannot be considered separately from capital resources.

Working Capital

Working capital (total current assets minus total current liabilities). We had a deficiency in our working capital of approximately $26.8 million as of June 30, 2023, compared to $33.9 million as of March 31, 2023.

As of June 30, 2023, and March 31, 2023, our cash and cash equivalents were $1.4 million and $3.0 million, respectively. Based upon the current level of operations and anticipated investments necessary to grow our business, we believe that anticipated funds from operations will likely be sufficient to meet our working capital requirements over the next 12 months.

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

Historical Cash Flows

Historically, our primary sources of cash have been capital transactions involving the issuance of equity securities and secured and unsecured debt (See “Short-term Borrowings and Convertible Notes” below) and cash flows from operating activities; and our primary uses of cash have been for operating activities, capital expenditures, acquisitions, net cash advances to related parties, and debt repayments in the ordinary course of our business.

The following table summarizes our cash flow activities for the three months ended June 30, 2023, compared to the three months ended June 30, 2022:

	Three Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(1,788,977)	$(3,776,508)
Net cash used in investing activities	-	(136,807)
Net cash provided by financing activities	-	1,373,681
Impact of currency rate changes in cash	164,237	(30,140)
Decrease in cash and cash equivalents	$(1,624,740)	$(2,569,774)

Net Cash Used in Operating Activities

For the three months ended June 30, 2023, net cash used in operating activities was $1.8 million, compared to $3.8 million for the three months ended June 30, 2022. The $2.0 million decrease was due to a decline in operating losses of $1.15 million (excluding non-cash items, such as depreciation and amortization, stock-based compensation expense, provision for obsolete inventory losses, amortization of debt discount, unrealized gain (loss) on investments, losses on impairment of investments in unconsolidated entities and notes receivable, and gains on extinguishment of debt), and a change in operating assets and liabilities of $835,301.

Net Cash Used in Investing Activities

For the three months ended June 30, 2023, net cash used in investing activities was $0, compared to $136,807 for the three months ended June 30, 2022. The $136,807 change was due to lower capital expenditures.

Net Cash Provided by Financing Activities

For the three months ended June 30, 2023, net cash used in financing activities was $0, compared to $1.4 million for the three months ended June 30, 2022. The decrease was due to lower proceeds from loans under promissory notes, net of loan repayments, of $2.4 million. The decrease was partially offset by lower Sharing Services common stock received in connection with a litigation settlement of $1.0 million.

Impact of currency rate changes in cash

For the three months ended June 30, 2023, the impact of currency rate changes in cash was $164,237, compared to $30,140 for the three months ended June 30, 2022. See Note 3 of the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, for information about our translation of foreign currency financial statements.

Legal Proceedings

The information contained in Note 17, COMMITMENTS AND CONTINGENCIES - Legal Proceedings, of the Notes to Condensed Consolidated Financial Statements located elsewhere in this Quarterly Report is incorporated herein by reference.

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

Short-term Borrowings and Convertible Notes

Convertible Notes from Related Parties

Decentralized Sharing Systems, Inc. (“DSSI”)

In April 2021, the Company and DSSI which, together with DSS, Inc., is a major shareholder of the Company, entered into a Securities Purchase Agreement, pursuant to which the Company issued: (a) a Convertible Promissory Note in the principal amount of $30.0 million (the “Note”) in favor of DSSI, and (b) a detachable Warrant to purchase up to 150,000,000 shares of the Company’s Class A Common Stock, at $0.22 per share, and DSSI loaned to the Company $30.0 million. At any time during the term of the Note, all or part of the Note, including principal, less unamortized prepaid interest, if any, plus any accrued interest and other fees was convertible into shares of the Company’s Class A Common Stock at the rate of $0.20 per share, at the option of the holder. As further discussed below, the Note and the detachable Warrant were redeemed in June 2022.

In June 2022, the Company and DSSI entered into a Securities Purchase Agreement (the “SPA”), pursuant to which the Company issued: (a) a Convertible Promissory Note in the principal amount of $27.0 million (the “2022 Note”) in favor of DSSI and (b) a detachable Warrant to purchase up to 818,181,819 shares of the Company’s Class A Common Stock (the “Warrant”), at $0.033 per share, in exchange for the $27.0 million. The 2022 Note bears interest at the annual rate of 8% and is due and payable on demand or, if no demand, on May 1, 2024. At any time during the term of the 2022 Note, all or part of the Note was convertible into up to 818,181,819 shares of the Company’s Class A Common Stock, at the option of the holder. In connection with SPA, DSSI surrendered to the Company all DSSI’s rights pursuant to: (a) a certain Convertible Promissory Note in the principal amount of $30.0 million issued by the Company in April 2021 in favor of DSSI, and (b) a certain detachable Warrant to purchase up to 150,000,000 shares of the Company’s Class A Common Stock, at $0.22 per share, issued concurrently with such $30.0 million note.

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

On February 28, 2023, the Company and DSSI mutually agreed in a Letter Agreement (the “First DSSI Letter Agreement”) to a mutual settlement of the interest accrued on the 2022 Note issued by the Company to DSSI. In accordance with the DSSI Letter Agreement, the Company agreed to issue 26,285,714 shares of the Company’s Common Stock, at a price per share of $0.021 in lieu of cash payment to satisfy the accrued and unpaid interest through and including December 31, 2022, in the amount of $552,000 owed to DSSI.

On April 17, 2023, the Company and DSSI mutually agreed in a subsequent Letter Agreement (the “Second DSSI Letter Agreement”) to a mutual settlement of the interest accrued on the 2022 Note between January 1, 2023, through and including March 31, 2023. In accordance with the Second DSSI Letter Agreement, the Company agreed to issue 28,877,005 shares of the Company’s Common Stock, at a price per share of $0.0187 in lieu of cash payment to satisfy the accrued and unpaid interest between January 1, 2023, through and including March 31, 2023, in the amount of $539,806 owed to DSSI.

On May 4, 2023, DSS and DSSI distributed, in the aggregate, 280,528,500 shares of SHRG they then held to DSS, Inc. shareholders in connection with the Form S-1 (file no. 333-271184) initially filed with the Securities and Exchange Commission on April 7, 2023, and declared effective on April 25, 2023. Accordingly, after the distribution, DSS ceased to be a majority shareholder of the Company.

As of June 30, 2023, DSS and its affiliates owned, in the aggregate, 24,821,089 shares of the Company’s Class A Common Stock. Heng Fai Ambrose Chan, Frank D. Heuszel, and John (“JT”) Thatch, each a Director of the Company, also serve on the Board of Directors of DSS. Mr. Chan serves as Executive Chairman of the Board of Directors of the Company. Mr. Thatch serves as President, CEO and Vice Chairman of the Board of Directors of the Company.

American Pacific Bancorp, Inc.

On June 15, 2022, Sharing Services, through one of its subsidiaries, entered into a secured real estate promissory note with American Pacific Bancorp, Inc. (“APB”), and the Company entered into a Loan Agreement pursuant to which APB loaned the Company approximately $5.7 million (the “APB Loan”). The APB Loan bears interest at the annual rate of 8% matures on June 1, 2024, is payable in equal monthly instalments of $43,897 commencing on July 1, 2022 (with the remainder due on June 1, 2024). The loan is secured by a first mortgage interest on the Company’s Lindon, Utah office building. In connection with this loan, the Company received net proceeds of $5,522,829 from APB on June 17, 2022. APB is a subsidiary of DSS. Heng Fai Ambrose Chan, Frank D. Heuszel and John “JT” Thatch, each a Director of the Company, also serve on the Board of Directors of DSS, and Messrs. Chan and Heuszel also serve on the Board of Directors of APB.

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

Effective June 30, 2023 subject to the terms of an Assignment of Limited Liability Company Interests agreement, DSSI purchased the SHRG subsidiary, Linden Real Estate Holdings LLC, with the financial terms generally summarized as follows: (a) DSSI assumed approximately $7.24 million in SHRG liabilities (namely, all amounts due under the APB Loan and the APB Revolving Note), (b) DSSI credited SHRG $239,790 towards accrued interest payable under the 2022 Note, and (c) DSSI acquired ownership of Linden Real Estate Holdings LLC, with its sole asset being a commercial lot and commercial building located in Lindon, Utah, subject to the assumed indebtedness.

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

Capital Requirements

During the three months ended June 30, 2023, there were no capital expenditures for property and equipment (consisting of furniture and fixtures, computer equipment and software, other office equipment and leasehold improvements) in the ordinary course of our business.

Contractual Obligations

There were no material changes to our contractual cash obligations during the three months ended June 30, 2023.

Off-Balance Sheet Financing Arrangements

As of June 30, 2023, we had no off-balance sheet financing arrangements.

Inflation

In recent history, inflation has generally been low in the geographies where we operate. However, during the fiscal period covered by this Quarterly Report, the inflation rate in the United States averaged around 4%, primarily as a result of higher energy, housing, and food costs. Please see “Our business and financial performance could be adversely affected by inflation” contained in ITEM 1A, — “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023.

Critical Accounting Estimates

There were no material changes to the Company’s critical accounting estimates or assumptions since March 31, 2023.

Accounting Changes and Recent Accounting Pronouncements

For discussion of accounting changes and recent accounting pronouncements, see Note 3 of the Notes to Condensed Consolidated Financial Statements contained elsewhere in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company is a Smaller Reporting Company, as defined in Rule 12b-2 of the Exchange Act, and, accordingly, is not required to provide the information called for by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of the end of the fiscal period covered by this Quarterly Report, and concluded that, as of June 30, 2023, the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management and its Board of Directors, as appropriate to allow timely decisions regarding required disclosure.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information contained in Note 17, COMMITMENTS AND CONTINGENCIES - Legal Proceedings, of the Notes to Unaudited Condensed Consolidated Financial Statements located elsewhere in this Quarterly Report is incorporated herein by reference.

Item 1A. Risk Factors.

The factors contained in ITEM 1A, — “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, are incorporated herein by reference.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

(a) Unregistered Sales of Securities

None

(b) Not applicable

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

Item 3. Defaults Upon Senior Securities.

(a) Not applicable

(b) Not applicable

Item 4. Mining Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits.

The following exhibits are filed as part of this Quarterly Report unless otherwise indicated:

3.1	Third Amended and Restated Articles of Incorporation of Sharing Services Global Corporation, which is incorporated herein by reference from Exhibit A to the Company’s 2022 Proxy Statement on Schedule 14A filed on July 14, 2022

3.2	Bylaws of Sharing Services Global Corporation, which is incorporated herein by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 24, 2019

4.1	Certificate of Designation of Series A Preferred Stock, which is incorporated herein by reference from Exhibit 3.1.2 to the Company’s Current Report on Form 8-K filed on May 8, 2017

4.2	Certificate of Designation of Series C Preferred Stock, which is incorporated herein by reference from Exhibit 3.1.4 to the Company’s Current Report on Form 8-K filed on May 8, 2017

4.3	Convertible Promissory Note dated April 5, 2021, issued by Sharing Service Global Corporation in favor of Decentralized Sharing Systems, Inc., which is incorporated herein by reference from Exhibit 1.2 to the Company’s Current Report on Form 8-K filed on April 9, 2021

4.4	Warrant to Purchase Shares of Sharing Services Global Corporation’s Class A Common Stock issued to Decentralized Sharing Systems, Inc., which is incorporated herein by reference from Exhibit 1.3 to the Company’s Current Report on Form 8-K filed on April 9, 2021

4.5	Warrant to Purchase Shares of Sharing Services Global Corporation’s Class A Common Stock, which is incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 29, 2021

4.6	Form of Warrant to Purchase Shares of Sharing Services Global Corporation’s Class A Common Stock, which is incorporated herein by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 27, 2022

4.7	Form of Secured Advancing Convertible Promissory Note issued, in June 2022, by Sharing Service Global Corporation in favor of Decentralized Sharing Systems, Inc., which is incorporated herein by reference from Exhibit 4.8 to the Company’s Annual Report on Form 10-K filed on June 21, 2022

4.8	Form of Warrant to Purchase Shares of Sharing Services Global Corporation’s Class A Common Stock issued, in June 2022, by Sharing Service Global Corporation to Decentralized Sharing Systems, Inc., which is incorporated herein by reference from Exhibit 4.9 to the Company’s Annual Report on Form 10-K filed on June 21, 2022

10.1	Securities Purchase Agreement dates as of April 5, 2021, by and among Sharing Service Global Corporation and Decentralized Sharing Systems, Inc., which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on April 9, 2021

10.2	Stock Purchase and Share Subscription Agreement dated as of December 23, 2021 by and among Sharing Service Global Corporation and Decentralized Sharing Systems, Inc., which is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 29, 2021

10.3	Business Consulting Agreement dated January 24, 2022 by and between Sharing Service Global Corporation and DSS, Inc., which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on January 27, 2022

10.4	Form of Distributor Agreement of The Happy Co., which is incorporated herein by reference from Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021, filed on June 10, 2021

10.5	2021 The Happy Co. Brand Partner Compensation Plan, which is incorporated herein by reference from Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021, filed on June 10, 2021

10.6	Form of Securities Purchase Agreement entered into, in June 2022, by and among Sharing Services Global Corporation, and the Decentralized Sharing Systems, Inc., which is incorporated herein by reference from Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed on June 21, 2022

10.7	Form of Security Agreement made, in June 2022, by Sharing Service Global Corporation in favor of Decentralized Sharing Systems, Inc., which is incorporated herein by reference from Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed on June 21, 2022

10.8	Form of Loan Agreement entered into, in June 2022,by and between LINDEN REAL ESTATE HOLDINGS, LLC and AMERICAN PACIFIC BANCORP, INC., which is incorporated herein by reference from Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on June 21, 2022

10.9	Form of DEED OF TRUST, ASSIGNMENT OF LEASES AND RENTS, SECURITY AGREEMENT AND FINANCING STATEMENT made, in June 2022, by LINDEN REAL ESTATE HOLDINGS, LLC in favor of Cottonwood Title Insurance Agency, Inc., for the benefit of American Pacific Bancorp, Inc., which is incorporated herein by reference from Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on June 21, 2022

10.10	Form of Demand Promissory Note issued, in June 2022, by LINDEN REAL ESTATE HOLDINGS, LLC in favor of AMERICAN PACIFIC BANCORP, INC., which is incorporated herein by reference from Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on June 21, 2022

10.11	Letter Agreement dated February 3, 2023, by and between Sharing Service Global Corporation and DSS, Inc., which is incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 29, 2023

10.12	Letter Agreement dated February 28, 2023, by and between Sharing Service Global Corporation and Decentralized Sharing Systems, Inc., which is incorporated herein by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 29, 2023

10.13	Securities Exchange and Amendment Agreement dated March 24, 2023, by and between Sharing Service Global Corporation, DSS, Inc., and Decentralized Sharing Systems, Inc., which is incorporated herein by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on March 30, 2023

10.14	Letter Agreement dated April 17, 2023, by and between Sharing Service Global Corporation and Decentralized Sharing Systems, Inc., which is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 20, 2023

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101	The following financial information from our Quarterly Report on Form 10-Q for the three months ended June 30, 2022 and 2021, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss; (iii) the Condensed Consolidated Statements of Cash Flows and (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)*

*Included herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHARING SERVICES GLOBAL CORPORATION
(Registrant)

Date: August 11, 2023

	By:	/s/ John Thatch
John Thatch
President, Chief Executive Officer and Vice Chairman of the Board of Directors
(Principal Executive Officer)

Date: August 11, 2023

	By:	/s/ Anthony S. Chan
Anthony S Chan
Chief Financial Officer
(Principal Financial Officer)

