Form 10-Q
period 2023-09-30
SHARING SERVICES GLOBAL Corp
filed 2023-11-14
CIK 1644488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

or

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

As of November 9, 2023, there were 376,328,885 shares of the issuer’s Class A Common Stock outstanding.

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

3

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited financial statements: condensed consolidated balance sheets as of September 30, 2023, and condensed consolidated statements of operations and comprehensive loss, condensed consolidated statements of cash flows, and condensed consolidated statements of changes in stockholders’ deficit for the six months ended September 30, 2023 and 2022, are those of Sharing Services Global Corporation and its subsidiaries.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	March 31, 2023
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,385,339	$2,994,885
Trade accounts receivable, net	434,214	273,674
Other receivable	1,800,000	-
Inventory, net	2,201,010	1,636,120
Other current assets, net	222,407	527,827
Total Current Assets	6,042,970	5,432,506
Property and equipment, net	377,652	9,270,193
Right-of-use assets, net	426,297	448,240
Investment in unconsolidated entities, net	-	206,231
Intangible assets	473,723	545,372
Other assets	1,183,946	1,177,173
TOTAL ASSETS	$8,504,588	$17,079,715

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,059,916	$1,028,510
Accrued and other current liabilities	2,388,171	2,781,037
Accrued sales commission payable	1,867,283	2,357,643
State and local taxes payable	1,491,633	1,446,503
Federal income taxes payable	2,471	-
Note payable - related party, net of unamortized debt discount and unamortized deferred loan cost	-	6,922,043
Loan payable	1,200,000	-
Convertible notes payable, related parties, net of unamortized debt discount and unamortized deferred loan cost of $2,172,914 as of March 31, 2023	-	24,827,086
Total Current Liabilities	8,009,474	39,362,822
Lease liability – non-current	416,277	440,478
TOTAL LIABILITIES	8,425,751	39,803,300
Commitments and contingencies	-	-
Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value, 200,026,000 shares authorized:
Series A convertible preferred stock, $0.0001 par value, 100,000,000 shares designated, 3,100,000 shares issued and outstanding as of September 30, 2023 and March 31, 2023	310	310
Series B convertible preferred stock, $0.0001 par value, no shares issued and outstanding	-	-
Series C convertible preferred stock, $0.0001 par value, 100,000,000 shares designated, 3,220,000 shares issued and outstanding as of September 30, 2023 and March 31, 2023	322	322
Series D preferred stock, $0.0001 par value, 26,000 shares authorized and issued as of September 30, 2023	3	-
Class A common stock, $0.0001 par value, 1,990,000,000 shares designated, 376,328,885 shares and 347,451,880 shares issued and outstanding as of September 30, 2023 and March 31, 2023, respectively	37,633	34,745
Class B common stock, $0.0001 par value, 10,000,000 shares designated, no shares issued and outstanding	-	-
Treasury Stock, 26,091,136 shares, at cost	-	(626,187)
Additional paid in capital	110,699,858	84,619,762
Shares to be issued	12,146	12,146
Accumulated deficit	(110,335,526)	(106,456,378)
Accumulated other comprehensive loss	(335,909)	(308,305)
Total Stockholders’ Equity (Deficit)	78,837	(22,723,585)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,504,588	$17,079,715

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net sales	$2,408,704	$4,188,152	$5,286,825	$9,491,770
Cost of goods sold	669,803	1,759,776	1,515,632	3,416,804
Gross profit	1,738,901	2,428,376	3,771,193	6,074,966
Operating expenses
Selling and marketing expenses	743,057	2,037,596	2,164,545	4,795,396
General and administrative expenses	2,116,240	4,557,922	4,403,312	9,108,825
Total operating expenses	2,859,297	6,595,518	6,567,857	13,904,221
Operating loss	(1,120,396)	(4,167,142)	(2,796,664)	(7,829,255)
Other income (expense):
Interest expense, net	(1,963,267)	(3,321,410)	(2,869,077)	(6,441,464)
Other income	1,800,000	-	1,800,000	-
Gain on employee warrants liability	-	52,875	-	167,835
Loss on extinguishment of debt	(188,842)	-	(38,209)	-
Unrealized loss on investment	-	(11,553,933)	(78,632)	(6,669,760)
Other non-operating income, net	5,613	49,632	103,434	139,799
Total other expense, net	(346,496)	(14,772,836)	(1,082,484)	(12,803,590)
Loss before income taxes	(1,466,892)	(18,939,978)	(3,879,148)	(20,632,845)
Income tax benefit	(12,102)	(554,075)	-	(893,932)
Net loss	$(1,454,790)	$(18,385,903)	$(3,879,148)	$(19,738,913)

Other comprehensive loss, net of tax:
Currency translation adjustments	(22,435)	(263,751)	(27,604)	(408,017)
Total other comprehensive loss	(22,435)	(263,751)	(27,604)	(408,017)
Comprehensive loss	$(1,477,225)	$(18,649,654)	$(3,906,752)	$(20,146,930)

Loss per share:
Basic	$(0.004)	$(0.07)	$(0.01)	$(0.07)
Diluted	$(0.004)	$(0.07)	$(0.01)	$(0.07)

Weighted average shares:
Basic and diluted	376,328,885	262,832,833	373,961,126	270,531,857

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended
	September 30, 2023	September 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,879,148)	$(19,738,913)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	307,499	335,571
Stock-based compensation	(148,267)	(152,381)
Amortization of debt discount and other	2,015,542	6,994,167
Loss (gain) on extinguishment of debt	38,209	(350,320)
Intangible asset impairment	-	154,182
Bad debt expense	177,115	107,800
Realized/unrealized gain on investments	-	6,669,760
Provision for obsolete inventory	2,112	433,714
Non-cash income	(1,800,000)	-
Changes in operating assets and liabilities:
Accounts receivable	(337,659)	(182,343)
Inventory	(784,928)	514,591
Other current assets	742,337	422,894
Other assets	-	(153,324)
Accounts payable	57,396	762,392
Income taxes payable	-	(577,235)
Lease liability	768	17,541
Accrued and other liabilities	638,717	(694,905)
Net Cash Used in Operating Activities	(2,970,305)	(5,436,809)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property and equipment and other assets	-	(1,352,792)
Issuance of notes receivable	-	(241,942)
Purchase of marketable securities	-	(9,510,000)
Cash paid for asset purchase	-	(400,000)
Net Cash Used in Investing Activities	-	(11,504,734)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of promissory notes	-	10,922,329
Proceeds from loan payable	1,200,000	-
Common stock received on litigation settlement	-	(1,046,254)
Retirement of loans	-	(3,348,811)
Net Cash Provided by Financing Activities	1,200,000	6,527,264

IMPACT OF CURRENCY RATE CHANGES ON CASH	160,759	(150,122)
Decrease in cash and cash equivalents	(1,609,546)	(10,564,401)
Cash and cash equivalents, beginning of period	2,994,885	17,023,266
Cash and cash equivalents, end of period	$1,385,339	$6,458,865

Supplemental cash flow information
Cash paid for interest	$24,279	$127,790
Cash paid for income taxes	$550	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Series A			Series B		Series C			Series D			Class A and Class B
	Preferred Stock			Preferred Stock		Preferred Stock			Preferred Stock			Common Stock						Accumulated
	Number			Number		Number			Number			Number		Additional	Shares			Other
	of	Par		of	Par	of		Par	of		Par	of	Par	Paid in	to be	Treasury	Accumulated	Comprehensive
	Shares	Value		Shares	Value	Shares		Value	Shares		Value	Shares	Value	Capital	Issued	Stock	Deficit	Loss	Total
Balance - March 31, 2023	3,100,000	$310		-	$-	3,220,000		$322	-		$-	347,451,880	$34,745	$84,619,762	$12,146	(626,187)	$(106,456,378)	$(308,305)	$(22,723,585)
Cancellation of treasury stock	-	-		-	-	-		-	-		-	-	-	(626,187)	-	626,187	-	-	-
Common Stock issued for debt modification	-	-		-	-	-		-	26,000		3	-	-	26,169,365	-	-	-	-	26,169,368
Common stock issued to settle accrued interest payable	-	-		-	-	-		-	-		-	28,877,005	2,888	536,918	-	-	-	-	539,806
Currency translation adjustments	-	-		-	-	-		-	-		-	-	-	-	-	-	-	(27,604)	(27,604)
Net loss	-	-		-	-	-		-	-		-	-	-	-	-	-	(3,879,148)	-	(3,879,148)
Balance - Sep 30, 2023	3,100,000	$310	#	-	-	3,220,000	#	$322	26,000	#	$3	376,328,885	$37,633	$110,699,858	$12,146	-	$(110,335,526)	$(335,909)	$78,837

	Series A			Series B		Series C			Series D			Class A and Class B
	Preferred Stock			Preferred Stock		Preferred Stock			Preferred Stock			Common Stock						Accumulated
	Number			Number		Number			Number			Number		Additional	Shares			Other
	of	Par		of	Par	of		Par	of		Par	of	Par	Paid in	to be	Treasury	Accumulated	Comprehensive
	Shares	Value		Shares	Value	Shares		Value	Shares		Value	Shares	Value	Capital	Issued	Stock	Deficit	Loss	Total
Balance - March 31, 2022	3,100,000	$310		-	$-	3,220,000		$322	-		$-	288,923,969	$28,892	$80,738,719	$12,146	-	$(57,886,336)	$(65,109)	$22,828,944
Refinancing of debt and detachable warrants	-	-		-	-	-		-	-		-	-	-	1,172,167	-	-	-	-	1,172,167
Repurchase of 26,091,136 shares of Common Stock	-	-		-	-	-		-	-		-	(26,091,136)	(2,609)	2,609	-	(626,187)	-	-	(626,187)
Currency translation adjustments	-	-		-	-	-		-	-		-	-	-	-	-	-	-	(408,017)	(408,017)
Net loss	-	-		-	-	-		-	-		-	-	-	-	-	-	(19,738,913)	-	(19,738,913)
Balance - Sep 30, 2022	3,100,000	$310	#	-	-	3,220,000	#	$322	-	#	$-	262,832,833	$26,283	$81,913,495	$12,146	(626,187)	$(77,625,249)	$(473,126)	$3,227,994

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS

Description of Operations

Sharing Services Global Corporation (“Sharing Services,” “SHRG”) and its subsidiaries (collectively, the “Company”) aim to build shareholder value by developing or investing in innovative emerging businesses and technologies that augment the Company’s products and services portfolio, business competencies, and geographic reach. The Company was incorporated in the State of Nevada in April 2015. The Company’s main business activities include:

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

In August 2021, Sharing Services and Hapi Café, Inc, a company affiliated with Heng Fai Ambrose Chan, a Director of the Company, entered into a Master Franchise Agreement (the “MFA”) pursuant to which Sharing Services acquired the exclusive franchise rights in North America to the brand “Hapi Café.” Under the terms of the MFA, Sharing Services, directly or through its subsidiaries, has the right to operate no less than five corporate-owned stores and can offer to the public sub-franchise rights to own and operate other stores, subject to the terms and conditions contained in the MFA. In light of the challenges and business opportunities presented by the COVID pandemic, the Company is refining its operating and related business plan to open up Hapi Café in Plano, Dallas and the New York City.

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

NOTE 2- GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and settle its liabilities in the ordinary course of business for the foreseeable future. The Company has experienced a significant decline in consolidated sales and earnings during the most recent years. For the three months ended September 30, 2023, and 2022, net loss was approximately $1.5 million and $18.4 million, respectively. For the six months ended September 30, 2023, and 2022, net loss was approximately $3.9 million and $19.7 million. In addition, as of September 30, 2023, and March 31, 2023, accumulated deficit was approximately $110.4 million and $106.5 million, respectively.

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

During the past twelve months, the Company has initiated business initiatives intended to stabilize its sales levels, to drive long-term sales growth, and to create positive cash flows from operations, including by implementing stricter fiscal controls over operating costs and expenditures. The Company believes it will be able to fund its working capital needs for the next 12 months with: (a) secured and unsecured borrowings, including the issuance of convertible notes and borrowings under short-term financing arrangements, (b) capital transactions, and (c) cash from operations. However, there can be no assurance about the future success of the Company’s growth and cost control initiatives or about the Company’s ability to raise sufficient capital and to issue sufficient secured and unsecured debt, including the issuance of convertible notes and borrowings under short-term financing arrangements, in the future to fund its working capital needs.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents include recent customer remittances deposited with our merchant processors at the balance sheet date, which generally settle within 24 to 72 hours. As of September 30, 2023, and March 31, 2023, cash and cash equivalents included cash held by our merchant processors of approximately $0.05 million and $0.5 million, respectively. In addition, as of September 30, 2023, and March 31, 2023, cash and cash equivalents held in bank accounts in foreign countries in the ordinary course of business were approximately $0.4 million and $1.3 million, respectively. Amounts held by our merchant processor or held in bank accounts located in foreign countries are generally not insured by any federal agency.

Inventory

Inventory consists of finished goods and promotional materials and are stated at the lower of cost, determined using the first-in, first-out (“FIFO”) method, or net realizable value. The Company periodically assesses its inventory levels when compared to current and anticipated sales levels. As of September 30, 2023, and March 31, 2023, the allowance for obsolete inventory was $881,868 and $880,926, respectively, in connection with health and wellness product that is damaged, expired or otherwise in excess of forecasted outputs, based on our current and anticipated sales levels. The Company reports its provisions for inventory losses in cost of goods sold in its condensed consolidated statements of operations.

Other Receivable and Loan Payable

In July 2023, the Company, through its out-sourced payroll services provider (“Paychex”), submitted a claim to the Internal Revenue Services (“IRS”) for the Employee Retention Tax Credit (“ERTC credit”) based on its payroll records and other pertinent information. Refunds will be distributed based on IRS processing times and the total ERTC credit will be approximately $1.88 million. Such the likelihood of receiving the ERTC credit is probable and the amount is estimable, the Company has recorded its ERTC credit in the Other Receivable.

Through the introduction of Paychex, the Company successfully applied for an ERTC loan (“bridge loan”) in August 2023. The bridge loan that was approved came to $1.2 million, and it was recoded as a Loan Payable. The loan is for a 12-month period and carries a 2% monthly interest rate. The loan proceeds must be used solely and exclusively for working capital and other business purposes and it had an origination fee of $24,000. The Company received net proceeds of approximately $1.18 million on September 9, 2023.

Other Assets

Other assets include a multi-user license and code of a back-office platform that was acquired for $1,000,000 in 2022. This back-office platform is designed to facilitate the computation and processing of commission payments to distributors, and it requires customization in order for it to be operational. Costs associated with the customization and build out of the platform has been capitalized in accordance with ASC 350 - Capitalization on Internal-Use Software Costs.

Loans Payable

On September 15, 2022, Linden Real Estate Holdings, LLC, a wholly owned subsidiary of the Company, American Pacific Bancorp, Inc. (“APB”), and the Company entered into a Loan Agreement pursuant to which APB loaned the Company approximately $5.7 million. The loan bears interest at the annual rate of 8%, matures on September 1, 2024, and is secured by a first mortgage interest on the Company’s Lindon, Utah office building. In connection with this loan, the Company received net proceeds of $5,522,829 from APB on September 17, 2022. APB is a subsidiary of DSS, Inc, a major stockholder of the Company. Heng Fai Ambrose Chan, and Frank D. Heuszel, each a Director of the Company, also serve on the Board of Directors of APB. Monthly payments of principal and interest in the amount of $43,897 have been made beginning July 1, 2022, and are payable on the same date of each month thereafter.

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

On August 31, 2023, the Company and DSSI executed a debt exchange agreement whereby DSSI cancelled the $27 million loan and accepted 26,000 shares of the Company’s Series D Preferred Stock, $0.0001 par value per share (“Preferred D Stock”) in exchange for the cancellation of the $27.0 million loan . Pursuant to the debt exchange agreement, the principal amount together with all unpaid interest, totaling $26,169,367.33 was deemed to be repaid. The holder of Preferred D Stock is entitled to receive dividends in cash valued at a rate of 25% per annum of the operating income of the Company. Any accrued and unpaid dividends shall be payable in cash commencing on August 31, 2024 and continuing each annual anniversary of such date on a perpetual basis.

Foreign Currency Translation

The functional currency of each of our foreign operations is generally the respective local currency. Balance sheet accounts are translated into U.S. dollars (our reporting currency) at the rates of exchange in effect at the balance sheet date, while the results of operations and cash flows are generally translated using average exchange rates for the periods presented. Individual material transactions, if any, are translated using the actual rate of exchange on the transaction date. The resulting translation adjustments are reported in accumulated other comprehensive loss in our condensed consolidated balance sheets. In September 2021, the Company, through its wholly owned subsidiary, commenced operations in the Republic of Korea (South Korea).

South Korean
Won per USD
Exchange rate as of September 30, 2023	1,352.92

	South Korean Won per USD
	Three Months ended	Six Months ended
	September 30, 2023	September 30, 2023
Average exchange rate as of September 30, 2023	1,313.71	1,314.49

Comprehensive Loss

For the three and six months ended September 30, 2023 and 2022, the Company’s comprehensive loss was comprised of currency translation adjustments and net loss.

Revenue Recognition

As of September 30, 2023, and March 31, 2023, deferred sales revenue associated with products invoiced but not received by customers at the balance sheet date was $158,463 and $113,896, respectively. In addition, as of September 30, 2023, and March 31, 2023, deferred sales revenue associated with our unfulfilled performance obligations for services offered on a subscription basis was $52,052 and $80,528, and deferred sales revenue associated with our performance obligations for customers’ right of return was $26,427 and $26,894, and deferred revenues associated with customer loyalty points was $25,493 and $25,493, respectively. Deferred sales revenue is expected to be recognized over one year.

During the three and six months ended September 30, 2023 and 2022, substantially all our consolidated net sales are from our health and wellness products. During the three months ended September 30, 2022, substantially all our consolidated net sales are from our health and wellness products.

Sales Commissions

The Company recognizes sales commission expenses, when incurred, in accordance with GAAP. During the three months ended September 30, 2023 and 2022, sales commission expense, which is included in selling and marketing expenses in our condensed consolidated statements of operations and comprehensive loss, was approximately $0.7 million and $1.5 million, respectively. During the six months ended September 30, 2023 and 2022, sales commission expense was approximately $1.8 million and $3.9 million, respectively

Recently Issued Accounting Standards - Pending Adoption

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

The following table sets forth the computations of basic and diluted loss per share:

	Three Months Ended September 30,
	2023	2022
Net loss	$(1,454,790)	$(18,385,903)
Weighted average basic shares	376,328,885	262,832,833
Weighted average diluted shares	376,328,885	262,832,833
Loss per share:
Basic	$(0.004)	$(0.07)
Diluted	$(0.004)	$(0.07)

	Six Months Ended September 30,
	2023	2022
Net loss	$(3,879,148)	$(19,738,913)
Weighted average basic shares	373,961,126	270,531,857
Weighted average diluted shares	373,961,126	270,531,857
Loss per share:
Basic	$(0.01)	$(0.07)
Diluted	$(0.01)	$(0.07)

The following potentially dilutive securities and instruments were outstanding as of September 30, 2023, and 2022, but excluded from the table above:

	As of September 30,
	2023	2022
Convertible preferred stock	6,320,000	6,320,000
Convertible notes payable	-	246,123,029
Stock warrants		23,246,817
Total potential incremental shares	6,320,000	275,689,846

As of September 30, 2023, all employee warrants outstanding were fully vested.

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

NOTE 6 – INVENTORY, NET

Inventory consists primarily of finished goods. The Company provides an allowance for any slow-moving or obsolete inventory. As of September 30, 2023, and March 31, 2023, inventory consists of the following:

	September 30, 2023	March 31, 2023

Finished Goods	$3,082,878	$2,517,046
Allowance for inventory obsolescence	(881,868)	(880,926)
	$2,201,010	$1,636,120

The following table reflects the activity in the allowance for inventory obsolescence for the periods presented:

NOTE 7 – OTHER CURRENT ASSETS, NET

Other current assets consist of the following:

	September 30, 2023	March 31, 2023
Inventory-related deposits	$324,781	$288,649
Accounts receivable, related parties	250	167,578
Prepaid insurance and other operational expenses	52,686	105,652
Deposits for sales events	-	120,614
Prepaid interest, related party	-	-
Right to recover asset	20,331	20,975
Subtotal	398,048	703,468
Less: allowance for losses	(175,641)	(175,641)
	$222,407	$527,827

Prepaid insurance and other operational expenses primarily consist of payments for goods and services (such as freight, trade show expenses and insurance premiums) which are expected to be realized in the next operating cycle. Prepaid interest represents interest on the 2022 Note due to DSSI (see NOTE 14 below) for the period from July 1, 2023 inclusive to September 30, 2023. Right to recover assets is associated with our customers’ right of return and is expected to be realized in one year or less. As of September 30, 2023, and March 31, 2023, the provision for losses in connection with certain inventory-related deposits for which recoverability is less than certain was approximately $176,000.

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

The Company carries its investment in the Convertible Note, the GNTW Warrant and the shares of GNTW common stock at fair value in accordance with GAAP. During the three months ended September 30, 2022, the Company recognized unrealized gains, before income tax, of $4,865,354 in connection with its investment in the Convertible Note, the GNTW Warrant and the shares of GNTW common stock.

Effective June 30, 2023, subject to the terms of a certain Loan Purchase Contract, Assignment of Note and Liens and Other Loan Documents, and Note Allonge document, DSSI purchased from SHRG the Stemtech promissory note in the amount of $1.4 million, along with all SHRG’s rights in any Stemtech warrants, for a purchase price of $1.1 million, with the financial terms generally summarized as follows: (a) DSSI paid the $1.1 million purchase price by crediting the $27.0 million loan, first to interest and then to principal, and (b) DSSI acquired ownership of the $1.4 million promissory note payable by Stemtech, free and clear of any liens, and any equity or warrant interest in the Stemtech that SHRG may have held. As of September 30, 2023, as a result of the transaction, the Company no longer has an investment in Stemtech.

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

Investment in unconsolidated entities consists of the following:

	September 30, 2023	March 31, 2023
Investment in detachable GNTW stock warrant	$-	$143,641
Investment in GNTW common stock	-	18,300
Investment in Stemtech convertible note	-	44,290
Investment in MojiLife, LLC	1,537,000	1,537,000
Subtotal	1,537,000	1,743,231
Less, allowance for impairment losses	(1,537,000)	(1,537,000)
	$-	$206,231

NOTE 9 – PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	September 30, 2023	March 31, 2023
Building and building improvements	$-	$8,952,555
Computer software	1,024,274	1,024,274
Furniture and fixtures	237,042	237,042
Computer equipment	220,264	220,264
Leasehold improvements and other	394,306	394,306
Total property and equipment	1,875,886	10,828,441
Accumulated depreciation and amortization	(1,498,234)	(1,558,248)
	$377,652	$9,270,193

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

NOTE 10 – ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consist of the following:

	September 30, 2023	March 31, 2023
Deferred sales revenues	$262,434	$246,811
Liability associated with uncertain tax positions	925,795	925,795
Accrued interest payable	-	536,123
Payroll and employee benefits	207,565	329,762
Lease liability, current portion	44,650	41,385
Other accruals	947,728	701,161
	$2,388,171	$2,781,037

Lease liability, current portion, represents obligations due within one year under operating leases for office space, automobiles, and office equipment. See Note14 - LEASES below for more information. As of September 30, 2023, and March 31, 2023, other accruals include amounts due to related parties of $0 and $167,578, respectively, and several operational accruals of $947,728 and $533,583, respectively.

Included in other accurals are amount due to DSS/DSSI for $603,876 as of September 30, 2023

NOTE 11 - NOTE PAYABLE, RELATED PARTY

Note payable, related party, consists of the following:

Issuance Date	Maturity Date	Interest Rate	Conversion Price (per share)		September 30, 2023	March 31, 2023
September 2022	September 2024	8%	$	N/A	$-	$27,000,000
Unamortized debt discount and deferred financing costs					-	(2,172,914)
					-	24,827,086
Less: current portion of note payable					-	24,827,086
Long-term note payable					$-	$-

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

On April 5, 2021, the Company and Decentralized Sharing Systems, Inc. (“DSSI”) entered into a Securities Purchase Agreement, pursuant to which the Company issued: (a) a Convertible Promissory Note in the principal amount of $30.0 million (the “Note”) in favor of DSSI, and (b) a detachable Warrant to purchase up to 150,000,000 shares of the Company’s Class A Common Stock, at $0.22 per share, and DSSI loaned to the Company $30.0 million. DSSI, is a subsidiary of DSS, Inc. (formerly Document Security Systems, Inc., “DSS”), and, together with DSS, is a major shareholder of the Company. Under the terms of the loan, the Company agreed to pay to DSSI a loan Origination Fee of $3.0 million, payable in shares of the Company’s Class A Common Stock, at the rate of $0.20 per share. The Note bore interest at the annual rate of 8%, with a maturity date of April 5, 2024, subject to certain accelerated provisions upon the occurrence of an Event of Default, as was defined in the Note. At any time during the term of the Note, all or part of the Note, including the principal amount less unamortized prepaid interest, if any, plus any accrued interest could have been converted into shares of the Company’s Class A Common Stock at the rate of $0.20 per share, at the option of the holder. Interest on the Note was pre-payable annually in cash or in shares of the Company’s Class A Common Stock, at the option of the Company, except that interest for the first year was pre-payable in shares of the Company’s Class A Common Stock, at the rate of $0.20 per share. As further discussed below, the Note and the detachable Warrant were redeemed in September 2022.

On September 15, 2022, the Company and DSSI which, together with DSS, is a major shareholder of the Company, entered into an agreement pursuant to which the Company issued, to DSSI: (a) a two-year Convertible, Advancing Promissory Note in the principal amount of $27.0 million (the “2022 Note”) in favor of DSSI and (b) a detachable Warrant to purchase up to 818,181,819 shares of the Company’s Class A Common Stock at the exercise price of $0.033 per share. The 2022 Note bears interest at the annual rate of 8% and is due and payable on demand or, if no demand, on May 1, 2024. At any time during the term of the 2022 Note, all or part of the Note may be converted into up to 818,181,819 shares of the Company’s Class A Common Stock, at the option of the holder. Under the terms of the agreement, the Company agreed to pay to DSSI a loan origination fee of $270,000. In addition, DSSI agreed to surrender to the Company all DSSI’s rights pursuant to: (a) a certain Convertible Promissory Note in the principal amount of $30.0 million issued by the Company in April 2021 in favor of DSSI, and (b) a certain detachable Warrant to purchase up to 150,000,000 shares of the Company’s Class A Common Stock, at $0.22 per share, issued concurrently with such $30.0 million note. The Company recognized the transaction with DSSI as a debt extinguishment in accordance with GAAP. Since DSSI is a related party, the difference between the fair value of the new equity instruments and the carrying value of the retired equity instruments was recognized in additional paid in capital on the Company’s consolidated balance sheet.

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

On August 31, 2023, the Company and DSSI executed a debt exchange agreement whereby DSSI cancelled the $27 million loan and accepted 26,000 shares of the Company’s Series D Preferred Stock, $0.0001 par value per share (“Preferred D Stock”) in exchange for the cancellation of the $27.0 million loan. Pursuant to the debt exchange agreement, the principal amount together with all unpaid interest, totaling $26,169,367.33 was deemed to be repaid. The holder of Preferred D Stock is entitled to receive dividends in cash valued at a rate of 25% per annum of the operating income of the Company. Any accrued and unpaid dividends shall be payable in cash commencing on August 31, 2024 and continuing each annual anniversary of such date on a perpetual basis.

NOTE 12 – INCOME TAXES

The statutory rates for our domestic and our material foreign operations are as follows for the periods shown:

Country	2023	2022
United States	21%	21%
Republic of Korea	21%	21%

Our consolidated effective income tax rate reconciliation is as follows:

	Six Months Ended September 30,
	2023	2022
Federal statutory rate	21.0%	21.0%
State and local income taxes	(0.2)	(0.2)
Permanent differences	0.8	-
Change in valuation allowance for NOL carry-forwards	(21.0)	(15.6)
Stock warrant transactions and other items	-	(0.2)
Effective income tax rate	0.6%	5.2. %

Income taxes applicable to our foreign operations are not material in the periods presented.

NOTE 13 - STOCKHOLDERS’ EQUITY

Common Stock

On September 15, 2022, the Company and DSSI which, together with DSS, is a major shareholder of the Company, entered into an agreement pursuant to which the Company issued, to DSSI: (a) a two-year Convertible, Advancing Promissory Note in the principal amount of $27.0 million (the “2022 Note”) in favor of DSSI and (b) a detachable Warrant to purchase up to 818,181,819 shares of the Company’s Class A Common Stock at the exercise price of $0.033 per share. The 2022 Note bears interest at the annual rate of 8% and is due and payable on demand or, if no demand, on May 1, 2024. At any time during the term of the 2022 Note, all or part of the Note may be converted into up to 818,181,819 shares of the Company’s Class A Common Stock, at the option of the holder. Under the terms of the agreement, the Company agreed to pay to DSSI a loan origination fee of $270,000. In addition, DSSI agreed to surrender to the Company all DSSI’s rights pursuant to: (a) a certain Convertible Promissory Note in the principal amount of $30.0 million issued by the Company in April 2021 in favor of DSSI, and (b) a certain detachable Warrant to purchase up to 150,000,000 shares of the Company’s Class A Common Stock, at $0.22 per share, issued concurrently with such $30.0 million note. The Company recognized the transaction with DSSI as a debt extinguishment in accordance with GAAP. Since DSSI is a related party, the difference between the fair value of the new equity instruments and the carrying value of the retired equity instruments was recognized as a capital contribution of $2.0 million in additional paid in capital on the Company’s consolidated balance sheet.

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

In May 2022, the Company and certain of its subsidiaries, on the one hand, and Alchemist, the former officer and certain entities affiliated with the former officer, on the other hand, entered into a Confidential Settlement Agreement with Mutual Releases (the “May 2022 Settlement Agreement”) pursuant to which the parties amicably settled all claims and disputes among them; (b) the former officer sold to the Company 26,091,136 shares of the Company’s common stock then under the voting and dispositive control of the former officer; (c) the Company made a one-time payment of $1,043,645; and (d) the Company and its relevant subsidiaries, on the one hand, and the former officer and relevant entities affiliated with the former officer, on the other hand, exchanged customary mutual releases of any prior obligations among them. On May 19, 2022, the closing price for the Company’s common stock was $0.25 per share. In the fiscal quarter ending September 30, 2022, the Company measured and recognized the repurchase of its common stock at its fair value of $626,187, derecognized its remaining liability under the Co-Founder’s Agreement, and recognized a recovery of $324,230 in connection with the previously recognized loss related to the Co-Founder’s Agreement. The Company reported the 26,091,136 shares of the Company’s common stock in Treasury Stock until the interim period ended September 30, 2023, when it cancelled the stock certificate.

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

As of September 30, 2023, and March 31, 2023, 376,328,885 shares and 347,451,880 shares of our Class A Common Stock remained issued and outstanding, respectively. As of September 30, 2023, and March 31, 2023, there were no shares of the Company’s Class B Common Stock outstanding.

On August 31, 2023, the Company and DSSI executed a debt exchange agreement whereby DSSI cancelled the $27 million loan and accepted 26,000 shares of the Company’s Series D Preferred Stock, $0.0001 par value per share (“Preferred D Stock”) in exchange for the cancellation of the $27.0 million loan. Pursuant to the debt exchange agreement, the principal amount together with all unpaid interest, totaling $26,169,367.33 was deemed to be repaid. The holder of Preferred D Stock is entitled to receive dividends in cash valued at a rate of 25% per annum of the operating income of the Company. Any accrued and unpaid dividends shall be payable in cash commencing on August 31, 2024 and continuing each annual anniversary of such date on a perpetual basis.

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

In January 2022, the Company and DSS who, together with its subsidiaries, is currently a major shareholder of the Company, entered into a one-year Business Consulting Agreement (the “Consulting Agreement”) pursuant to which DSS will provide to the Company certain consulting services, as defined in the Consulting Agreement. The Consulting Agreement may be terminated by either party on a 60-day’s written notice. In connection with the Consulting Agreement, the Company agreed to pay DSS a flat monthly fee of sixty thousand dollars ($60,000) and DSS received a fully vested detachable Stock Warrant to purchase up to 50.0 million shares of the Company’s Class A Common Stock, at the exercise price of $0.0001 per share. On the effective date of the Consulting Agreement, the closing price of the Company’s common stock was $0.07 per share and the fair value of the Stock Warrant was $3.5 million. The fair value of the Stock Warrant was amortized into consulting expense over the term of one year. During the three months ended September 30, 2022, the Company recognized consulting expense of $872,603, in connection with the Consulting Agreement. In February 2022, the Company issued 50.0 million shares of its Common Stock Class A to DSS in connection with exercise of the Stock Warrant.

On September 15, 2022, the Company and DSSI entered into a Securities Purchase Agreement (the “SPA”), pursuant to which the Company issued: (a) a Convertible Promissory Note in the principal amount of $27.0 million (the “2022 Note”) in favor of DSSI and (b) a detachable Warrant to purchase up to 818,181,819 shares of the Company’s Class A Common Stock (the “Warrant”), at $0.033 per share, in exchange for the $27.0 million. The 2022 Note bears interest at the annual rate of 8% and is due and payable on demand or, if no demand, on May 1, 2024. At any time during the term of the 2022 Note, all or part of the Note may be converted into up to 818,181,819 shares of the Company’s Class A Common Stock, at the option of the holder.

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

Effective July 1, 2023, the Company and DSSI cancelled the previously executed Securities Purchase Agreement related to HWHW and replaced it with an Asset Purchase Agreement whereby the Company agreed to purchase the inventory of HWHW as of June 30, 2023 and assumed certain account payable of HWHW as of June 30, 2023. Pursuant to the Asset Purchase Agreement, the Company agreed to pay DSSI a maximum of $757,641.98 from gross proceeds generated from the sale of HWHW inventory.

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

Effective July 1, 2023, the Company, DSSI and Ascend Management Pte, a Singaporean private limited company (“Ascend Management”) executed an Assignment and Assumption Agreement whereby Ascend Management purchased 1,000 shares of common stock, par value $0.01 per share, of HWHH, representing all of the issued and outstanding shares of capital stock of HWHH, pursuant to that certain Securities Purchase Agreement made as of July 1, 2023 by and between DSSI and the Company. In connection with the Assignment and Assumption Agreement, the Company and HWHH entered into a business consulting agreement to assist in the management of the business of HWHH.

On August 31, 2023, the Company and DSSI executed a debt exchange agreement whereby DSSI cancelled the $27 million loan and accepted 26,000 shares of the Company’s Series D Preferred Stock, $0.0001 par value per share (“Preferred D Stock”) in exchange for the cancellation of the $27.0 million loan. Pursuant to the debt exchange agreement, the principal amount together with all unpaid interest, totaling $26,169,367.33 was deemed to be repaid. The holder of Preferred D Stock is entitled to receive dividends in cash valued at a rate of 25% per annum of the operating income of the Company. Any accrued and unpaid dividends shall be payable in cash commencing on August 31, 2024 and continuing each annual anniversary of such date on a perpetual basis.

As of September 30, 2023, DSS and its subsidiaries owned, in the aggregate, 24.8 million shares of the Company’s Class A Common Stock. Heng Fai Ambrose Chan, Frank D. Heuszel, and John (“JT”) Thatch, each a Director of the Company, also serve on the Board of Directors of DSS. Mr. Chan serves as Chairman of the Board of Directors of the Company. Mr. Thatch also serves as President, CEO and Vice Chairman of the Board of Directors of the Company.

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

American Pacific Bancorp

On September 15, 2022, Sharing Services, through one of its subsidiaries, entered into a secured real estate promissory note with American Pacific Bancorp, Inc. (“APB”), and the Company entered into a Loan Agreement pursuant to which APB loaned the Company approximately $5.7 million. The loan bears interest at the annual rate of 8% matures on September 1, 2024, is payable in equal monthly instalments of $43,897 commencing on July 1, 2022 (with the remainder due on September 1, 2024). The loan is secured by a first mortgage interest on the Company’s Lindon, Utah office building. In connection with this loan, the Company received net proceeds of $5,522,829 from APB on September 17, 2022. APB is a subsidiary of DSS. Heng Fai Ambrose Chan, Frank D. Heuszel and John “JT” Thatch, each a Director of the Company, also serve on the Board of Directors of DSS, and Messrs. Chan and Heuszel also serve on the Board of Directors of APB.

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

HWH World, Inc.

A subsidiary of the Company operating in the Republic of Korea subleases office space, on a month-to-month basis, from HWH World, Inc. (“HWH World”), until September 30, 2023, a subsidiary of DSS and a company affiliated with Heng Fai Ambrose Chan, a Director of the Company. Pursuant to the terms of the sublease agreement, the Company recognized a right-of-use asset and an operating lease liability of $261,835 in connection therewith. In May 2022, the Company and HWH World amended the related sublease agreement to significantly reduce the space subleased by the Company and the related rent obligation. On September 30, 2022, the right-of-use asset and liability were written off and a new month-to-month rental agreement was entered into for the reduced space subleased by the Company. The company recognized $936 in rent expense in connection with the new lease.

In September 2021, the Company and HWH World entered into an Advisory Agreement pursuant to which the Company provides strategic advisory services to HWH World in connection with its North America expansion plans in exchange for a monthly fee of $10,000. The Advisory Agreement was terminated during the three months ended September 30, 2022.

Alchemist Holdings, LLC

In September 2020, the Company and a former Company officer entered into a Settlement Accommodation Agreement and an Amended and Restated Founder Consulting Agreement pursuant to which the Company and the former officer agreed to settle all existing disputes between them, the former officer agreed to continue to provide certain consulting services to the Company, and the Company agreed to pay certain amounts to the former officer. The Company recognized a settlement liability of $2.0 million in connection therewith.

In May 2022, the Company and certain of its subsidiaries, on the one hand, and Alchemist Holdings, LLC, the former officer discussed in the preceding paragraph and certain entities affiliated with the former officer, on the other hand, entered into a Confidential Settlement Agreement with Mutual Releases (the “May 2022 Settlement Agreement”) pursuant to which the parties amicably settled all claims and disputes among them; (b) the former officer sold to the Company 26,091,136 shares of the Company’s common stock then under the voting and dispositive control of the former officer; (c) the Company made a one-time payment of $1,043,645; and (d) the Company and its relevant subsidiaries, on the one hand, and the former officer and relevant entities affiliated with the former officer, on the other hand, exchanged customary mutual releases of any prior obligations among them. On May 19, 2022, the closing price for the Company’s common stock was $0.25 per share. In the fiscal year ended March 31, 2023, the Company measured and recognized the repurchase of its common stock at its fair value of $652,278, derecognized its remaining liability under the Co-Founder’s Agreement, and recognized a recovery of $324,230 in connection with the previously recognized loss related to the Co-Founder’s Agreement. As of each September 30, 2023, and March 31, 2023, the settlement liability balance is $0.

NOTE 15 – STOCK-BASED COMPENSATION

Stock Warrants

Stock Warrants Issued to Directors, Officers and Employees

In January 2022, the Company and DSS who, together with its subsidiaries, was then a majority shareholder of the Company, entered into a one-year Business Consulting Agreement (the “Consulting Agreement”) pursuant to which the DSS would provide to the Company certain consulting services, as defined in the Consulting Agreement. In connection with the Consulting Agreement, the Company agreed to pay DSS and flat monthly fee of sixty thousand dollars ($60,000) and DSS received a fully vested detachable Stock Warrant to purchase up to 50.0 million shares of the Company’s Class A Common Stock, at the exercise price of $0.0001 per share. On the effective date of the Consulting Agreement, the closing price of the Company’s common stock was $0.07 per share and the fair value of the Stock Warrant was $3.5 million. The fair value of the Stock Warrant was amortized into consulting expense over the term of one year. During the three months ended September 30, 2023, and 2022, the Company recognized consulting expense of $0 and $872,603 million, respectively, in connection with the Consulting Agreement. In February 2023, the Company issued 50.0 million shares of its Common Stock Class A to DSS in connection with exercise of the Stock Warrant.

In September 2022, the Company and DSSI entered into a Securities Purchase Agreement (the “SPA”) pursuant to which the Company issued: (a) a Convertible Promissory Note in the principal amount of $27.0 million (the “2022 Note”) in favor of DSSI and (b) a detachable Warrant to purchase up to 818,181,819 shares of the Company’s Class A Common Stock (the “Warrant”), at $0.033 per share. At any time during the term of the 2022 Note, all or part of the Note was convertible into up to 818,181,819 shares of the Company’s Class A Common Stock, at the option of the holder. In connection with the SPA, DSSI surrendered to the Company all DSSI’s rights pursuant to: (a) the Convertible Promissory Note in the principal amount of $30.0 million discussed in the preceding paragraph, and (b) the detachable Warrant to purchase up to 150,000,000 shares of the Company’s Class A Common Stock discussed in the preceding paragraph. In March 2023, the parties entered into a Securities Exchange and Amendment Agreement pursuant to which the parties agreed to amend the 2022 Note by removing the conversion rights granted by the 2022 Note. The Company recognized the transaction with DSSI as a debt extinguishment in accordance with GAAP. Since DSSI is a related party, the difference between the fair value of the new equity instruments and the carrying value of the retired equity instruments was recognized as a deemed dividend in the Company’s financial statements in the fiscal year ended March 31, 2023.

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

During the three months ended September 30, 2023, and 2022, the Company recognized a compensatory gain of $0 and $114,960, respectively, in connection with grants with a variable exercise price after service is completed. As of September 30, 2023, there are no warrants outstanding with a variable exercise price.

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

The following information pertains to the Company’s leases as of the balance sheet dates indicated:

Assets	Classification	September 30, 2023	March 31, 2023
Operating leases	Right-of-use assets, net	$426,297	$448,240
Total lease assets		$426,297	$448,240

Liabilities
Operating leases	Accrued and other current liabilities	$44,650	$41,385
Operating leases	Lease liability, non-current	416,277	440,478
Total lease liabilities		$460,927	$481,863

The following information pertains to the Company’s leases for the periods indicated:

		Three Months Ended September 30,
Lease cost	Classification	2023	2022
Operating lease cost	General and administrative expenses	$28,289	$21,831
Operating lease cost	Depreciation and amortization	-	-
Operating lease cost	Interest expense, net	-	-
Total lease cost		$28,289	$21,831

		Six Months Ended September 30,
Lease cost	Classification	2023	2022
Operating lease cost	General and administrative expenses	$55,823	$45,009
Operating lease cost	Depreciation and amortization	-	-
Operating lease cost	Interest expense, net	-	-
Total lease cost		$55,823	$45,009

The Company’s lease liabilities are payable as follows:

Twelve months ending September 30,	Amount
2024	$49,336
2025	100,757
2026	103,536
2027	106,316
2028	109,095
Thereafter	196,441
Total remaining payments	665,481
Less imputed interest	(204,554)
Total lease liability	$460,927

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

The outcome of litigation is uncertain, and despite management’s view of the merits of any litigation, or the reasonableness of the Company’s estimates and reserves, the Company’s financial statements could nonetheless be materially affected by an adverse judgment. The Company believes it has adequately reserved for the contingencies arising from current legal matters where an outcome was deemed to be probable, and the loss amount could be reasonably estimated. No provision for legal matters was deemed necessary at September 30, 2023.

Legal Proceedings

The Company from time to time is involved in various claims and lawsuits incidental to the conduct of its business in the ordinary course. We do not believe that the ultimate resolution of these matters will have a material adverse impact on our consolidated financial position, results of operations or cash flows.

(a)	Case No. 4:20-cv-00946; Dennis Burback, Ken Eddy and Mark Andersen v. Robert Oblon, Jordan Brock, Jeff Bollinger, Four Oceans Global, LLC, Four Oceans Holdings, Inc., Alchemist Holdings, LLC, Elepreneurs U.S., LLC, Elevacity U.S., LLC, Sharing Services Global Corporation, Custom Travel Holdings, Inc., and Does 1-5, pending in the United States District Court for the Eastern District of Texas. On December 11, 2020, three investors in Four Oceans Global, LLC filed a lawsuit against the Company, its affiliated entities, and other persons and entities related to an investment made by the three Plaintiffs in 2015. The Company and its affiliated entities filed an answer denying the three investors’ claims. Plaintiffs filed a First Amended Complaint on October 14, 2021. The Company and its affiliated entities responded in November 2021 by filing a Motion to Dismiss the claims contained in the Amended Complaint. The Motion was granted on July 20, 2022, by Court Order dismissing with prejudice the Company and all affiliated entities from the lawsuit. In early August 2022, Plaintiffs on their own motion moved to dismiss all claims against the remaining parties in the case to enable the Order of Dismissal to become an appealable, final Order. On September 7, 2022, Plaintiffs filed a Notice of Appeal to the United States Court of Appeals for the Fifth Circuit. The Plaintiffs filed their Proposed Sufficient Brief of Appellants with the Fifth Circuit on January 2, 2023. The Company filed e a Response Brief on February 22, 2023. The appeal is still pending as of September 30, 2023.

(b)	Case No. 4:21-cv-00026; Elepreneurs Holdings, LLC d/b/a Elepreneur, LLC, Elepreneurs U.S., LLC d/b/a Elepreneurs, LLC, and SHRG IP Holdings, LLC v. Lori Ann Benson, Andrea Althaus and Lindsey Buboltz, pending in the United States District Court for the Eastern District of Texas. On December 31, 2020, the Company filed suit against three former distributors and obtained injunctive relief from the 429th Judicial District of Collin County, Texas. The lawsuit was removed by the three former distributors to federal court. The Company subsequently obtained injunctive relief from the federal court. The parties settled their disputes, and a Joint Motion for Final Dismissal was entered on October 7, 2022.

(c)	Case No. 429-01137-2022; Elevacity U.S., LLC d/b/a The Happy Co. and Elepreneurs U.S., LLC d/b/a Elepreneurs, LLC v. Mark Willodson, Judy Willodson and Valentus, Inc., pending in the 429th Judicial District Court of Collin County, Texas. On March 9, 2022, the Company filed suit against a competitor and former distributors. On April 4, 2023, this legal proceeding was settled between the parties.

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

Consistent with the valuation hierarchy contained in ASC Topic 820, we categorized certain of our financial assets and liabilities as follows:

September 30, 2023
	Total	Level 1	Level 2	Level 3
Assets

Investment in unconsolidated entities	$-	$-	$-	-
Total assets	$-	$-	$-	$-
Liabilities

Notes payable	$-	$-	$-	$-

Total liabilities	$-	$-	$-	$-

	As of March 31, 2023
	Total	Level 1	Level 2	Level 3
Assets
Investment in unconsolidated entities	$206,231	$-	$-	$206,231
Total assets	$206,231	$-	$-	$206,231
Liabilities

Notes payable	$24,827,086	$-	$24,827,086	-
Total liabilities	$24,827,086	$-	$24,827,086	$-

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

Summary Results of Operations:

	Three Months Ended				Six Months Ended
	September 30, 2023	September 30, 2022	Increase (Decrease)	% Change	September 30, 2023	September 30, 2022	Increase (Decrease)	% Change
Net sales	$2,408,704	$4,188,152	$(1,779,448)	-42.5%	$5,286,825	$9,491,770	$(4,204,945)	-44.3%
Gross profit	1,738,901	2,428,375	(689,474)	-28.4%	3,771,193	6,074,966	(2,303,773)	-37.9%
Operating expenses	(2,859,297)	(6,595,518)	3,736,221	-56.6%	(6,567,857)	(13,904,221)	7,336,364	-52.8%
Operating loss	(1,120,396)	(4,167,142)	3,046,746	-73.1%	(2,796,664)	(7,829,255)	5,032,591	-64.3%
Non-Operating (expense), net	(346,496)	(14,772,836)	14,426,339	-97.7%	(1,082,484)	(12,803,590)	11,721,106	-91.5%
Loss before income taxes	(1,466,892)	(18,939,978)	17,473,086	-92.3%	(3,879,148)	(20,632,845)	16,753,697	-81.2%
Income tax (benefit) expense	(12,102)	(554,075)	541,973	-97.8%	-	(893,932)	893,932	-100.0%
Net loss	$(1,454,790)	$(18,385,903)	$16,931,113	-92.1%	$(3,879,148)	$(19,738,913)	$15,859,765	-80.3%

Highlights for the Three months ended September 30, 2023:

●	For the three months ended September 30, 2023, our consolidated net sales decreased $1.8 million, or 42.5%, compared to the three months ended September 30, 2022.

●	For the three months ended September 30, 2023, our consolidated gross profit decreased $0.7 million, or 28.4%, compared to the three months ended September 30, 2022. Our consolidated gross margin was 72.2% for the three months ended September 30, 2023, compared to 58% for the three months ended September 30, 2022.

●	For the three months ended September 30, 2023, our consolidated operating expenses decreased $3.7 million, or 56.6% to 2.9 million, compared to the three months ended September 30, 2022.

●	For the three months ended September 30, 2023, our consolidated operating loss was $1.1 million, compared to operating loss of $4.2 million for the three months ended September 30, 2022.

●	For the three months ended September 30, 2023, our consolidated net non-operating expense was $0.3 million, compared to net non-operating income of $14.8 million for the three months ended September 30, 2022.

●	For the three months ended September 30, 2023, our consolidated net loss was $1.5 million compared to $18.4 million for the three months ended September 30, 2022. For the three months ended September 30, 2023, and 2022, our diluted loss per share was $0.004 and $0.07, respectively

●	For the six months ended September 30, 2023, our consolidated net cash used by operating activities was $3.0 million, compared to $5.4 million for the six months ended September 30, 2022.

●	In August 2023, Sharing Services and DSSI entered into a debt exchange agreement pursuant to which DSSI agreed to cancel the $27.0 million note dated June 15, 2022, including the aggregate principal amount of the note and unpaid interest of approximately $26.2 million in exchange for 26,000 shares of Sharing Services Series D Preferred Stock, par value $0.0001 per share.

●	In September 2023, Sharing Services qualified and is eligible for a U.S. government ERTC (employee retention tax credit) for $1.8 million. Based on this, the Company applied for a bridge loan and received net proceeds of approximately $1.2 million.

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

Results of Operations

The Three months ended September 30, 2023, Compared to the Three months ended September 30, 2022

Net Sales

For the three months ended September 30, 2023, our consolidated net sales decreased by $1.8 million, or 42.5%, to $2.4 million, compared to the three months ended September 30, 2022. The decrease in net sales mainly reflects: (a) continuation of the decline in consumer orders that we experienced since the fiscal year 2020, (b) a decline in independent distributor orders, in the number of new independent distributors and in the number of continuing active distributors, resulting, in part, from recent product reformulations and increased competition for independent distributors, and (c) the generally adverse impact on consumer buying trends resulting from the recent increase in consumer good prices and in energy costs in the U.S.

The $1.8 million decrease in consolidated net sales primarily reflects a decrease in the number of comparable product units sold.

During the three months ended September 30, 2023, and 2022, the Company derived substantially all its consolidated net sales from the sale of its health and wellness product line.

Gross Profit

For the three months ended September 30, 2023, our consolidated gross profit decreased by $0.7 million, or 28.4%, to $1.7 million, compared to the three months ended September 30, 2022, and our consolidated gross margins were 72.2% and 58%, respectively. For the three months ended September 30, 2023, gross margin benefited from a decrease in shipping expenses and promotional pricing, as a percentage of sales.

Selling and Marketing Expenses

For the three months ended September 30, 2023, our consolidated selling and marketing expenses decreased by $1.3 million, to $0.7 million, or 30.8% of consolidated net sales, compared to $2.0 million, or 48.7% of consolidated net sales, for the three months ended September 30, 2022. The $1.3 million decrease in consolidated selling and marketing expenses is due primarily to lower sales commissions of $0.7 million (which reflects the decrease in our consolidated net sales discussed above).

General and Administrative Expenses

For the three months ended September 30, 2023, our consolidated general and administrative expenses (which include corporate employee compensation and benefits, stock-based compensation, professional fees, rent and other occupancy costs, certain consulting fees, telephone and information technology expenses, insurance premiums, and other administrative expenses) decreased by $2.4 million, to $2.0 million, or 87.9% of consolidated net sales compared to $4.6 million, or 108.8% of consolidated net sales, for the three months ended September 30, 2022. The $2.4 million decrease in consolidated general and administrative expenses was primarily due to lower consulting expense of approximately $1.7 million, and lower employee compensation and compensation-related benefits of $0.9 million due to less headcount year over year.

Interest Expense, Net

For the three months ended September 30, 2023, our consolidated interest expense was $387,907, excluding amortization of debt discount and amortization of deferred financing costs of $1.6 million.

For the three months ended September 30, 2022, our consolidated interest expense was $736,990, excluding amortization of debt discount and amortization of deferred financing costs of $2.6 million, and interest income of $101,981.

Other Income

For the three months ended September 30, 2023, Sharing Services qualified and is eligible for a U.S. government ERTC (employee retention tax credit) for $1.8 million.

Gain (loss) on employee warrants liability

For the three months ended September 30, 2023, no compensatory gain or loss on employee warrants was recognized. For the three months ended September 30, 2022, $52,875 of compensatory gain on employee warrants was recognized.

Loss on Extinguishment of Debt

In August 2023, Sharing Services and DSSI entered into an agreement pursuant to which DSSI agreed to cancel the promissory note dated June 15, 2022, including the aggregate principal amount of the Note and unpaid interest of $26.2 million in exchange for 26,000 shares of Sharing Services Series D Preferred Stock, par value $0.0001 per share. The Company recognized a loss on extinguishment of debt of $188,842 in connection therewith.

Income Tax (Benefit) Provision

Income tax (benefit) provision includes current and deferred income taxes for both our domestic and foreign operations. Income from our international operations is subject to taxation in the countries in which we operate.

During the three months ended September 30, 2023, the Company recognized a current federal income tax benefit of $3,548, and a state and local tax provision of $85. During the three months ended September 30, 2022, the Company had a state and local tax benefit of $3,294 and a provision for deferred federal income taxes of $550,781.

Net Loss and Loss per Share

As a result of the foregoing, for the three months ended September 30, 2023, our consolidated net loss was $1.5 million, compared to $18.4 million for the three months ended September 30, 2022. For the three months ended September 30, 2023, and September 30, 2022, our diluted loss per share was $0.004 and $0.07, respectively.

Six months ended September 30, 2023, Compared to the Six months ended September 30, 2022

Net Sales

For the six months ended September 30, 2023, our consolidated net sales decreased by $4.2 million, or 44.3%, to $5.3 million, compared to the six months ended September 30, 2022. The decrease in net sales mainly reflects: (a) continuation of the decline in consumer orders that we experienced since the fiscal year 2020, (b) a decline in independent distributor orders, in the number of new independent distributors and in the number of continuing active distributors, resulting, in part, from recent product reformulations and increased competition for independent distributors, and (c) the generally adverse impact on consumer buying trends resulting from the recent increase in consumer good prices and in energy costs in the U.S. In efforts to restore strong sales growth, in the past several months, we have further intensified our efforts to recruit, develop and reward our distributors and our efforts to reach new consumers, including through the continued introduction of new products.

The $4.2 million decrease in consolidated net sales primarily reflects a decrease in the number of comparable product units sold.

During the six months ended September 30, 2023, and 2022, the Company derived substantially all its consolidated net sales from the sale of its Elevate health and wellness product line.

Gross Profit

For the six months ended September 30, 2023, our consolidated gross profit decreased by $2.3 million, or 37.9%, to $3.8 million, compared to the six months ended September 30, 2022, and our consolidated gross margins were 71.3% and 64%, respectively. For the six months ended September 30, 2023, gross margin benefited from a decrease in shipping expenses and promotional pricing, as a percentage of sales.

Selling and Marketing Expenses

For the six months ended September 30, 2023, our consolidated selling and marketing expenses decreased by $2.6 million, to $2.2 million, or 40.9% of net sales compared to $4.8 million, or 50.5% of net sales for the six months ended September 30, 2022. The decrease in consolidated selling and marketing expenses is due primarily to lower sales commissions of $1.8 million (which reflects decrease in our consolidated net sales discussed above) and lower sales convention expenses of $0.5 million.

General and Administrative Expenses

For the six months ended September 30, 2023, our consolidated general and administrative expenses (which include corporate employee compensation and benefits, stock-based compensation, professional fees, rent and other occupancy costs, certain consulting fees, telephone and information technology expenses, insurance premiums, and other administrative expenses) decreased by approximately $4.7 million to $4.4 million, or 83% of consolidated net sales compared to $9.1 million, or 96% of consolidated net sales, for the six months ended September 30, 2022. The decrease in consolidated general and administrative expenses was primarily driven by lower professional and legal expenses by $3.1 million, decrease on employee compensation and related benefits by $1.4 million.

Interest Expense

For the six months ended September 30, 2023, our consolidated interest expense was $1.1 million, excluding amortization of debt discount and amortization of deferred financing costs of $2.0 million, and interest income of $290,024.

For the six months ended September 30, 2022, consolidated interest expense was $6.4 million, including amortization of debt discount and deferred financing cost, interest income, and other expenses associated with borrowings from “DSSI” and related parties.

Other Non-operating Income/Expenses

For the six months ended September 30, 2023, our net consolidated non-operating income, includes litigation settlements and other non-operating income of $103,434. For the six months ended September 30, 2022, our net consolidated non-operating income, includes litigation settlements and other non-operating income of $139,798.

Gain (loss) on employee warrants liability

For the six months ended September 30, 2023, no compensatory gain or loss on employee warrants was recognized. For the six months ended September 30, 2022, we recognized a compensatory gain of $167,835.

Loss on Extinguishment of Debt

Effective June 30, 2023, the Company, and DSSI, entered into three transactions whereby such transactions offset certain liabilities through the sale of assets. The Company recognized the transactions as extinguishment of debt of with a gain of $150,634, before income tax, in connection therewith. In August 2023, Sharing Services and DSSI entered into an agreement pursuant to which DSSI agreed to cancel the promissory note dated June 15, 2022, including the aggregate principal amount of the Note and unpaid interest of $26.2 million in exchange for 26,000 shares of Sharing Services Series D Preferred Stock, par value $0.0001 per share. The Company recognized a loss on extinguishment of debt of $188,842 in connection therewith.

For the six-month ended September 31, 2022, no amounts were incurred related to extinguishment of debt.

Income Tax Benefit

During the six months ended September 30, 2023, no amounts were recognized as income tax provision or benefit.

During the six months ended September 30, 2022, the Company recognized a deferred tax benefit of approximately $880,000 and a state and local tax benefit of $12,904.

Net Loss and Loss per Share

As a result of the foregoing, for the six months ended September 30, 2023, our consolidated net loss was $3.9 million, compared to $19.7 million for the six months ended September 30, 2022. For the six months ended September 30, 2023, and September 30, 2022, our diluted loss per share was $0.01 and $0.07, respectively.

Liquidity and Capital Resources

We broadly define liquidity as our ability to generate sufficient cash, from internal and external sources, to meet our obligations and commitments. We believe that, for this purpose, liquidity cannot be considered separately from capital resources.

Working Capital

Working capital (total current assets minus total current liabilities). We had a deficiency in our working capital of approximately $2.0 million as of September 30, 2023, compared to $33.9 million as of March 31, 2023.

As of September 30, 2023, and March 31, 2023, our cash and cash equivalents were $1.4 million and $3.0 million, respectively. Based upon the current level of operations and anticipated investments necessary to grow our business, we believe that anticipated funds from operations will likely be sufficient to meet our working capital requirements over the next 12 months.

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

The following table summarizes our cash flow activities for the six months ended September 30, 2023, compared to the six months ended September 30, 2022:

	Six Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(2,970,305)	$(5,436,809)
Net cash used in investing activities	-	(11,504,734)
Net cash provided by financing activities	1,200,000	6,527,264
Impact of currency rate changes in cash	160,759	(150,122)
Decrease in cash and cash equivalents	$(1,609,546)	$(10,564,401)

Net Cash Used in Operating Activities

For the six months ended September 30, 2023, net cash used in operating activities was $3.0 million, compared to $5.4 million for the six months ended September 30, 2022. The $2.5 million decrease was due to a decline in operating losses of $2.3 million (excluding non-cash items, such as depreciation and amortization, stock-based compensation expense, provision for obsolete inventory losses, amortization of debt discount, unrealized gain (loss) on investments, losses on impairment of investments in unconsolidated entities and notes receivable, and gains on extinguishment of debt), and a change in operating assets and liabilities of $207,021.

Net Cash Used in Investing Activities

For the six months ended September 30, 2023, net cash used in investing activities was $0, compared to $11.5 million for the six months ended September 30, 2022. The $11.5 million change was due to lower capital expenditures.

Net Cash Provided by Financing Activities

For the six months ended September 30, 2023, net cash provided by financing activities was $1.2 million, compared to $6.5 million for the six months ended September 30, 2022. The decrease was due to lower proceeds from loans under promissory notes, net of loan repayments, of $7.5 million. The decrease was partially offset by lower Sharing Services common stock received in connection with a litigation settlement of $1.0 million.

Impact of currency rate changes in cash

For the six months ended September 30, 2023, the impact of currency rate changes in cash was $160,759, compared to negative $150,122 for the six months ended September 30, 2022.

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

Short-term Borrowings and Convertible Notes

Convertible Notes from Related Parties

Decentralized Sharing Systems, Inc. (“DSSI”)

In April 2021, the Company and DSSI which, together with DSS, Inc., is a major shareholder of the Company, entered into a Securities Purchase Agreement, pursuant to which the Company issued: (a) a Convertible Promissory Note in the principal amount of $30.0 million (the “Note”) in favor of DSSI, and (b) a detachable Warrant to purchase up to 150,000,000 shares of the Company’s Class A Common Stock, at $0.22 per share, and DSSI loaned to the Company $30.0 million. At any time during the term of the Note, all or part of the Note, including principal, less unamortized prepaid interest, if any, plus any accrued interest and other fees was convertible into shares of the Company’s Class A Common Stock at the rate of $0.20 per share, at the option of the holder. As further discussed below, the Note and the detachable Warrant were redeemed in September 2022.

In September 2022, the Company and DSSI entered into a Securities Purchase Agreement (the “SPA”), pursuant to which the Company issued: (a) a Convertible Promissory Note in the principal amount of $27.0 million (the “2022 Note”) in favor of DSSI and (b) a detachable Warrant to purchase up to 818,181,819 shares of the Company’s Class A Common Stock (the “Warrant”), at $0.033 per share, in exchange for the $27.0 million. The 2022 Note bears interest at the annual rate of 8% and is due and payable on demand or, if no demand, on May 1, 2024. At any time during the term of the 2022 Note, all or part of the Note was convertible into up to 818,181,819 shares of the Company’s Class A Common Stock, at the option of the holder. In connection with SPA, DSSI surrendered to the Company all DSSI’s rights pursuant to: (a) a certain Convertible Promissory Note in the principal amount of $30.0 million issued by the Company in April 2021 in favor of DSSI, and (b) a certain detachable Warrant to purchase up to 150,000,000 shares of the Company’s Class A Common Stock, at $0.22 per share, issued concurrently with such $30.0 million note.

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

On August 31, 2023, the Company and DSSI executed a debt exchange agreement whereby DSSI cancelled the $27 million loan and accepted 26,000 shares of the Company’s Series D Preferred Stock, $0.0001 par value per share (“Preferred D Stock”) in exchange for the cancellation of the $27.0 million loan. Pursuant to the debt exchange agreement, the principal amount together with all unpaid interest, totaling $26,169,367.33 was deemed to be repaid. The holder of Preferred D Stock is entitled to receive dividends in cash valued at a rate of 25% per annum of the operating income of the Company. Any accrued and unpaid dividends shall be payable in cash commencing on August 31, 2024 and continuing each annual anniversary of such date on a perpetual basis.

As of September 30, 2023, DSS and its affiliates owned, in the aggregate, 24,821,089 shares of the Company’s Class A Common Stock. Heng Fai Ambrose Chan, Frank D. Heuszel, and John (“JT”) Thatch, each a Director of the Company, also serve on the Board of Directors of DSS. Mr. Chan serves as Executive Chairman of the Board of Directors of the Company. Mr. Thatch serves as President, CEO and Vice Chairman of the Board of Directors of the Company.

American Pacific Bancorp, Inc.

On September 15, 2022, Sharing Services, through one of its subsidiaries, entered into a secured real estate promissory note with American Pacific Bancorp, Inc. (“APB”), and the Company entered into a Loan Agreement pursuant to which APB loaned the Company approximately $5.7 million (the “APB Loan”). The APB Loan bears interest at the annual rate of 8% matures on September 1, 2024, is payable in equal monthly instalments of $43,897 commencing on July 1, 2022 (with the remainder due on September 1, 2024). The loan is secured by a first mortgage interest on the Company’s Lindon, Utah office building. In connection with this loan, the Company received net proceeds of $5,522,829 from APB on September 17, 2022. APB is a subsidiary of DSS. Heng Fai Ambrose Chan, Frank D. Heuszel and John “JT” Thatch, each a Director of the Company, also serve on the Board of Directors of DSS, and Messrs. Chan and Heuszel also serve on the Board of Directors of APB.

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

Capital Requirements

During the three months ended September 30, 2023, there were no capital expenditures for property and equipment (consisting of furniture and fixtures, computer equipment and software, other office equipment and leasehold improvements) in the ordinary course of our business.

Contractual Obligations

There were no material changes to our contractual cash obligations during the three months ended September 30, 2023.

Off-Balance Sheet Financing Arrangements

As of September 30, 2023, we had no off-balance sheet financing arrangements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of the end of the fiscal period covered by this Quarterly Report, and concluded that, as of September 30, 2023, the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management and its Board of Directors, as appropriate to allow timely decisions regarding required disclosure.

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

3.3

Certificate of Designation of Series D Preferred Stock, dated August 31, 2023, which is incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 5, 2023

3.4

Exchange Agreement between Sharing Services Global Corporation and Decentralized Sharing System, Inc., dated August 31, 2023, which is incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 5, 2023

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*Filed herewith

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHARING SERVICES GLOBAL CORPORATION
(Registrant)

Date: November 14, 2023

	By:	/s/ John Thatch
John Thatch
President, Chief Executive Officer and Vice Chairman of the Board of Directors
(Principal Executive Officer)

Date: November 14, 2023

	By:	/s/ Anthony S. Chan
Anthony S Chan
Chief Financial Officer
(Principal Financial Officer)

