Form 10-Q
period 2023-12-31
SHARING SERVICES GLOBAL Corp
filed 2024-02-14
CIK 1644488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2023

or

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

None

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange in which registered
None	None	None

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

As of February 13, 2024, there were 376,328,885 shares of the issuer’s Class A Common Stock outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited financial statements: condensed consolidated balance sheets as of December 31, 2023, condensed consolidated statements of operations and comprehensive loss for the three and nine months ended December 31, 2023 and 2022, condensed consolidated statements of cash flows, and condensed consolidated statements of changes in stockholders’ deficit for the nine months ended December 31, 2023 and 2022, are those of Sharing Services Global Corporation and its subsidiaries.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2023	March 31, 2023
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$737,850	$2,994,885
Trade accounts receivable, net	494,451	273,674
Other receivable	1,800,000	-
Short-term advance	31,194	-
Inventory, net	2,190,680	1,636,120
Other current assets, net	226,371	527,827
Total Current Assets	5,480,546	5,432,506
Property and equipment, net	325,523	9,270,193
Right-of-use assets, net	414,865	448,240
Deferred income taxes, net	16	-
Investment in unconsolidated entities, net	-	206,231
Intangible assets	438,002	545,372
Other assets	1,162,389	1,177,173
TOTAL ASSETS	$7,821,341	$17,079,715

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$1,084,968	$1,028,510
Accrued and other current liabilities	2,745,147	2,781,037
Accrued sales commission payable	1,676,362	2,357,643
Tax payable	1,518,379	1,446,503
Note payable, related party, net of unamortized debt discount and unamortized deferred loan cost	-	6,922,043
Note payable	1,200,000	-
Convertible note payable, related party, net of unamortized debt discount and unamortized deferred loan cost	-	24,827,086
Total Current Liabilities	8,224,856	39,362,822
Lease liability, long-term	416,277	440,478
TOTAL LIABILITIES	8,641,133	39,803,300

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Series A convertible preferred stock, $0.0001 par value, 100,000,000 shares designated, 3,100,000 shares issued and outstanding	310	310
Series B convertible preferred stock, $0.0001 par value, no shares issued and outstanding	-	-
Series C convertible preferred stock, $0.0001 par value, 100,000,000 shares designated, 3,220,000 shares issued and outstanding	322	322
Series D preferred stock, $0.0001 par value, 26,000 shares issued and outstanding	3	-
Class A common stock, $0.0001 par value, 1,990,000,000 shares designated, 376,328,885 shares and 347,451,880 shares issued and outstanding as of December 31, 2023 and March 31, 2023, respectively	37,633	34,745
Class B common stock, $0.0001 par value, 10,000,000 shares designated, no shares issued and outstanding	-	-
Treasury stock	-	(626,187)
Additional paid in capital	110,699,858	84,619,762
Shares to be issued	12,146	12,146
Accumulated deficit	(111,230,122)	(106,456,378)
Accumulated other comprehensive loss	(339,942)	(308,305)
TOTAL STOCKHOLDERS’ DEFICIT	(819,792)	(22,723,585)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,821,341	$17,079,715

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Net sales	$2,885,645	$3,245,903	$8,172,469	$12,737,673
Cost of goods sold	701,683	1,643,111	2,217,315	5,059,916
Gross profit	2,183,962	1,602,792	5,955,154	7,677,757
Operating expenses
Selling and marketing	948,228	928,246	3,112,773	5,723,642
General and administrative	1,972,405	4,678,620	6,375,717	13,787,444
Total operating expenses	2,920,633	5,606,866	9,488,490	19,511,086
Operating loss	(736,671)	(4,004,074)	(3,533,336)	(11,833,329)
Other income (expense):
Interest expense, net	(137,362)	(3,320,159)	(3,006,440)	(9,761,622)
Other income	-	-	1,800,000	-
Gain on employee warrants liability	-	39,375	-	207,210
Loss on investment and extinguishment of debt	-	-	(116,841)	-
Unrealized loss on investment	-	(3,614,242)	-	(10,284,002)
Other non-operating income (expense), net	(17,009)	(21,722)	86,427	118,077
Total other expense, net	(154,371)	(6,916,748)	(1,236,854)	(19,720,337)
Loss before income taxes	(891,042)	(10,920,822)	(4,770,190)	(31,553,666)
Income tax expense (benefit)	3,554	104,129	3,554	(789,803)
Net loss	$(894,596)	$(11,024,951)	$(4,773,744)	$(30,763,863)

Other comprehensive income (loss), net of tax:
Currency translation adjustments	(4,032)	251,166	(31,637)	(156,850)
Total other comprehensive (loss) income	(4,032)	251,166	(31,637)	(156,850)
Comprehensive loss	$(898,628)	$(10,773,785)	$(4,805,381)	$(30,920,713)

Loss per share:
Basic and diluted	$(0.002)	$(0.04)	$(0.01)	$(0.12)

Weighted average shares:
Basic and diluted	376,328,885	262,832,833	374,543,761	267,956,183

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	December 31, 2023	December 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,773,744)	$(30,763,863)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	442,643	539,411
Stock-based compensation	(148,267)	(303,784)
Amortization of debt discount and other	2,015,542	10,447,435
Loss (gain) on extinguishment of debt	38,215	(350,320)
Intangible asset impairment	-	154,182
Bad debt expense (recovery of bad debt provision)	177,115	(85,155)
Realized/unrealized gain on investments	-	10,284,002
Provision for obsolete inventory (recovery of inventory provision)	(54,394)	1,012,433
Changes in operating assets and liabilities:
Accounts receivable	(397,891)	(22,413)
Short-term advance	(31,194)	-
Other receivable	(1,800,000)	-
Inventory	(500,165)	892,136
Other current assets	672,915	321,291
Property and equipment	(54,237)	-
Other assets	97,590	(137,112)
Accounts payable	56,458	669,048
Income taxes payable	71,860	(496,026)
Lease liability	1,578	35,008
Accrued and other liabilities	760,577	(1,042,211)
Net Cash Used in Operating Activities	(3,425,399)	(8,845,938)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property and equipment and other assets	-	(1,404,013)
Issuance of notes receivable	-	(216,885)
Purchase of marketable securities	-	(9,510,000)
Cash paid for asset purchase	-	(400,000)
Net Cash Used in Investing Activities	-	(11,530,898)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from issuance of promissory notes	-	10,922,329
Proceeds from note payable	1,200,000	-
Common stock received on litigation settlement	-	(1,046,254)
Retirement of loans	-	(3,374,416)
Net Cash Provided by Financing Activities	1,200,000	6,501,659

IMPACT OF CURRENCY RATE CHANGES ON CASH	(31,635)	(35,864)
Decrease in cash and cash equivalents	$(2,257,034)	$(13,911,041)
Cash and cash equivalents, beginning of period	2,994,885	17,023,266
Cash and cash equivalents, end of period	$737,851	$3,112,225

Supplemental cash flow information
Cash paid for interest	$96,279	$127,790
Cash paid for income taxes	$550	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Series A		Series B		Series C		Series D		Class A and Class B						Accumulated
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional				Other
	Number	Par	Number	Par	Number	Par	Number	Par	Number	Par	Paid in	Shares to	Treasury	Accumulated	Comprehensive
	of Shares	Value	of Shares	Value	of Shares	Value	of Shares	Value	of Shares	Value	Capital	be Issued	Stock	Deficit	Loss	Total
Balance - March 31, 2023	3,100,000	$310	-	$-	3,220,000	$322			347,451,880	$34,745	$84,619,762	$12,146	$(626,187)	$(106,456,378)	$(308,305)	$(22,723,585)
Cancellation of treasury-stock											(626,187)		626,187			-
Common stock issued for debt modification							26,000	$3			26,169,365					26,169,368
Common stock issued to settle accrued interest payable									28,877,005	2,888	536,918					539,806
Currency translation adjustments														-	(31,637)	(31,637)
Net loss														(4,773,744)		(4,773,744)
Balance - December 31, 2023	3,100,000	$310	-	$-	3,220,000	$322	26,000	$3	376,328,885	$37,633	$110,699,858	$12,146	$-	$(111,230,122)	$(339,942)	$(819,792)

	Series A		Series B		Series C		Series D		Class A and Class B						Accumulated
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional				Other
	Number	Par	Number of	Par	Number	Par	Number	Par	Number	Par	Paid in	Shares to	Treasury	Accumulated	Comprehensive
	of Shares	Value	Shares	Value	of Shares	Value	of Shares	Value	of Shares	Value	Capital	be Issued	Stock	Deficit	Loss	Total
Balance - March 31, 2022	3,100,000	$310	-	$-	3,220,000	$322	-	$-	288,923,969	$28,892	$80,738,719	$12,146		$(57,886,336)	$(65,109)	$22,828,944
Refinancing of debt and detachable warrants											1,235,516					1,235,516
Repurchase of 26,091,136 shares of Common Stock									(26,091,136)	(2,609)	(23,482)		$(626,187)			(652,278)
Currency translation adjustments															(156,850)	(156,850)
Net loss														(30,763,863)		(30,763,863)
Balance - December 31, 2022	3,100,000	$310	-	$-	3,220,000	$322	-	$-	262,832,833	$26,283	$81,950,753	$12,146	$(626,187)	$(88,650,199)	$(221,959)	$(7,508,531)

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

In August 2021, Sharing Services and Hapi Café, Inc, a company affiliated with Heng Fai Ambrose Chan, a Director of the Company, entered into a Master Franchise Agreement (the “MFA”) pursuant to which Sharing Services acquired the exclusive franchise rights in North America to the brand “Hapi Café.” Under the terms of the MFA, Sharing Services, directly or through its subsidiaries, has the right to operate no less than five corporate-owned stores and can offer to the public sub-franchise rights to own and operate other stores, subject to the terms and conditions contained in the MFA. The Company plans to open up Hapi Café in Dallas and other major cities in North America, and is in the process of identifying and evaluating suitable locations.

Directly or through its subsidiaries, the Company from time to time will invest in emerging business in the direct selling industry, using a combination of debt and equity financing, in efforts to leverage the Company’s business competencies and to participate in the growth of these businesses. As part of the Company’s commitment to the success of these emerging businesses, the Company, directly or through its subsidiaries, also plans to offer shared services, such as merchant processing, insurance, order fulfillment and logistics, and other “back office” solutions that are success-critical to these businesses in the direct sales industry.

NOTE 2- GOING CONCERN

The accompanying unaudited condensed consolidated financial statements as of December 31, 2023 have been prepared using generally accepted accounting principles in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. During the nine months ended December 31, 2023 and 2022, the Company had a net loss was approximately $4.8 million and $30.8 million, respectively. These factors among other raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from significant shareholders sufficient to meet its minimal operating expenses and seeking third party equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated interim financial statements included herein have been prepared in accordance with GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted as permitted pursuant to the rules and regulations of the SEC, although we believe that the disclosures made are adequate to make the information not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023. Unless so stated, the disclosures in the accompanying condensed consolidated financial statements do not repeal the disclosures in our consolidated financial statements for year ended March 31, 2023.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period financial information has been reclassified to conform with the current year’s presentation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents include recent customer remittances deposited with our merchant processors at the balance sheet date, which generally settle within 24 to 72 hours. As of December 31, 2023, and March 31, 2023, cash and cash equivalents included cash held by our merchant processors of approximately $0.08 million and $0.5 million, respectively. In addition, as of December 31, 2023, and March 31, 2023, cash and cash equivalents held in bank accounts in foreign countries in the ordinary course of business were approximately $0.4 million and $1.3 million, respectively. Amounts held by our merchant processor or held in bank accounts located in foreign countries are generally not insured by any federal agency.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable consists mainly of amounts due from a merchant processor in the normal course of business. To measure impairment on accounts receivables, the Company adopted current expected credit losses (CECL) model, which is established on management’s historical collection experience, age of the receivable, the economic environment, industry trend analysis, and the current credit profile and financial condition of the merchant processor. On a quarterly basis, management reviews its receivables to determine if the allowance for doubtful accounts is adequate and adjusts the allowance, including the base loss rate and adjustment factors, when necessary. Delinquent account balances are written-off against the allowance for doubtful accounts after all means of collection have been exhausted and that the likelihood of collection is not probable.

Inventory

Inventory consists of finished goods and promotional materials and are stated at the lower of cost, determined using the first-in, first-out (“FIFO”) method, or net realizable value. The Company periodically assesses its inventory levels when compared to current and anticipated sales levels. As of December 31, 2023, and March 31, 2023, the allowance for obsolete inventory was $843,034 and $880,926, respectively, in connection with health and wellness product that is damaged, expired or otherwise in excess of forecasted outputs, based on our current and anticipated sales levels. The Company reports its provisions for inventory losses in cost of goods sold in its condensed consolidated statements of operations.

Other Receivable and Loan Payable

In July 2023, the Company, through its out-sourced payroll services provider (“Paychex”), submitted a claim to the Internal Revenue Services (“IRS”) for the Employee Retention Tax Credit (“ERTC credit”) based on its payroll records and other pertinent information. Refunds will be distributed based on IRS processing times and the total ERTC credit will be approximately $1.8 million. Since the likelihood of receiving the ERTC credit is probable and the amount is estimable, the Company has recorded its ERTC credit in the Other Receivable.

Through the introduction of Paychex, the Company successfully applied for an ERTC loan (“bridge loan”) in August 2023. The bridge loan that was approved came to $1.2 million, and it was recorded as a Loan Payable. The loan is for a 12-month period and carries a 2% monthly interest rate. The loan proceeds must be used solely and exclusively for working capital and other business purposes and it had an origination fee of $24,000. The Company received net proceeds of approximately $1.18 million in September 2023.

Other Assets

Other assets include a multi-user license and code of a back-office platform that was acquired for $1 million in 2022. This back-office platform is designed to facilitate the computation and processing of commission payments to distributors, and it requires customization in order for it to be operational. Costs associated with the customization and build out of the platform has been capitalized in accordance with ASC 350 - Capitalization on Internal-Use Software Costs.

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

South Korean
Won per USD
Exchange rate as of December 31, 2023	1,294.46

	South Korean Won per USD
	Three Months ended	Nine Months ended
	December 31, 2023	December 31, 2023
Average exchange rate as of December 31, 2023	1,320.54	1,316.52

Comprehensive Loss

For the three and nine months ended December 31, 2023 and 2022, the Company’s comprehensive loss comprised of currency translation adjustments and net loss.

Revenue Recognition

As of December 31, 2023, and March 31, 2023, deferred sales revenue associated with products invoiced but not received by customers at the balance sheet date was $212,715 and $113,896, respectively. In addition, as of December 30, 2023, and March 31, 2023, deferred sales revenue associated with our unfulfilled performance obligations for services offered on a subscription basis was $44,248 and $80,528, and deferred sales revenue associated with our performance obligations for customers’ right of return was $26,970 and $26,894, and deferred revenues associated with customer loyalty points was $25,493 and $25,493, respectively. Deferred sales revenue is expected to be recognized over one year.

During the three and nine months ended December 31, 2023 and 2022, substantially all our consolidated net sales were from our health and wellness products.

Sales Commissions

The Company recognizes sales commission expenses, when incurred, in accordance with GAAP. During the three months ended December 31, 2023 and 2022, sales commission expense, which is included in selling and marketing expenses in our condensed consolidated statements of operations and comprehensive loss, was approximately $0.9 million and $1.2 million, respectively. During the nine months ended December 31, 2023 and 2022, sales commission expense was approximately $2.7 million and $5.1 million, respectively

Recently Issued Accounting Standards - Pending Adoption

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (ASU 2020-06), which simplifies the accounting for certain convertible instruments. Among other things, under ASU 2020-06, the embedded conversion features no longer must be separated from the host contract for convertible instruments with conversion features not required to be accounted for as derivatives, or that do not result in substantial premiums accounted for as paid-in capital. ASU 2020-06 also eliminates the use of the treasury stock method when calculating the impact of convertible instruments on diluted Earnings per Share. For the Company, the provisions of ASU 2020-06 are effective for its fiscal year beginning on April 1, 2024. Early adoption is permitted, subject to certain limitations. The Company is evaluating the potential impact of adoption on its consolidated financial statements.

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

The following table sets forth the computations of basic and diluted loss per share:

	Three Months Ended December 31,
	2023	2022
Net loss	$(894,596)	$(11,024,951)
Weighted average basic and diluted shares	376,328,885	262,832,833
Loss per share:
Basic and diluted	$(0.002)	$(0.04)

	Nine Months Ended December 31,
	2023	2022
Net loss	$(4,773,744)	$(30,763,863)
Weighted average basic and diluted shares	374,543,761	267,956,183
Loss per share:
Basic and diluted	$(0.01)	$(0.12)

The following potentially dilutive securities and instruments were outstanding as of December 31, 2023, and 2022, but excluded from the table above:

	As of December 31,
	2023	2022
Convertible preferred stock	6,320,000	6,320,000
Convertible notes payable	-	163,612,120

Total potential incremental shares	6,320,000	169,932,120

NOTE 5 – INVENTORY, NET

Inventory consists primarily of finished goods. The Company provides an allowance for any slow-moving or obsolete inventory. As of December 31, 2023, and March 31, 2023, inventory consists of the following:

	December 31, 2023	March 31, 2023

Finished Goods	$3,033,714	$2,517,046
Allowance for inventory obsolescence	(843,034)	(880,926)
	$2,190,680	$1,636,120

NOTE 6 – OTHER CURRENT ASSETS, NET

Other current assets consist of the following:

	December 31,2023	March 31, 2023
Inventory-related deposits	$334,373	$288,649
Accounts receivable, related parties	-	167,578
Prepaid insurance and other operational expenses	46,560	105,652
Deposits for sales events	-	120,614
Right to recover asset	21,079	20,975
Subtotal	402,012	703,468
Less: allowance for losses	(175,641)	(175,641)
	$226,371	$527,827

Prepaid insurance and other operational expenses primarily consist of payments for goods and services (such as freight, trade show expenses and insurance premiums) which are expected to be realized in the next operating cycle. Prepaid interest represents interest on the 2022 Note due to Decentralized Sharing Systems, Inc. (“DSSI”) (see NOTE 14 below) for the period from July 1, 2023 inclusive to December 31, 2023. Right to recover assets is associated with our customers’ right of return and is expected to be realized in one year or less. As of December 31, 2023, and March 31, 2023, the provision for losses in connection with certain inventory-related deposits for which recoverability is less than certain was approximately $176,000.

NOTE 7 – INVESTMENT IN UNCONSOLIDATED ENTITIES, NET

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

In September 2021, the Company entered into a Membership Unit Purchase Agreement pursuant to which the Company acquired a 30.75% equity interest in MojiLife, LLC, a limited liability company organized in the State of Utah (“MojiLife”), in exchange for $1,537,000. MojiLife is an emerging growth distributor of technology-based consumer products for the home and car. MojiLife’s products include esthetically attractive, cordless scent diffusers for the home or for the car, as well as proprietary home cleaning products and accessories.

On October 1, 2023, MojiLife and its principals Darin Davis and Kimberlee Davis (collectively the “Seller”) and Moji Life International, Inc., a Nevada corporation (the “Purchaser”), a wholly-owned subsidiary of the Company (collectively the “Parties”) entered into an Asset Purchase Agreement (the “MojiLife Asset Purchase Agreement”). Pursuant to the MojiLife Asset Purchase Agreement, the Purchaser purchased the Seller’s real and personal property including, machinery and equipment, intellectual property, trade names, patents, marketing strategies and materials, all product formulas, all saleable inventory, the Seller’s organization database of distributors and customers, and assumed certain liabilities of the Seller.

In connection with the Moji Asset Purchase Agreement, on October 1, 2023, the Purchaser and SHRG Development Ventures, LLC (“SHRGDV”), an affiliate of the Purchaser and subsidiary of the Company also entered an Exchange Agreement whereby SHRDV relinquished and surrendered its 30.75% LLC unit ownership interest in Seller.

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

Investment in unconsolidated entities consists of the following:

	December 31, 2023	March 31, 2023
Investment in detachable GNTW stock warrant	$-	$143,641
Investment in GNTW common stock	-	18,300
Investment in Stemtech convertible note	-	44,290
Investment in MojiLife, LLC	-	1,537,000
Subtotal	-	1,743,231
Less, allowance for impairment losses	-	(1,537,000)
	$-	$206,231

NOTE 8 – PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	December 31, 2023	March 31, 2023
Building and building improvements	$-	$8,952,555
Computer software	1,024,274	1,024,274
Furniture and fixtures	287,421	237,042
Computer equipment	220,264	220,264
Leasehold improvements and other	399,306	394,306
Total property and equipment	1,931,265	10,828,441
Accumulated depreciation and amortization	(1,605,742)	(1,558,248)
	$325,523	$9,270,193

Effective June 30, 2023, the Company and DSSI entered into an Assignment of Limited Liability Company Interests agreement pursuant to which: (a) DSSI assumed approximately $7.24 million in SHRG liabilities secured by certain Commercial Real Estate, (b) DSSI credited SHRG approximately $240,000 towards amounts owed under the 2022 Note (the “$27.0 million loan”), and (c) DSSI acquired ownership of Linden Real Estate Holdings LLC, with its sole asset being a commercial lot and commercial building located in Lindon, Utah, subject to the assumed indebtedness.

NOTE 9 – ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consist of the following:

	December 31, 2023	March 31, 2023
Deferred sales revenues	$369,726	$246,811
Liability associated with uncertain tax positions	925,785	925,795
Accrued interest payable	-	536,123
Payroll and employee benefits	302,276	329,762
Lease liability, current portion	33,790	41,385
Other accruals	1,113,570	701,161
	$2,745,147	$2,781,037

Lease liability, current portion, represents obligations due within one year under operating leases for office space, automobiles, and office equipment. See Note 16 - LEASES below for more information. As of December 31, 2023, and March 31, 2023, other accruals include amounts due to related parties of $0 and $167,578, respectively, and several operational accruals of $1,113,570 and $533,583, respectively.

NOTE 10 – NOTES PAYABLE, RELATED PARTY

Notes payable, related party, consisted of the following:

	December 31, 2023	March 31, 2023
APB Loan	$-	$5,594,253
APB Revolving Note	-	1,530,569
Unamortized discount and deferred financing costs	-	(202,779)
	$-	$6,922,043

On June 15, 2022, the Company, through one of its subsidiaries, Linden Real Estate Holdings LLC (“SHRG Subsidiary”), entered into a secured real estate promissory note with American Pacific Bancorp, Inc. (“APB”), pursuant to which APB loaned the Company approximately $5.7 million the “APB Loan”). The APB Loan would mature on June 1, 2024, bore interest at the annual rate of 8%, with interest payable in equal monthly installments of $43,897 commencing on July 1, 2022 (with the remainder due on June 1, 2024). The loan was secured by a first mortgage interest on the Company’s Lindon, Utah office building. In connection with this loan, the Company received net proceeds of $5,522,829 from APB on June 17, 2022.

On August 11, 2022, the Company executed a revolving credit promissory note with APB (“the APB Revolving Note”) pursuant to which the Company had access to advances with a maximum principal balance not to exceed the principal sum of $10 million. The APB Revolving Note included origination fees of $600,000. The APB Revolving Note was collateralized by the assets of the Company, and it bore interest at the annual rate of 8%. On December 9, 2022, APB and the Company mutually agreed to limit and/or end any further commitment by APB to fund or to readvance under the terms of the APB Revolving Note to $6.0 million. As of March 31, 2023, the Company had $1.5 million outstanding under the APB Revolving Note and accrued interest of $54,384.

Effective June 30, 2023 subject to the terms of an Assignment of Limited Liability Company Interests agreement, Decentralized Sharing Systems, Inc. (“DSSI”) purchased the SHRG Subsidiary with the financial terms generally summarized as follows: (a) DSSI assumed approximately $7.24 million in SHRG liabilities (namely, all amounts due under the APB Loan and the APB Revolving Note), (b) DSSI credited SHRG approximately $240,000 towards amounts owned under the 2022 Note (the “$27.0 million loan”), and (c) DSSI acquired ownership of Linden Real Estate Holdings LLC, with its sole asset being a commercial lot and commercial building located in Lindon, Utah, subject to the assumed indebtedness.

NOTE 11 – CONVERTIBLE NOTE PAYABLE, RELATED PARTY

Note payable, related party, consists of the following:

Issuance Date	Maturity Date	Interest Rate	Conversion Price (per share)		December 31, 2023	March 31, 2023
September 2022	September 2024	8%	$	N/A	$-	$27,000,000
Unamortized debt discount and deferred financing costs					-	(2,172,914)
					-	24,827,086
Less: current portion of note payable					-	24,827,086
Long-term note payable					$-	$-

On April 5, 2021, the Company and DSSI entered into a Securities Purchase Agreement, pursuant to which the Company issued: (a) a Convertible Promissory Note in the principal amount of $30.0 million (the “Note”) in favor of DSSI, and (b) a detachable Warrant to purchase up to 150,000,000 shares of the Company’s Class A Common Stock, at $0.22 per share, and DSSI loaned to the Company $30.0 million. DSSI, is a subsidiary of DSS, Inc. (“DSS”), and, together with DSS, is a shareholder of the Company. Under the terms of the Note, the Company agreed to pay to DSSI a loan Origination Fee of $3.0 million, payable in shares of the Company’s Class A Common Stock, at the rate of $0.20 per share. The Note bore interest at the annual rate of 8%, with a maturity date of April 5, 2024, subject to certain accelerated provisions upon the occurrence of an Event of Default, as was defined in the Note. At any time during the term of the Note, all or part of the Note, including the principal amount less unamortized prepaid interest, if any, plus any accrued interest could have been converted into shares of the Company’s Class A Common Stock at the rate of $0.20 per share, at the option of the holder. Interest on the Note was pre-payable annually in cash or in shares of the Company’s Class A Common Stock, at the option of the Company, except that interest for the first year was pre-payable in shares of the Company’s Class A Common Stock, at the rate of $0.20 per share. As further discussed below, the Note and the detachable Warrant were redeemed in September 2022.

On September 15, 2022, the Company and DSSI which, together with DSS, a major shareholder of the Company, entered into an agreement pursuant to which the Company issued, to DSSI: (a) a two-year Convertible, Advancing Promissory Note in the principal amount of $27.0 million (the “2022 Note”) in favor of DSSI and (b) a detachable Warrant to purchase up to 818,181,819 shares of the Company’s Class A Common Stock at the exercise price of $0.033 per share. The 2022 Note bore interest at the annual rate of 8%, was due and payable on demand or, if no demand, on May 1, 2024. At any time during the term of the 2022 Note, all or part of the Note may be converted into up to 818,181,819 shares of the Company’s Class A Common Stock, at the option of the holder. Under the terms of the agreement, the Company agreed to pay to DSSI a loan origination fee of $270,000. In addition, DSSI agreed to surrender to the Company all DSSI’s rights pursuant to: (a) a certain Convertible Promissory Note in the principal amount of $30.0 million issued by the Company in April 2021 in favor of DSSI, and (b) a certain detachable Warrant to purchase up to 150,000,000 shares of the Company’s Class A Common Stock, at $0.22 per share, issued concurrently with such $30.0 million note. The Company recognized the transaction with DSSI as a debt extinguishment in accordance with GAAP. Since DSSI is a related party, the difference between the fair value of the new equity instruments and the carrying value of the retired equity instruments was recognized in additional paid in capital on the Company’s consolidated balance sheet.

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

Effective June 30, 2023, the Company and DSSI entered into two transactions, involving the sale of certain assets to DSSI, pursuant to which DSSI credited, in the aggregate, $641,790 to principal outstanding on the 2022 Note. In addition, effective June 30, 2023, DSSI also credited, in the aggregate, $546,000 in accrued interest due on the 2022 Note in connection with transactions involving the sale of certain assets to DSSI.

On August 31, 2023, the Company and DSSI executed a debt exchange agreement whereby DSSI cancelled the $27 million loan and accepted 26,000 shares of the Company’s Series D Preferred Stock, $0.0001 par value per share (“Preferred D Stock”) in exchange for the cancellation of the $27.0 million loan. Pursuant to the debt exchange agreement, the principal amount together with all unpaid interest, totaling $26,169,367 was deemed to be repaid. The holder of Preferred D Stock is entitled to receive dividends in cash valued at a rate of 25% per annum of the operating income of the Company. Any accrued and unpaid dividends shall be payable in cash commencing on August 31, 2024 and continuing each annual anniversary of such date on a perpetual basis.

NOTE 12 – INCOME TAXES

The statutory rates for our domestic and our material foreign operations are as follows for the periods shown:

Country	2023	2022
United States	21%	21%
Republic of Korea	21%	21%

Our consolidated effective income tax rate reconciliation is as follows:

	Nine Months Ended December 31,
	2023	2022
Federal statutory rate	21.0%	21.0%
Permanent differences	0.8	-
Change in valuation allowance for NOL carry-forwards	(21.0)	(21.0)
Stock warrant transactions and other items	-	(2.5)
Effective income tax rate	0.8%	(2.5)%

Income taxes applicable to our foreign operations are not material in the periods presented.

NOTE 13 - STOCKHOLDERS’ EQUITY

Common Stock

On September 15, 2022, the Company and DSSI which, together with DSS, a shareholder of the Company, entered into an agreement pursuant to which the Company issued, to DSSI: (a) a two-year Convertible, Advancing Promissory Note in the principal amount of $27.0 million (the “2022 Note”) in favor of DSSI and (b) a detachable Warrant to purchase up to 818,181,819 shares of the Company’s Class A Common Stock at the exercise price of $0.033 per share. The 2022 Note bore interest at the annual rate of 8% and was due and payable on demand or, if no demand, on May 1, 2024. At any time during the term of the 2022 Note, all or part of the Note may be converted into up to 818,181,819 shares of the Company’s Class A Common Stock, at the option of the holder. Under the terms of the agreement, the Company agreed to pay to DSSI a loan origination fee of $270,000. In addition, DSSI agreed to surrender to the Company all DSSI’s rights pursuant to: (a) a certain Convertible Promissory Note in the principal amount of $30.0 million issued by the Company in April 2021 in favor of DSSI, and (b) a certain detachable Warrant to purchase up to 150,000,000 shares of the Company’s Class A Common Stock, at $0.22 per share, issued concurrently with such $30.0 million note. The Company recognized the transaction with DSSI as a debt extinguishment in accordance with GAAP. Since DSSI is a related party, the difference between the fair value of the new equity instruments and the carrying value of the retired equity instruments was recognized as a capital contribution of $2.0 million in additional paid in capital on the Company’s consolidated balance sheet.

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

On April 17, 2023, the Company and DSSI, mutually agreed in a subsequent Letter Agreement (the “Second DSSI Letter Agreement”) to a mutual settlement of the interest accrued on the 2022 Note between January 1, 2023, through and including March 31, 2023. In accordance with the Second DSSI Letter Agreement, the Company issued 28,877,005 shares of the Company’s Common Stock, at a price per share of $0.0187 in lieu of cash payment to satisfy the accrued and unpaid interest between January 1, 2023, through and including March 31, 2023, equal to $539,806 owed to DSSI under the Second DSSI Letter Agreement. The Company’s shares were trading at $0.0180 on April 17, 2023.

On October 30, 2023, the Company filed a Definitive Information Statement on Schedule 14C with the Securities and Exchange Commission and disclosed that a majority of the Company’s stockholders had approved by majority written consent an amendment to the Company’s articles of incorporation with the Secretary of State of Nevada to effect a Reverse Split (the “Reverse Split”) of the Company’s Class A Common Stock, par value $0.0001 per share (the “Common Stock”) by a ratio of not less than 700-for-1 and not more than 1,800-for-1, with the Board of Directors (the “Board”) of the Company having the discretion as to the exact date and ratio of any Reverse Split to be set at a whole number within the above range.

On December 15, 2023, the Board approved the exact ratio of the Reverse Split at 1,400-for-1. The Company intends on effecting the Reverse Split for the purpose of enabling a future uplisting of the Company’s Common Stock to a national securities exchange. The Reverse Split remains subject to approval by the Financial Industry Regulatory Authority (“FINRA”). There is no guarantee that the Company will be successful in achieving FINRA’s approval or uplisting to a national exchange.

As of December 31, 2023, and March 31, 2023, 376,328,885 shares and 347,451,880 shares of our Class A Common Stock remained issued and outstanding, respectively. As of December 31, 2023, and March 31, 2023, there were no shares of the Company’s Class B Common Stock outstanding.

Preferred Stock

On August 31, 2023, the Company and DSSI executed a debt exchange agreement whereby DSSI cancelled the $27 million loan and accepted 26,000 shares of the Company’s Series D Preferred Stock, $0.0001 par value per share (“Preferred D Stock”) in exchange for the cancellation of the $27.0 million loan. Pursuant to the debt exchange agreement, the principal amount together with all unpaid interest, totaling $26,169,367 was deemed to be repaid. The holder of Preferred D Stock is entitled to receive dividends in cash valued at a rate of 25% per annum of the operating income of the Company. Any accrued and unpaid dividends shall be payable in cash commencing on August 31, 2024 and continuing each annual anniversary of such date on a perpetual basis.

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

Effective July 31, 2023, the Company and HWHW also entered into an Exclusive Intellectual Property License Agreement (the “IP Agreement”). Pursuant to the IP Agreement, HWHW granted the Company an exclusive, non-transferable worldwide license to use HWHW’s intellectual property (the “IP”) as set forth in the IP Agreement. The purchase price from the Company to HWHW for the IP was (i) $10.00 paid in cash and (ii) 1% of the gross sales price of all new products made and sold, outside of the existing inventory conveyed under the terms of the Asset Purchase Agreement, which commenced on November 1, 2023. The IP Agreement terminates on November 1, 2033.

On July 1, 2023, the Company and DSSI, entered into a Securities Purchase Agreement (“HWHH SPA”), pursuant to which the Company purchased 1,000 shares of common stock, par value $0.001 per share, (the “HWHH Shares”) representing all of the issued and outstanding shares of common stock of HWH Holdings, Inc., a Texas corporation (“HWHH”). The Company purchased the HWHH Shares for a consideration of (i) $10.00 paid immediately in cash, and (ii) up to $1,210,224 payable from the gross proceeds generated from the sale of HWHH’s inventory, payable quarterly, and as described in detail in the Securities Purchase Agreement.

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

On January 31, 2024, DSSI and Ascend Management executed an agreement whereby the obligations under the HWHH SPA were deemed fully complied with and that Ascend Management has been fully released and discharged from all liabilities, obligations, claims and demands whatsoever arising out of or in connection with the HWHH SPA and in respect of anything done or omitted to be done under or in connection with the HWHH SPA.

On August 31, 2023, the Company and DSSI executed a debt exchange agreement whereby DSSI cancelled the $27 million loan and accepted 26,000 shares of the Company’s Series D Preferred Stock, $0.0001 par value per share (“Preferred D Stock”) in exchange for the cancellation of the $27.0 million loan. Pursuant to the debt exchange agreement, the principal amount together with all unpaid interest, totaling $26,169,367 was deemed to be repaid. The holder of Preferred D Stock is entitled to receive dividends in cash valued at a rate of 25% per annum of the operating income of the Company. Any accrued and unpaid dividends shall be payable in cash commencing on August 31, 2024 and continuing each annual anniversary of such date on a perpetual basis.

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

American Pacific Bancorp

On September 15, 2022, Sharing Services, through one of its subsidiaries, entered into a secured real estate promissory note with American Pacific Bancorp, Inc. (“APB”), and the Company entered into a Loan Agreement pursuant to which APB loaned the Company approximately $5.7 million. The loan bore interest at the annual rate of 8%, would mature on September 1, 2024, was payable in equal monthly instalments of $43,897 commencing on July 1, 2022 (with the remainder due on September 1, 2024). The loan was secured by a first mortgage interest on the Company’s Lindon, Utah office building. In connection with this loan, the Company received net proceeds of $5,522,829 from APB on September 17, 2022. APB is a subsidiary of DSS.

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

HWH World, Inc.

A subsidiary of the Company operating in the Republic of Korea subleases office space, on a month-to-month basis, from HWH World, Inc. (“HWH World”), until September 30, 2023, a subsidiary of DSS and a company affiliated with Heng Fai Ambrose Chan, a Director of the Company. Pursuant to the terms of the sublease agreement, the Company recognized a right-of-use asset and an operating lease liability in connection therewith. In May 2022, the Company and HWH World amended the related sublease agreement to significantly reduce the space subleased by the Company and the related rent obligation. On June 30, 2022, the right-of-use asset and liability were written off and a new month-to-month rental agreement was entered into for the reduced space subleased by the Company. The company recognized approximately $630 in monthly rent expense in connection with the new lease.

NOTE 15 – STOCK-BASED COMPENSATION

Stock Warrants

Stock Warrants Issued to Related Parties, Directors, Officers and Employees

In January 2022, the Company and DSS who, together with its subsidiaries, was then a majority shareholder of the Company, entered into a one-year Business Consulting Agreement (the “Consulting Agreement”) pursuant to which the DSS would provide to the Company certain consulting services, as defined in the Consulting Agreement. In connection with the Consulting Agreement, the Company agreed to pay DSS and flat monthly fee of sixty thousand dollars ($60,000) and DSS received a fully vested detachable Stock Warrant to purchase up to 50.0 million shares of the Company’s Class A Common Stock, at the exercise price of $0.0001 per share. On the effective date of the Consulting Agreement, the closing price of the Company’s common stock was $0.07 per share and the fair value of the Stock Warrant was $3.5 million. The fair value of the Stock Warrant was amortized into consulting expense over the term of one year. During the three months ended December 31, 2023 and 2022, the Company recognized consulting expense of $0 and $594,521, respectively, in connection with the Consulting Agreement. In February 2023, the Company issued 50.0 million shares of its Common Stock Class A to DSS in connection with exercise of the Stock Warrant.

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

During the three months ended December 31, 2023, and 2022, the Company recognized a compensatory gain of $0 and $39,375, respectively, in connection with grants with a variable exercise price after service is completed. During the nine months ended December 31, 2023, and 2022, the Company recognized a gain of $0 and $207,210, respectively, in connection with grants with a variable exercise price after service is completed. As of December 31, 2023, there are no warrants outstanding with a variable exercise price.

NOTE 16 – LEASES

The Company leases space for its offices and warehouse space, under lease agreements classified as “operating leases” as defined in ASC Topic 842.

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

The following information pertains to the Company’s leases as of the balance sheet dates indicated:

Assets	Classification	December 31, 2023	March 31, 2023
Operating leases	Right-of-use assets, net	$414,865	$448,240
Total lease assets		$414,865	$448,240

Liabilities
Operating leases	Accrued and other current liabilities	$33,790	$41,385
Operating leases	Lease liability, non-current	416,277	440,478
Total lease liabilities		$450,067	$481,863

The following information pertains to the Company’s leases for the periods indicated:

		Three Months Ended December 31,
Lease cost	Classification	2023	2022
Operating lease cost	General and administrative expenses	$28,289	$21,831
Total lease cost		$28,289	$21,831

		Nine Months Ended December 31,
Lease cost	Classification	2023	2022
Operating lease cost	General and administrative expenses	$84,112	$45,009
Total lease cost		$84,112	$45,009

The Company’s lease liabilities are payable as follows:

Twelve months ending December 31,	Amount
2024	$100,062
2025	102,842
2026	105,621
2027	108,400
2028	111,180
Thereafter	113,960
Total remaining payments	642,065
Less imputed interest	(191,998)
Total lease liability	$450,067

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

The outcome of litigation is uncertain, and despite management’s view of the merits of any litigation, or the reasonableness of the Company’s estimates and reserves, the Company’s financial statements could nonetheless be materially affected by an adverse judgment. The Company believes it has adequately reserved for the contingencies arising from current legal matters where an outcome was deemed to be probable, and the loss amount could be reasonably estimated. No provision for legal matters was deemed necessary as of December 31, 2023.

Legal Proceedings

The Company from time to time is involved in various claims and lawsuits incidental to the conduct of its business in the ordinary course. We do not believe that the ultimate resolution of these matters will have a material adverse impact on our consolidated financial position, results of operations or cash flows.

Case No. 4:20-cv-00946; Dennis Burback, Ken Eddy and Mark Andersen v. Robert Oblon, Jordan Brock, Jeff Bollinger, Four Oceans Global, LLC, Four Oceans Holdings, Inc., Alchemist Holdings, LLC, Elepreneurs U.S., LLC, Elevacity U.S., LLC, Sharing Services Global Corporation, Custom Travel Holdings, Inc., and Does 1-5, pending in the United States District Court for the Eastern District of Texas. On December 11, 2020, three investors in Four Oceans Global, LLC filed a lawsuit against the Company, its affiliated entities, and other persons and entities related to an investment made by the three Plaintiffs in 2015. The Company and its affiliated entities filed an answer denying the three investors’ claims. Plaintiffs filed a First Amended Complaint on October 14, 2021. The Company and its affiliated entities responded in November 2021 by filing a Motion to Dismiss the claims contained in the Amended Complaint. The Motion was granted on July 20, 2022, by Court Order dismissing with prejudice the Company and all affiliated entities from the lawsuit. In early August 2022, Plaintiffs on their own motion moved to dismiss all claims against the remaining parties in the case to enable the Order of Dismissal to become an appealable, final Order. On September 7, 2022, Plaintiffs filed a Notice of Appeal to the United States Court of Appeals for the Fifth Circuit. The Plaintiffs filed their Proposed Sufficient Brief of Appellants with the Fifth Circuit on January 2, 2023. The Company filed a Response Brief on February 22, 2023. The appeal is still pending as of December 31, 2023.

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

December 31, 2023
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

NOTE 19 – SUBSEQUENT EVENTS

On January 17, 2024, the Company executed a convertible promissory note for $250,000 with Alset Inc, a Texas corporation (“Alset”) and a shareholder of the Company. The promissory note bears a 10% interest per annum and had an origination fee of $20,000 which is payable in cash or convertible into common shares of the Company at the option of Alset. The note and related accrued interest shall be due and payable in full on the earliest of (i) six months from the date of the note; (ii) occurrence of event of default (as defined in the note) or (iii) upon the Company’s successful listing on Nasdaq.

On January 31, 2024, DSSI and Ascend Management executed an agreement whereby the obligations under the HWHH SPA (see Note 14) were deemed fully complied with and that Ascend Management was fully released and discharged from all liabilities, obligations, claims and demands whatsoever arising out of or in connection with the HWHH SPA and in respect of anything done or omitted to be done under or in connection with the HWHH SPA.

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

Summary Results of Operations:

	Three Months Ended				Nine Months Ended
	December 31, 2023	December 31, 2022	Increase (Decrease)	% Change	December 31, 2023	December 31, 2022	Increase (Decrease)	% Change
Net sales	$2,885,645	$3,245,903	$(360,258)	-11.1%	$8,172,469	$12,737,673	$(4,565,204)	-35.8%
Gross profit	$2,183,962	$1,602,792	$581,170	36.3%	$5,955,154	$7,677,757	$(1,722,604)	-22.4%
Total operating expenses	$(2,920,633)	$(5,606,866)	$2,686,233	-47.9%	$(9,488,490)	$(19,511,086)	$10,022,596	-51.4%
Operating loss	$(736,671)	$(4,004,074)	$3,267,403	-81.6%	$(3,533,336)	$(11,833,329)	$8,299,993	-70.1%
Non-Operating (expense), net	$(154,371)	$(6,916,748)	$6,762,377	-97.8%	$(1,236,854)	$(19,720,337)	$18,483,483	-93.7%
Loss before income taxes	$(891,042)	$(10,920,822)	$10,029,780	-91.8%	$(4,770,190)	$(31,553,666)	$26,783,476	-84.9%
Income tax (benefit) expense	$3,554	$104,129	$(100,575)	-96.6%	$3,554	$(789,803)	$793,357	-100.4%
Net loss	$(894,596)	$(11,024,951)	$10,130,355	-91.9%	$(4,773,744)	$(30,763,863)	$25,990,119	-84.5%

Highlights for the Three months ended December 31, 2023:

●	For the three months ended December 31, 2023, our consolidated net sales decreased $0.4 million, or 11.1%, compared to the three months ended December 31, 2022.

●	For the three months ended December 31, 2023, our consolidated gross profit increased $0.6 million, or 36.3%, compared to the three months ended December 31, 2022. Our consolidated gross margin was 75.7% for the three months ended December 31, 2023, compared to 49.4% for the three months ended December 31, 2022.

●	For the three months ended December 31, 2023, our consolidated operating expenses decreased $2.7 million, or 47.9% to 2.9 million, compared to the three months ended December 31, 2022.

●	For the three months ended December 31, 2023, our consolidated operating loss was $0.7 million, compared to operating loss of $4.0 million for the three months ended December 31, 2022.

●	For the three months ended December 31, 2023, our consolidated net non-operating expense was $0.2 million, compared to net non-operating expense of $6.9 million for the three months ended December 31, 2022.

●	For the three months ended December 31, 2023, our consolidated net loss was approximately $0.9 million, compared to $11.0 million for the three months ended December 31, 2022. For the three months ended December 31, 2023, and 2022, our basic and diluted loss per share was $0.002 and $0.04, respectively

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

Financing Arrangements

Historically, the Company has funded a substantial portion of its liquidity and cash needs through the issuance of notes or convertible notes and borrowings under short-term financing arrangements, and issuance of equity securities. See “Liquidity and Capital Resources” below for additional information about the Company’s convertible notes and borrowings under short-term financing arrangements.

Industry and Business Trends

The information in “Industry and Business Trends” included in ITEM 1 — “Business” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, is incorporated herein by reference.

Strategic Profitable Growth Initiatives

The Company intends to grow its business by pursuing a multipronged growth strategy, that includes: (a) expanding its product offerings, both within the health and wellness category and in new product categories, (b) expanding its direct-to-consumer geographic footprint and (c) re-vamping and re-launching its previously announced membership-based consumer travel products line worldwide. This growth strategy may also include the use of strategic acquisitions of businesses that augment the Company’s product and services portfolio, business competencies and geographic reach.

Results of Operations

The Three months ended December 31, 2023, Compared to the Three months ended December 31, 2022

Net Sales

For the three months ended December 31, 2023, our consolidated net sales decreased by $0.4 million, or 11.1%, to $2.9 million, compared to the three months ended December 31, 2022. The decrease in net sales mainly reflects: (a) the decline in orders from independent distributors and customers; (b) the decline in the number of independent distributors, resulting, in part, from recent product reformulations and increased competition for independent distributors, and (c) the generally adverse impact on consumer buying trends resulting from the recent increase in consumer good prices and in energy costs in the U.S.

The $0.4 million decrease in consolidated net sales primarily reflects a decrease in the number of comparable product units sold.

During the three months ended December 31, 2023, and 2022, the Company derived substantially all its consolidated net sales from the sale of its health and wellness products.

Gross Profit

For the three months ended December 31, 2023, our consolidated gross profit increased by approximately $0.6 million, to $2.2 million, compared to the three months ended December 31, 2022; and our consolidated gross margin was 75.7% and 49.4%, respectively. The improvement in gross margin was attributed mainly to efforts to reduce our cost of goods sold and our shipping expenses in the three months ended December 31, 2023.

Selling and Marketing Expenses

For the three months ended December 31, 2023, our consolidated selling and marketing expenses increased by $19,982, to $0.9 million, or 32.9% of consolidated net sales, compared to $0.9 million, or 28.6% of consolidated net sales, for the three months ended December 31, 2022. The $19,982 increase in consolidated selling and marketing expenses is due primarily to higher marketing efforts in the three months ended December 31, 2023.

General and Administrative Expenses

For the three months ended December 31, 2023, our consolidated general and administrative expenses (which include corporate employee compensation and benefits, stock-based compensation, professional fees, rent and other occupancy costs, certain consulting fees, telephone and information technology expenses, insurance premiums, and other administrative expenses) decreased by approximately $2.7 million, to $2.0 million, The $2.7 million decrease was primarily due to lower consulting expense of approximately $1.8 million, and lower employee compensation and compensation-related benefits of $0.6 million due to less headcount year over year.

Interest Expense, Net

For the three months ended December 31, 2023, our consolidated interest expense was $137,362.

For the three months ended December 31, 2022, our consolidated interest expense, net was 3.3 million, including amortization of debt discount and deferred financing costs, interest income, and other expenses associated with borrowings from “DSSI” and related parties.

Gain (Loss) on Employee Warrants Liability

For the three months ended December 31, 2023, no compensatory gain or loss on employee warrants was recognized. For the three months ended December 31, 2022, $39,375 of compensatory gain on employee warrants was recognized.

Unrealized Gain (Loss) on Investments in Unconsolidated Entities and Marketable Securities

For the three months ended December 31, 2023, no compensatory gain or loss on investments in unconsolidated entities and marketable securities was recognized.

For the three months ended December 31, 2022, net unrealized losses, before income tax, in connection with our investments in unconsolidated entities and marketable securities were $3.6 million.

Income Tax (Benefit) Expense

Income tax (benefit) expenses includes current and deferred income taxes for both our domestic and foreign operations. Income from our international operations is subject to taxation in the countries in which we operate.

During the three months ended December 31, 2023, the Company recognized a current federal income tax expense of $3,554. During the three months ended December 31, 2022, the Company had a state and local tax benefit of $22,849 and a provision for deferred federal income taxes of $348,236 and a benefit for current federal income taxes of $429,516.

Net Loss and Loss per Share

As a result of the foregoing, for the three months ended December 31, 2023, our consolidated net loss was $0.9 million, compared to $11.0 million for the three months ended December 31, 2022. For the three months ended December 31, 2023, and December 31, 2022, our diluted loss per share was $0.002 and $0.04, respectively.

Nine months ended December 31, 2023, Compared to the Nine months ended December 31, 2022

Net Sales

For the nine months ended December 31, 2023, our consolidated net sales decreased by approximately $4.6 million, or 35.8%, to $8.2 million, compared to the nine months ended December 31, 2022. The decrease in net sales mainly reflects: (a) the decline in consumer orders and independent distributor orders; (b) the decline in the number of independent distributors resulting, in part, from recent product reformulations and increased competition for independent distributors, and (c) the generally adverse impact on consumer buying trends resulting from the recent increase in consumer good prices and in energy costs in the U.S.

In an effort to stabilize our sales level, we have further intensified our efforts to recruit and develop our distributors and drive product sales to new consumers, including through the continued introduction of new products.

The $4.6 million decrease in consolidated net sales primarily reflects a decrease in the number of comparable product units sold.

During the nine months ended December 31, 2023, and 2022, the Company derived substantially all its consolidated net sales from the sale of its Elevate health and wellness products.

Gross Profit

For the nine months ended December 31, 2023, our consolidated gross profit decreased by approximately $1.7 million, or 22.4%, to $6.0 million, compared to the nine months ended December 31, 2022: our consolidated gross margin was 72.9% and 60.3%, respectively. The improvement in gross margin is due primarily to our efforts to reduce cost of goods sold and shipping costs.

Selling and Marketing Expenses

For the nine months ended December 31, 2023, our consolidated selling and marketing expenses decreased by approximately $2.6 million, to $3.1 million, or 38.1% of net sales compared to $5.7 million, or 44.9% of net sales for the nine months ended December 31, 2022. The decrease is due primarily to lower sales commissions of $1.9 million (which reflects decrease in our consolidated net sales discussed above) and lower sales convention expenses of $0.7 million.

General and Administrative Expenses

For the nine months ended December 31, 2023, our consolidated general and administrative expenses (which include corporate employee compensation and benefits, stock-based compensation, professional fees, rent and other occupancy costs, certain consulting fees, telephone and information technology expenses, insurance premiums, and other administrative expenses) decreased by approximately $7.4 million to $6.4 million, compared to $13.8 million for the nine months ended December 31, 2022. The decrease was primarily driven by lower professional and legal expenses by $4.9 million, decrease in employee compensation and related benefits by $1.8 million as a result of headcount reduction. In January 2022, the Company entered into a one-year Business Consulting Agreement with DSS. On the effective date of the Consulting Agreement, the closing price of the Company’s common stock was $0.07 per share and the fair value of the Stock Warrant was $3.5 million. The fair value of the Stock Warrant is being recognized as consulting expense over the term of one year. During the nine months ended December 31, 2022, the Company recognized consulting expense of $3.1 million, in connection with the Consulting Agreement.

Interest Expense, Net

For the nine months ended December 31, 2023, our consolidated interest expense was $3.0 million, including amortization of debt discount, deferred financing costs, and interest income.

For the nine months ended December 31, 2022, our consolidated interest expense was $9.8 million, including amortization of debt discount and deferred financing costs, interest income, and other expenses associated with borrowings from “DSSI” and related parties.

Other Income

For the nine months ended December 31, 2023, Sharing Services qualified and is eligible for a U.S. government ERTC (employee retention tax credit) for $1.8 million.

Other Non-operating Income/Expenses

For the nine months ended December 31, 2023, our net consolidated non-operating income, includes litigation settlements and other non-operating income of $86,427. For the nine months ended December 31, 2022, our net consolidated non-operating income, includes litigation settlements and other non-operating income of $118,077.

Gain (Loss) on Employee Warrants Liability

For the nine months ended December 31, 2023, no compensatory gain or loss on employee warrants was recognized. For the nine months ended December 31, 2022, we recognized a compensatory gain of $207,210.

Loss on Investment and Extinguishment of Debt

For the nine months ended December 31, 2023, the Company recognized a loss, before income tax, of $78,632 in connections with its investment in Stemtech. The company recognized a loss on extinguishment of debt of $38,209 in connection with cancelling the promissory note in exchange of Series D Preferred Stock with DSSI.

For the nine months ended December 31, 2022, no amounts were incurred related to investment and extinguishment of debt.

Income Tax Benefit

During the nine months ended December 31, 2023, the Company recognized a current federal income tax expense of $3,554.

During the nine months ended December 31, 2022, the Company recognized a provision for deferred taxes and federal taxes of $799,748 and a state and local tax benefit of $9,945.

Net Loss and Loss per Share

As a result of the foregoing, for the nine months ended December 31, 2023, our consolidated net loss was $4.8 million, compared to $30.8 million for the same period of the prior year. For the nine months ended December 31, 2023 and 2022, our diluted loss per share was $0.01 and $0.12, respectively.

Liquidity and Capital Resources

We broadly define liquidity as our ability to generate sufficient cash, from internal and external sources, to meet our obligations and commitments. We believe that, for this purpose, liquidity cannot be considered separately from capital resources.

Working Capital

Working capital (total current assets minus total current liabilities). We had a deficiency in our working capital of approximately $2.7 million as of December 31, 2023, compared to $33.9 million as of March 31, 2023.

As of December 31, 2023, and March 31, 2023, our cash and cash equivalents were $0.7 million and $3.0 million, respectively. Based upon the current level of operations and anticipated investments necessary to grow our business, we believe that anticipated funds from operations will likely be sufficient to meet our working capital requirements over the next 12 months.

We have implemented measures to streamline and revamp our business operations and reduce our monthly cash burns and operating loss. Such measures include, and are not limited to, headcount reduction and elimination of certain overhead and consulting fees. Based upon the current level of operations and anticipated investments necessary to sustain/grow our business, we believe that existing cash balances and anticipated funds from operations will likely be sufficient to meet our working capital requirements over the next 12 months.

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

The following table summarizes our cash flow activities for the nine months ended December 31, 2023, compared to the nine months ended December 31, 2022:

	Nine Months Ended December 31,
	2023	2022
Net cash used in operating activities	$(3,425,399)	$(8,845,938)
Net cash used in investing activities	-	(11,530,898)
Net cash provided by financing activities	1,200,000	6,501,659
Impact of currency rate changes in cash	(31,635)	(35,864)
Decrease in cash and cash equivalents	$(2,257,034)	$(13,911,041)

Net Cash Used in Operating Activities

For the nine months ended December 31, 2023, net cash used in operating activities was $3.4 million, compared to $8.8 million for the nine months ended December 31, 2022. The $5.4 million decrease was due to a decline in operating losses of $6.7 million (excluding non-cash items, such as depreciation and amortization, stock-based compensation expense, provision for obsolete inventory losses, amortization of debt discount, unrealized gain (loss) on investments, losses on impairment of investments in unconsolidated entities and notes receivable, and gains on extinguishment of debt), and partially offsets with a change in operating assets and liabilities of $1.3 million.

Net Cash Used in Investing Activities

For the nine months ended December 31, 2023, net cash used in investing activities was $0, compared to $11.5 million for the nine months ended December 31, 2022. The $11.5 million change was due to lower capital expenditures.

Net Cash Provided by Financing Activities

For the nine months ended December 31, 2023, net cash provided by financing activities was $1.2 million, compared to $6.5 million for the nine months ended December 31, 2022. The decrease was due to lower proceeds from loans under promissory notes, net of loan repayments, of $7.5 million. The decrease was partially offset by lower Sharing Services common stock received in connection with a litigation settlement of $1.0 million.

Impact of currency rate changes in cash

For the nine months ended December 31, 2023, the impact of currency rate changes in cash was negative $31,635, compared to negative $35,864, for the nine months ended December 31, 2022.

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

Capital Requirements

During the quarter ended December 31, 2023, there were no capital expenditures for property and equipment (consisting of furniture and fixtures, computer equipment and software, other office equipment and leasehold improvements) in the ordinary course of our business.

Contractual Obligations

There were no material changes to our contractual cash obligations during the three months ended December 31, 2023.

Off-Balance Sheet Financing Arrangements

As of December 31, 2023, we had no off-balance sheet financing arrangements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of the end of the fiscal period covered by this Quarterly Report, and concluded that, as of December 31, 2023, the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management and its Board of Directors, as appropriate to allow timely decisions regarding required disclosure.

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

(b) Not applicable

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

Item 3. Defaults Upon Senior Securities.

(a) Not applicable

(b) Not applicable

Item 4. Mining Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits.

The following exhibits are filed as part of this Quarterly Report unless otherwise indicated:

3.1	Amended and Restated Certificate of Designation of Series D Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 16, 2023)

10.1†	Asset Purchase Agreement between Sharing Services Global Corporation and HWH World, Inc., dated November 3, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2023)

10.2	Bill of Sale and Assumption Agreement between Sharing Services Global Corporation and HWH World, Inc., dated November 3, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2023)

10.3	Exclusive Intellectual Property License Agreement between Sharing Services Global Corporation and HWH World, Inc., dated November 3, 2023 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2023)

10.4	Assignment and Assumption Agreement between Sharing Services Global Corporation, Decentralized Sharing Systems, Inc., and Ascend Management Pte. Ltd., dated November 3, 2023 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2023)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*Filed herewith

**Furnished herewith.

† Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K, and portions of this exhibit have been redacted in compliance with Item 601(b)(2) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHARING SERVICES GLOBAL CORPORATION
(Registrant)

Date: February 14, 2024

	By:	/s/ John Thatch
John Thatch
President, Chief Executive Officer and Vice Chairman of the Board of Directors
(Principal Executive Officer)

Date: February 14, 2024

	By:	/s/ Anthony S. Chan
Anthony S Chan
Chief Financial Officer
(Principal Financial Officer)

