Form 10-K
period 2024-03-31
SHARING SERVICES GLOBAL Corp
filed 2024-07-01
CIK 1644488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended MARCH 31, 2024

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

Class A common stock, $0.0001 par value per share

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

As of September 30, 2023, the aggregate market value of the registrant’s voting and non-voting Class A common stock held by non-affiliates of the registrant, based on the closing price for the registrant’s Class A common stock, was $665,233. As of June 24, 2024, there were 376,328,885 shares of the registrant’s Class A common stock outstanding and no shares of the registrant’s Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this report is incorporated herein by reference to the definitive proxy statement for the 2024 annual meeting of the registrant’s stockholders (the “2024 Annual Meeting of Stockholders”), expected to be filed within 120 days of the end of the registrant’s fiscal year.

ii

In this Annual Report, references to “the Company,” “Sharing Services,” “our company,” “we,” “our,” “ours” and “us” refer to Sharing Services Global Corporation (formerly Sharing Services, Inc.) and its consolidated subsidiaries unless otherwise indicated or the context otherwise requires.

cautionary notice regarding forward-looking statements

Portions of this Annual Report on Form 10-K (including information incorporated by reference) (“Annual Report”) include “forward-looking statements” within the meaning of the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995, based on our current beliefs, expectations and projections regarding any strategic transaction process; the ability to advance our research and development activities and pursue development of any of our pipeline products; our technology; our product and service development opportunities and timelines; our business strategies; customer acceptance and the market potential of our technology; products and services; our future capital requirements; our future financial performance; and other matters. This includes, in particular, Item 1. “Business” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report, as well as other portions of this Annual Report. The words “believe,” “expect,” “anticipate,” “project,” “could,” “would,” and similar expressions, among others, generally identify “forward-looking statements,” which speak only as of the date the statements were made. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause our actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. As a result, you should not place undue reliance on any forward-looking statements. The most significant of these risks, uncertainties and other factors are described in Item 1A. “Risk Factors” of this Annual Report. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Currently, the Company markets and distributes its health and wellness products primarily in the U.S. and Canada using a direct selling business model through its proprietary websites: www.thehappyco.com. In addition, the Company is in the process of revamping its subscription-based travel services, MyTravelVentures, that used to conduct its business via direct selling business model through its proprietary website: www.mytravelventures.com.

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

In June 2021, the Company expanded its geographical footprint, and through its wholly-owned subsidiary, commenced operations in the Republic of Korea (South Korea).

In late 2022, through its subsidiary, Global Travel Destinations (“MyTravelVentures” or “MTV”), the Company launched a subscription-based travel service. MyTravelVentures’ services are designed to offer discounts in connection with travel, including on airfare, cruises, hotels, resorts, time shares and rental cars for destinations throughout the world for people of all ages, demographics, and economic backgrounds. MTV also provides entrepreneurial opportunities to its subscribers by capitalizing on both the direct selling model and the retail travel business model. The Company is in the process of revamping its travel services business and has temporarily suspended its MTV business operation to prepare for its re-launch in November 2024.

Strategic Growth Initiatives

The Company intends to grow its business by pursuing a multipronged growth strategy, that includes expanding: (a) its product offerings, both within the health and wellness category and in new product categories, (b) its direct-to consumer geographic footprint, and (c) re-vamping and re-launching its previously announced membership-based consumer travel products line. This growth strategy may also include the use of strategic acquisitions of businesses that augment the Company’s product and services portfolio, business competencies and geographic reach.

Key Global Industry and Business Trends

We believe the following industry and business trends will provide opportunities for the Company to grow its business in a sustained manner in the future:

●	The Global direct selling industry remains strong. According to the World Federation of Direct Selling Associations (the “WFDSA”), worldwide industry sales were $173 billion in 2022 a decrease of $2.7 billion from prior year of $176 billion in 2021, with the Americas and Asia accounting for more than $137 billion in sales.

●	Global interest in direct selling is strong. According to the WFDSA, the worldwide direct selling industry salesforce has grown from 168 million in 2019 to 173 million in 2021, an increase of over 3%.

●	The U.S. direct selling industry continues to grow. For example, total industry sales in the U.S. grew from $37.7 billion in 2019 to $43.1 billion in 2022, an increase 14%, according to the U.S.-based Direct Selling Association (the “DSA”).

●	Interest in direct selling in the U.S. has grown in recent years. The number of direct sellers in the U.S. grew from 6.2 million in 2018 to 6.7 million in 2022, an increase of over 8%, according to the DSA.

●	Consumer attitudes to direct selling continue to be favorable. The results of a consumer attitude survey released by the DSA show that 79% of consumers consistently gave the direct selling industry a positive rating during the past 10 years.

●	The level of interest in the direct selling industry is high among younger sectors of the population. Over 70% of the people involved in direct selling, in the U.S. and worldwide, were between the ages of 20 and 54, according to the WFDSA and the DSA.

●	Participation in the industry by women is high. For example, women made up approximately 75% of the people involved in direct selling in 2022, in the U.S., according to the DSA. By comparison, the U.S. Census Bureau estimates that women make up about 51% of the overall 2020 U.S. population.

●	Wellness products are the largest sector in the industry. Wellness products (such as our Elevate product line), accounted for over 35% of the industry’s sales in 2022, in the U.S., according to the DSA.

●	The initial costs and business risks in direct selling are relatively lower. According to “2020 Consumer Attitudes & Entrepreneurship Study,” published by the DSA, the required start-up costs and business risks associated with direct selling in the U.S. are lower than those for most competing entrepreneurial business opportunities.

Travel Services

Travel is essential to driving economic growth and job creation in states, destinations, and communities across the U.S., and it is indispensable to our nation’s global competitiveness. Travel accounted for $1.3 trillion in direct spending in 2023 — which produced an economic footprint of $2.8 trillion. In 2023, travel supported nearly 15 million American workers and directly employed 8 million. This economic and job growth was largely due to the robust return of domestic leisure travel, which far outpaced the recovery of the business travel and international travel segments.

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

Global Travel

The travel industry accounted for approximately $5.8 trillion dollars globally in 2021 — a large portion of which came from the largest travel companies in the world. These outfits cater to both businesses and individuals and make the process of transit and accommodation a streamlined affair, with most transactions booked online.

Business Segments, Geographic Area Information and Seasonality

The Company operates primarily in two business segments: sale of health and wellness products, and sale of member-based travel services through an independent sales force. During the fiscal years ended March 31, 2024 and 2023, approximately 100% and 99%, respectively, of the Company’s consolidated sales were derived from sales of health and wellness products.

During the fiscal years ended March 31, 2024 and 2023, 95% and 91%, respectively, of the Company’s consolidated sales were made to customers and independent contractor distributors located in the United States (the “U.S.”). See Note 20 - “BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION” of the Notes to Consolidated Financial Statements contained in Item 8 — “Financial Statements and Supplementary Data” of this Annual Report for more details.

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

Our Health and Wellness Product Line

The Company launched its current health and wellness product line, under the name Elevate, in 2017. In 2021, we rebranded our products under The Happy Co trademark. The Company’s health and wellness product line consists of Nootropics, natural products aimed at improving the health and happiness of its customers and distributors. We aim to grow health and wellness product offerings by developing, acquiring, and introducing new products and services. In fiscal years ended March 31, 2024 and 2023, approximately 100% and 99%, respectively, of the Company’s consolidated sales were from sale of its health and wellness products.

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

Fragrance Devices and Pods

AirMoji, CarMoji and MojiPop - These innovative fragrance devices offer a unique and efficient way to diffuse delightful scents throughout any space. With no heat, fire or wax, these fragrance devices are the safest way to fill any space with amazing fragrance. Every device uses versatile pods, allowing users to refresh their surroundings with over 50 different fragrance or essential oil pods.

Fragrance Pod - Each pod features a 100% natural wood fiber core, infused with premium fragrance, encased in a recyclable plastic cup, and sealed for optimal preservation. With over 50 unique scents, including special seasonal options, there’s a fragrance for everyone to enjoy. The Company’s fragrance pods are free from harmful chemicals such as SLS, parabens, dyes, and phthalates; and they are intended for use in any of the Company’s fragrance device.

Essential Oil Pod - Every essential oil pod combines a wood fiber core with expertly curated blends of premium essential oils, encased in a recyclable plastic cup and sealed for maximum preservation. Our selection includes a variety of pure essential oils and essential oil blends designed to suit every mood and need. These pods are intended for use in any of the Company’s fragrance device.

Member-Based Travel Services

In late 2022, through its subsidiary, Global Travel Destinations (doing business as “MyTravelVentures” or “MTV”), the Company launched a subscription-based travel service. MyTravelVentures’ services are designed to offer discounts in connection with travel, including on airfare, cruises, hotels, resorts, time shares and rental cars for destinations throughout the world for people of all ages, demographics, and economic backgrounds. This program is being revised and is currently projected to re-launch in November of 2024. The website is active, but we are not enrolling any new customers at this time.

Sales and Marketing

We rely on a direct selling model consisting of independent contractor distributors and on customer referrals to promote and sell a majority of our products. We believe this is an effective selling model since our independent contractor distributors can educate consumers about our products in person, provide testimonials, and provide higher levels of customer support, compared to more traditional selling models. The Company markets and sells its health and wellness products using its proprietary website: www.thehappyco.com. We plan to revise and enhance our subscription-based travel services in November 2024 which is be sold through www.mytravelventures.com.

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

Any person may join the Company as a distributor, or Brand Partner, by purchasing a Virtual Business System (“VBS”) for $29.00. This kit includes the training and basic marketing materials which better enables our sales force to sell our products and build their organization. Independent distributors may then purchase products for personal use or to build their sales organization. No product purchases are required upon enrollment.

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

We rely upon our independent distributors to create customer demand and sales. We believe our plan is successful in helping to attract and motivate our sales force and key industry leaders. Please see ITEM 1A. – “RISK FACTORS” – “Our subsidiaries’ ability to attract and retain independent distributors; our subsidiaries’ ability to develop and maintain positive relationships with our independent distributors; the ability of a distributor to successfully perform his or her role; and the potential adverse impact of the loss of a high-level distributor or a significant number of distributors for causes out of our subsidiaries’ control” below for more information.

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

Trademarks and Other Intellectual Property

We have obtained more than 40 trademark registrations issued by the United States Patent and Trademark Office (the “USPTO”). We anticipate obtaining additional U.S. trademark registrations in the future and currently have over 25 applications in process with the USPTO.

In addition, we intend to file for trademark protection in jurisdictions outside the U.S. where we market and distribute or intend to market and distribute our products, including, among others, in Canada, Mexico, South Korea, Singapore, Malaysia, Japan, Thailand, and the Philippines. Trademark protection is increasingly important to our growing business.

Several of our products are manufactured under formulations and processes owned by some of our key vendors. Some of our key vendors have registered or applied for patent registrations to maintain exclusivity over the ingredients, formulation and processes, and the integrated products they supply to us. Such potential patents, the underlying ingredients, formulation and processes, and integrated products are material to the Company’s business. The Company reserves the right to join in any future actions to defend against any infringement on such patents that could adversely affect the products the Company sells. If our vendors and us were unsuccessful in protecting such intellectual property rights, this could have a material adverse effect on our business. Please see - “RISK FACTORS” - “Our dependence on one supplier for a significant portion of the products we sell and the potential for material disruptions in our supply chain or potential increases in the prices of the products we purchase beyond what we can pass along to our customers” below for more information.

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

Strategic Supply Chain Partnerships

We strive to maintain positive relationships with key business partners to ensure the continuous manufacturing, supply, and quality of our products. In the fiscal year ended March 31, 2024 and 2023, product purchases from one supplier accounted for approximately 84% and 92%, respectively, of our product purchases. Please see ITEM 1A. – “RISK FACTORS” – “Our dependence on one supplier for a significant portion of the products we sell and the potential for material disruptions in our supply chain or potential increases in the prices of the products we purchase beyond what we can pass along to our customers.”

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

Employees

As of March 31, 2024 and 2023, the Company employed 32 and 43 persons, respectively, as follows:

Location	2024	2023
United States	31	41
Asia	1	2
Total	32	43

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

Our long-term success is dependent on our ability to achieve sustained growth. We are a developing company and had no significant sales history prior to December 2017, when our U.S.-based subsidiaries launched their Elevate health and wellness product line. During the period from December 2017 through October 2019, our consolidated sales increased at a fast pace. During the following three years, however, we have experienced sales declines or stagnation. In efforts to restore growth, in the fourth quarter of our fiscal year ended March 31, 2021, we launched a multipronged growth strategy intended to accelerate sales growth, including by: (a) expanding our product offerings in the U.S., (b) initiating operations in countries like South Korea, Singapore, Malaysia, Japan, Thailand, and the Philippines, among others, and (c) launching our previously announced membership-based consumer travel products line worldwide. In addition, we have made significant investments in developing and launching a new business brand, “The Happy Co.,” in February 2021, commonly referred to as HCo, in the U.S. There can be no assurance that these strategic initiatives will result in the consolidated sales growth we anticipate, or any sales growth at all, which could have a material adverse effect on our consolidated business, financial condition, results of operations and cash flows.

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

We are a developing company and have not consistently generated sustained positive cash flows from operations. We have experienced significant fluctuations in our operating cash flows, or have otherwise depended on the issuance of equity securities and debt, including convertible notes and short-term borrowings under financing arrangements, in order to meet our working capital needs. For example, during the fiscal year ended March 31, 2024 and 2023, our net cash used in operating activities was approximately $3.8 and $9.0 million, respectively. If the Company is unable to generate sustained positive cash flows from operations or to obtain additional equity or debt financing, if needed, this could inhibit the Company’s ability to implement its business strategies and to grow its business, service its debt, now or in the future, and otherwise meet its business goals. This could, in turn, have a material adverse effect on its financial condition, results of operations and cash flows.

Our financial performance could be adversely affected by economic downturns, particularly over an extended period.

Our results of operations may be materially impacted by changes in general economic conditions in the countries where our products are sold. The economies in such countries may be adversely affected by changes in government policy and/or by, among other things, changes in levels of employment, changes in tax laws, increases in energy costs, geopolitical conflict, natural disasters or acts of terrorism, widespread health crises, changes in consumer credit card interest rates, inflation, and changes in consumer sentiment in general. For example, business activity in several sectors of the global economy were severely reduced because of the recent COVID pandemic. These conditions, in turn, resulted in significant economic contraction in the countries where we operate. In the event of a significant economic downturn, particularly over an extended period of time, whether as a result of a similar health crisis or otherwise, consumer spending habits could be adversely affected over a longer term, and we could experience lower than expected sales. Any economic downturn could also adversely affect one or more of our key suppliers. The occurrence of any of these events could have a material adverse effect on our business, financial condition, and results of operations.

Our business and financial performance could be adversely affected by inflation.

In recent history, inflation has generally been low in the geographies where we operate. However, at the time of this Annual Report, the inflation rate in the United States remains around 3%, primarily as a result of higher energy, housing, and food costs. In the event of a significant increase in consumer prices, particularly over an extended period of time, consumer demand for discretionary products, such as our health and wellness products, could be adversely affected, and we could experience lower than expected sales. In addition, if any of our suppliers implemented price increases, in response to higher raw material, labor, and energy costs or otherwise, we may not be able to pass along such price increases to our customers and our profitability may be reduced. The occurrence of any of these events could have a material adverse effect on our business, financial condition, and results of operations.

The success of our efforts to register our trademarks and to protect certain intellectual property rights.

We have applied for, or are in the process of applying for, trademark protection in the U.S. and in other jurisdictions where we market and distribute or intend to market and distribute our products. We have obtained 40 trademarks and have over 25 pending trademark applications in the U.S. We anticipate securing additional U.S. trademarks and foreign trademarks. Trademark protection is increasingly important to our business. If we fail to register or enforce our intellectual property rights or if our intellectual property rights are successfully challenged, this could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

During the fiscal years ended March 31, 2024 and 2023, approximately 95% and 91%, respectively, of our sales have been to customers and independent distributors located in the United States. However, as part of our strategic growth initiatives, in recent years we initiated efforts to expand our operations in other countries, mainly in Korea. As a result, the amount of our reported consolidated sales, expenses, and cash flows may be significantly affected by fluctuations in the relevant foreign currency exchange rates, as we translate the financial statements of our foreign operations from their functional currency into our reporting currency, the U.S. Dollar. In addition, as a multinational consolidated group, we and some of our domestic or foreign affiliates may obtain and hold assets and liabilities denominated in a currency different from our or their functional currency, in the normal course of business. As a result, we and some of our affiliates may incur foreign currency transaction gains and losses in connection with such assets and liabilities.

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

Risks Associated with our System of Internal Controls, and with our Disclosure Controls:

We have identified material weaknesses in our internal control over financial reporting, and our management has concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. If we fail to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations, investors may lose confidence in the accuracy and completeness of our financial reports and the trading price of our Class A common stock may decline.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management is required to report on, and our independent registered public accounting firm is required to attest to, the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to determine the adequacy of our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation if a deficiency is identified. Annually, we perform activities that include reviewing, documenting, and testing our internal control over financial reporting. If we fail to maintain the adequacy of our internal control over financial reporting, we will not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Any failure to achieve and maintain an effective internal control environment could result in materially misstated consolidated financial statements and a failure to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information. This could result in significant expenses to remediate any internal control deficiency and lead to a decline in our stock price.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our management, with the participation of our CEO and our CFO, assessed the effectiveness of our internal control over financial reporting as of March 31, 2024, and concluded that our internal control over financial reporting was ineffective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States due to material weaknesses identified below.

1. As of March 31, 2024, our management has identified material weaknesses in our internal controls to review and reconcile account balances on a monthly basis and has concluded that, due to such material weakness, our disclosure controls and procedures were not effective.

2. As of March 31, 2024, our management has identified material weaknesses in our internal controls to complete document procedures that timely completes monthly reconciliations and closing procedures. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Our conclusion is based on the fact that we do not have sufficient number of qualified accounting personnel to ensure proper segregation of incompatible duties, perform timely account analyses, and timely preparation and review of our financial statements. To remediate these material weaknesses, our management is in the process of (i) hiring more qualified accounting personnel with relevant U.S. GAAP and SEC reporting experience; (ii) enhancing our accounting and financial reporting process, and (iii) strengthening our account reconciliation and documentation procedures.

While we believe these efforts will improve our internal controls and address the root cause of the material weaknesses, such material weaknesses will not be remediated until our remediation plan has been fully implemented and we have concluded, through testing, that our controls are operating effectively for a sufficient period of time. We cannot be certain that the steps we are taking will be sufficient to remediate the control deficiencies that led to the material weaknesses in our internal control over financial reporting or prevent future material weaknesses or control deficiencies from occurring. In addition, we cannot be certain that we have identified all material weaknesses in our internal control over financial reporting, or that in the future we will not have additional material weaknesses in our internal control over financial reporting. For more information related to our material weaknesses and their remediation, see ITEM 9A. CONTROLS AND PROCEDURES.

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

Cyber-threats are constantly evolving, making it increasingly difficult to prevent, detect and successfully defend against. A potential breach of our facilities, data systems or data security could disrupt the operations of our information technology systems and business, impair our ability to ship product or provide services to our customers, and potentially compromise the privacy of our data, including our confidential or technical business information. In addition, the risk of one or more cybersecurity incidents may be heightened as many of our employees work remotely, any of these things could harm our reputation or competitive position, require us to allocate more resources to improve our systems, technologies, and infrastructure, or otherwise adversely affect our business, financial condition, results of operations and cash flows.

Risks Related to Our Securities:

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

The principal U.S. market for our Common Stock is the OTC Pink Market, an over-the-counter trading platforms market operated by OTC Markets Group Inc. Our common stock has historically had limited daily trading activity. In addition, the price of our stock has historically been volatile. For example, as of March 31, 2024, the 52-week trading price for our Common Stock has ranged from $0.0010 to $0.0210 per share. Many factors, some of which are beyond our control, may cause the price of our Common Stock to decline over the short-term or over a long-term, regardless of our operating results. These factors include, among others, fluctuations in our operating results; trends or adverse publicity related to our business, products, competitors or industry; the unwillingness of some stockbrokers to place trading orders in our stock and the resulting limitations in the number of stockbrokers willing to trade our stock; the concentration of a large number of shares of our Common Stock in one or a few stockholders, the sale of our Common Stock by one or more significant stockholders, changes in the economic conditions in the geographies where we operate, and a decline in the stock market in general. If an active market for our Common Stock develops, trading prices for our stock may be more volatile and expose our stockholders to a higher risk of loss of principal over the short-term or over a long-term.

Concentration of ownership among our existing executive officers, directors and their affiliates may prevent new investors from influencing significant corporate decisions.

As of March 31, 2024, our directors, executive officers and their affiliates as a group beneficially own approximately 52.3% of the outstanding Common Stock. As a result, these stockholders able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, any amendment of the articles of incorporation, as amended and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

Certain rights of our Preferred Stockholders may limit your rights as a Common Stockholder.

The Company’s authorized capital stock structure is comprised of multiple classes of Common Stock (Class A and Class B) as well as Preferred Stock (Series A, B, C and D). As of March 31, 2024, there were 347,451,880 shares of its Class A Common Stock, 3,100,000 shares of its Series A Preferred Stock; and 3,220,000 shares of its Series C Preferred Stock issued and outstanding. Effective August 31, 2023, we established the Series D Preferred Stock, which consists of 26,000 shares issued and outstanding. There are no shares of the Company’s Class B Common Stock or Series B Preferred Stock currently issued and outstanding.

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

The rights of the holders of the Series D Preferred Stock are set out in the Certificate of Designation filed in the state of Nevada. Pursuant to such Certificate of Designation, from the first date of issuance of any Series D Preferred Stock, each Holder of the Series D Preferred Stock (each a “Holder”) shall be entitled to receive cumulative dividends be paid by the Company in cash at the rate of twenty-five percent (25%) per annum of the net operating income of the Company for its calendar year. Accrued and unpaid dividends are cumulative and shall continue to accrue whether or not declared and whether or not in any fiscal year there shall be operating income or surplus available for the payment of dividends in such fiscal year. Accrued and unpaid dividends shall be payable in cash commencing June 1, 2024 and continuing each annual anniversary of such date, until such Series D Preferred Stock is called by the Company. So long as the Series D Preferred Stock is outstanding, a majority of Holders (owning fifty percent (50%) or more) of Preferred D Stock will be entitled to designate individuals to the board of directors of the Company as necessary to maintain a ratio of at least 28.5% of the filled Board seats, subject to confirmation by the Board, to fill any vacancy in such Board seats and to remove and replace any individuals designated to fill such Board seats. Without the prior written consent of the holders of fifty percent (50%) or more of the outstanding shares of the Series D Preferred Stock, the Company shall not (i) authorize or issue additional or other capital stock that is of junior, equal or greater rank to the shares of the Series D Preferred Stock in respect of the preferences as to distributions and payments upon the liquidation, dissolution and winding up of the Company, (ii) amend, alter, change or repeal any of the powers, designations, preferences and rights of the Series D Preferred Stock, and (iii) directly or indirectly declare, pay or make any dividends or other distributions upon any of the common stock, if any shares of the Series D Preferred Stock are outstanding.

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

The conversion or exercise, as applicable, of the outstanding Series A Preferred Stock and Series C Preferred Stock could substantially dilute your investment and adversely affect the market price of our common stock.

As of March 31, 2024, the Series A Preferred Stock are convertible into an aggregate of 3,100,000 shares of common stock. The Series C Preferred Stock are convertible into an aggregate of 3,220,000 shares of common stock.

In addition, sales of a substantial number of shares of common stock issued upon the conversion or exercise, as applicable, of the outstanding Series A Preferred Stock, Series C Preferred Stock, or even the perception that such sales could occur, could adversely affect the market price of our common stock. The conversion or exercise of such securities could result in dilution in the interests of our other stockholders and adversely affect the market price of our common stock.

Sales of a substantial amount of common stock in the public market or the perception that these sales could occur, could cause the market price of common stock to decline.

Sales of a substantial number of shares of common stock in the public market or the perception that these sales might occur could cause the market price of common stock to decline. In addition, we may file a registration statement to register shares reserved for future issuance under our equity compensation plans. Subject to the satisfaction of applicable vesting requirements and expiration of the lock-up provisions referred to above, the shares issued upon exercise of outstanding stock options would be available for immediate resale in the open market.

A decline in the price of common stock could affect our ability to raise working capital and adversely impact our ability to continue operations.

A prolonged decline in the price of common stock could result in a reduction in the liquidity of the common stock and a reduction in our ability to raise capital. A decline in the price of common stock could be especially detrimental to our liquidity, operations and strategic plans. Such reductions may force us to reallocate funds from other planned uses and may have a significant negative effect on our business plan and operations, including our ability to develop new products and services and continue current operations. If our common stock’s price declines, we can offer no assurance that we will be able to raise additional capital or generate funds from operations sufficient to meet our obligations. If we are unable to raise sufficient capital in the future, we may not be able to have the resources to continue our normal operations.

We will be required to raise additional capital in order to develop our technology and scale our operations. However, we may be unable to raise additional capital needed to fund and grow our business.

We will need additional capital to scale our operations. We will not be able to continue product development and our commercial deliveries if we cannot raise additional debt and/or equity financing.

We may not be able to increase our capital resources by engaging in additional debt or equity financings. Even if we complete such financings, they may result in dilution to our existing investors and include additional rights or terms that may be unfavorable to our existing investor base. These circumstances could materially and adversely affect our financial results and impair our ability to achieve our business objectives. Additionally, we may be required to accept terms that restrict our ability to incur additional indebtedness or take other actions (including terms that require us to maintain specified liquidity or other ratios) that would otherwise be in the best interests of our stockholders.

Even if the Board approves a reverse stock split of our common stock at the currently approved ratio, we cannot assure you that the market price of our common stock will remain high enough for such reverse split to have the intended effect of complying with the minimum bid price requirement of The Nasdaq Stock Market LLC (“Nasdaq”).

In connection with this offering and the potential uplist of our common stock to Nasdaq, we intend to effect a reverse stock split of our common stock, subject to approval by the Financial Industry Regulatory Authority (“FINRA”) at the currently approved ratio to allow us to obtain Nasdaq approval of our initial listing application to list our common stock on Nasdaq. Even if the Board approves a reverse stock split of our common stock at the currently approved ratio, there can be no assurance that the market price of our common stock following the reverse stock split will remain at the level required for continuing compliance with that requirement. It is not uncommon for the market price of a company’s common stock to decline in the period following a reverse stock split. If the market price of our common stock declines following the effectuation of the reverse stock split, the percentage decline may be greater than would occur in the absence of a reverse stock split. In any event, other factors unrelated to the number of shares of our common stock outstanding, such as negative financial or operational results, could adversely affect the market price of our common stock and thus jeopardize our ability to meet or maintain the Nasdaq’s minimum bid price requirement or other listing requirements of Nasdaq.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We have processes for assessing, identifying and managing cybersecurity risks, which are built into our information technology function and are designed to help protect our Company from cyber threats as well as secure our networks and systems. Such processes include safeguards, response plan, and review of our policies and procedures to identify risks.

Governance

As we currently do not have an audit committee or compensation committee, our Chief Executive Officer and Chief Financial Officer are responsible for overseeing cybersecurity risk and periodically updates our Board of Directors on such matters. The Board of Directors receives periodic updates from management regarding cybersecurity matters, and are notified between such updates regarding any significant new cybersecurity threats or incidents. We do not believe that there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect us or our business strategy, results of operations or financial condition.

Our management provides operational oversight of company-wide cybersecurity strategy, policy, and standards across relevant departments to assess and help prepare us to address cybersecurity risks.

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing. For additional information regarding risks from cybersecurity threats, please refer to Item 1A, “Risk Factors,” in this Annual Report.

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

In June 2021, the Company commenced operations in Seoul, South Korea in a facility subleased from HWH World, Inc. (“HWH World”), a subsidiary of DSS and a company affiliated with Heng Fai Ambrose Chan, a Director of the Company. In May 2022, the Company and HWH World amended the related sublease agreement to reduce the space subleased by the Company and to reduce the related rent obligation. As of March 31, 2024 and 2023, the agreement constitutes a month-to-month arrangement.

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

Case No. 4:20-cv-00946; Dennis Burback, Ken Eddy and Mark Andersen v. Robert Oblon, Jordan Brock, Jeff Bollinger, Four Oceans Global, LLC, Four Oceans Holdings, Inc., Alchemist Holdings, LLC, Elepreneurs U.S., LLC, Elevacity U.S., LLC, Sharing Services Global Corporation, Custom Travel Holdings, Inc., and Does 1-5, pending in the United States District Court for the Eastern District of Texas. On December 11, 2020, three investors in Four Oceans Global, LLC filed a lawsuit against the Company, its affiliated entities, and other persons and entities related to an investment made by the three Plaintiffs in 2015. The Company and its affiliated entities filed an answer denying the three investors’ claims. Plaintiffs filed a First Amended Complaint on October 14, 2021. The Company and its affiliated entities responded in November 2021 by filing a Motion to Dismiss the claims contained in the Amended Complaint. The Motion was granted on July 20, 2022, by Court Order dismissing with prejudice the Company and all affiliated entities from the lawsuit. In early August 2022, Plaintiffs on their own motion moved to dismiss all claims against the remaining parties in the case to enable the Order of Dismissal to become an appealable, final Order. On September 7, 2022, Plaintiffs filed a Notice of Appeal to the United States Court of Appeals for the Fifth Circuit. The Plaintiffs filed their Proposed Sufficient Brief of Appellants with the Fifth Circuit on January 2, 2023. The Company filed a Response Brief on February 22, 2023. The appeal is still pending as of March 31, 2024.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is not listed on any securities exchange and is quoted on the OTC Pink Market under the symbol “SHRG” because our Common Stock is not listed on a securities exchange and its quotations on OTC Pink are limited and sporadic, there is currently no established public trading market for our Common Stock.

The following table reflects the high and low closing sales information for our Common Stock for each fiscal quarter during the fiscal years ended March 31, 2024 and 2023. This information was obtained from OTC Pink Market and reflects inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	HIGH	LOW
Fiscal Year Ended March 31, 2024:
First Quarter	$0.0205	$0.0012
Second Quarter	$0.0076	$0.004
Third Quarter	$0.0046	$0.002
Fourth Quarter	$0.004	$0.0012

	HIGH	LOW
Fiscal Year Ended March 31, 2023:
First Quarter	$0.038	$0.024
Second Quarter	$0.037	$0.022
Third Quarter	$0.0355	$0.015
Fourth Quarter	$0.0251	$0.013

Holders

As of June 24, 2024, there were 476 stockholders of record of our Common Stock.

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

Penny Stock Regulations

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our Common Stock, when and if a trading market develops, may fall within the definition of penny stock and be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 individually, or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our Common Stock and may affect the ability of investors to sell their Common Stock in the secondary market.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the investors’ ability to buy and sell our stock.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In the month ended February 28, 2022, the Company issued 50,000,000 shares of its Class A Common Stock in connection with the exercise of warrants by DSS, Inc., a majority shareholder of the Company. The proceeds from these stock issuances were used for general corporate purposes.

On June 15, 2022, the Company together with DSS, Inc. and Decentralized Sharing Systems, Inc. (“DSSI”), entered into an agreement pursuant to which the Company issued: (a) a two-year convertible, advancing promissory note in the principal amount of $27.0 million in favor of DSSI and (b) a detachable warrant to purchase up to 818,181,819 shares of the Company’s common stock at the exercise price of $0.033 per share.

Effective August 31, 2024, the Company issued 26,000 shares of the Company’s Series D Preferred Stock to DSSI in reliance upon the exemption from the registration requirements of the under the U.S. Securities Act of 1933, as amended (the “Act”), pursuant to Section 3(a)(9).

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

In connection with the transactions described in the preceding three paragraphs, no underwriters were involved, there were no proceeds generated (except as indicated in the preceding paragraphs), and the issuances were made in reliance on the exemption from the registration requirements of the Securities Act of 1933 provided under Section 4(a)(2) thereof (except as indicated otherwise).

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our historical consolidated financial statements and the related notes. This management’s discussion and analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause our actual results or events to differ materially from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in section Item 1A. “Risk Factors” in this Annual Report. Except as required by applicable law we do not undertake any obligation to update our forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report.

Overview

Summary Description of Business

Sharing Services Global Corporation and subsidiaries aim to build shareholder value by developing or acquiring businesses and technologies that increase the Company’s product and services portfolio, business competencies, and geographic reach.

Currently, the Company markets and distributes its health and wellness products primarily in the U.S and Canada, and delivers its member-based travel services, primarily in the U.S., using a direct selling business model. The Company markets its health and wellness products through its proprietary website: www.thehappyco.com; and its member-based travel services using www.mytravelventures.com. Currently, the Company is in the process of revamping its subscription-based travel services and plans to relaunch it in November 2024.

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

Summary Results of Operations:

	Fiscal Years Ended March 31,
	2024	2023	Increase (Decrease)	% Change
Net sales	$10,878,242	$16,102,136	$(5,223,894)	-32.4%
Gross profit	7,045,265	9,256,670	(2,211,405)	-23.9%
Operating expenses	(11,944,630)	(24,071,575)	12,126,945	-50.4%
Operating loss	(4,899,365)	(14,814,905)	9,915,540	-66.9%
Non-Operating loss, net	(1,812,172)	(22,870,258)	21,058,086	-92.1%
Loss before income taxes	(6,711,537)	(37,685,163)	30,973,626	-82.2%
Income tax (benefit) expense	-	-	-	0.0%
Net loss	$(6,711,537)	$(37,685,163)	$30,973,626	-82.2%

Highlights for the Fiscal Year Ended March 31, 2024:

●	For the fiscal year ended March 31, 2024, our consolidated net sales decreased by approximately $5.2 million, to approximately $10.9 million, compared to approximately $16.1 million for the fiscal year ended March 31, 2023, primarily as a result of a decline in consumer orders, a decline in the number of new and continuing active distributors, and the generally adverse impact on consumer buying trends resulting from the recent increase in consumer good prices in the U.S..

●	For the fiscal year ended March 31, 2024, our consolidated gross profit decreased by $2.2 million, to $7.0 million, compared to $9.3 million for the fiscal year ended March 31, 2023. However, as a result of our cost reduction initiatives to control our production costs and shipping expenses, we were able to improve our gross margin from approximately 57.5% for the fiscal year ended March 31, 2023 to approximately 64.8% for the year ended March 31, 2024.

●	For the fiscal year ended March 31, 2024, our consolidated operating loss was approximately $4.9 million compared to approximately $14.8 million for the fiscal year ended March 31, 2023.

●	For the fiscal year ended March 31, 2024, our consolidated net non-operating expenses were approximately $1.8 million compared to approximately $22.9 million for the fiscal year ended March 31, 2023, primarily as a result of lower interest expenses and amortization of debt discount associated with borrowings from related party in fiscal 2024.

●	For the fiscal year ended March 31, 2024, our consolidated net loss was approximately $6.7 million, compared to approximately $37.7 million for the fiscal year ended March 31, 2023. Our basic and diluted loss per share was $0.02 for the fiscal year ended March 31, 2024, compared $0.14 for the fiscal year ended March 31, 2023.

●	For the fiscal year ended March 31, 2024, our consolidated net cash used in operating activities was $3.8 million compared to $9.0 million for the fiscal year ended March 31, 2023.

●	In April 2023, Sharing Services issued 28,877,005 shares of the Company’s Common Stock to DSSI in lieu of cash payment to satisfy the accrued and unpaid interest from January 1, 2023, through and including March 31, 2023, in the amount of $540,000, owed to DSSI in connection with the 2022 Note.

●	In May 2023, DSS and DSSI distributed, in the aggregate, 280,528,500 shares of SHRG they then held to the shareholders of DSS, Inc. and DSS ceased to be a majority shareholder of the Company.

●	In January 2024, Sharing Services issued a Convertible Promissory Note in the principal amount of $250,000 to Alset Inc. bears a 10% interest per annum and had an origination fee of $25,000 which is payable in cash or convertible into common shares of the Company at the option of Alset Inc.

●	In March 2024, Sharing Services entered into a securities purchase agreement with HWH International Inc., whereby the Company issued to HWH a convertible promissory note in $250,000.00 which shall be convertible into 208,333,333 shares of the Company’s common stock at the option of HWH and a common stock purchase warrant agreement which shall be exercisable into up to 208,333,333 shares of the Company’s common stock.

The Fiscal Year Ended March 31, 2024, Compared to the Fiscal Year Ended March 31, 2023

Results of Operations

Net Sales

For the fiscal year ended March 31, 2024, our consolidated net sales decreased by $5.2 million, to $10.9 million, compared to the fiscal year ended March 31, 2023. The decrease in net sales mainly reflects: (a) continuation of the decline in consumer orders that we experienced since the fiscal year 2020, (b) a decline in independent distributor orders, in the number of new independent distributors and in the number of continuing active distributors, resulting, in part, from recent product reformulations and increased competition for independent distributors, and (c) the generally adverse impact on consumer buying trends resulting from the recent increase in consumer good prices in the U.S. In efforts to restore sales growth, we have developed and launched our new business brand, the “ HCo”, and have further intensified our efforts to recruit, develop and reward our distributors and our efforts reach new consumers, including through the continued introduction of new products such as Moji fragrance devices and pods.

The decrease of $5.2 million in consolidated net sales is primarily as a result of a decrease in the number of comparable product units sold.

During the fiscal years ended March 31, 2024 and 2023, the Company derived approximately 100% and 99%, respectively, of its consolidated net sales from the sale of its health and wellness product line.

Gross Profit

For the fiscal year ended March 31, 2024, our consolidated gross profit decreased by $2.2 million, to $7.0 million, compared to the fiscal year ended March 31, 2023, and our consolidated gross margin was 64.8% and 57.5%, respectively. The improvement in our gross margin was attributed mainly to efforts to reduce our production cost and shipping expenses.

Selling and Marketing Expenses

For the fiscal year ended March 31, 2024, our consolidated selling and marketing expenses decreased to $4.1 million, or 37.7% of consolidated net sales, compared to $7.0 million, or 43.4% of consolidated net sales for the fiscal year ended March 31, 2023. The decrease of $2.9 million in consolidated selling and marketing expenses is due to lower sales commissions of $2.1 million (which reflects the decrease in consolidated net sales discussed above), and lower convention expenses of $0.7 million.

General and Administrative Expenses

For the fiscal year ended March 31, 2024, our general and administrative expenses (which include corporate employee compensation and benefits, share-based compensation, professional fees, rent and other occupancy costs, certain consulting fees, telephone and information technology expenses, insurance premiums, and other administrative expenses) decreased to $7.8 million, or 72.1% of consolidated net sales, compared to $17.1 million, or 106.1% of consolidated net sales for the fiscal year ended March 31, 2023. The decrease of $9.3 million in general and administrative expenses was primarily due to our efforts to reduce our overhead and discretionary/non-essential expenses. Compared to fiscal 2023, we have reduced our consulting and professional fees by approximately$4.0 million majority, our compensation and compensation-related expenses by approximately $2.6 million, legal and other professional fees of approximately $1.5 million, and our rent and other corporate expenses by approximately $0.9 million.

Other Expense

For the fiscal year ended March 31, 2024, we recorded a non-cash charge of approximately $87,300 in connection with the issuance of two convertible promissory notes to our related party Alset Inc. and HWH International Inc., representing the change in fair value of embedded derivatives.

Interest Expense, Net

For the fiscal year ended March 31, 2024, interest expense was $1.2 million, excluding amortization of debt discount and deferred financing costs, in the aggregate, of $2.0 million, and interest income of $290,439. Interest expense of $1.2 million represents primarily interest associated with borrowings under the $27.0 million loan from DSSI. See Note 16 of the Notes to Consolidated Financial Statements for more details.

For the fiscal year ended March 31, 2023, interest expense was $2.9 million, excluding amortization of debt discount and deferred financing costs, in the aggregate, of $10.3 million, and interest income of $178,072. Interest expense of $2.9 million represents primarily interest associated with borrowings under the $27.0 million loan from DSSI. See Note 16 of the Notes to Consolidated Financial Statements for more details.

Other Income

For the fiscal year ended March 31, 2024, we recorded other income of $1.8 million in connection with our application for the U.S. government ERTC (employee retention tax credit) program.

Loss on Investment and Extinguishment of Debt

For the fiscal year ended March 31, 2024, we recognized a loss, before income tax, of $78,632 in connections with our investment in Stemtech and a loss on extinguishment of debt of $29,752 due mainly to the cancellation of the DSS promissory note in exchange of Series D Preferred Stock with DSSI.

Realized and Unrealized Gains/ Losses on Investment in Unconsolidated Entities and Marketable Securities

For the fiscal years ended March 31, 2024 and 2023, net realized and unrealized gains/losses in connection with our investment in equity instruments (including investments in unconsolidated entities) were losses of approximately $0.0 and $5.0 million, respectively. See Note 10 of the Notes to Consolidated Financial Statements for more details.

Realized Loss on Investment in Marketable Securities

For the fiscal years ended March 31, 2024 and 2023, realized loss on investments in marketable securities were $0.0 and $4.9, respectively.

Other Non-operating Income/Expense, net

For the fiscal year ended March 31, 2024, other non-operating expense, net, was approximately $268,500. These amounts consisted primarily of miscellaneous account true-up amounting to $367,300 partially offset by net litigation settlement recoveries of $100,000 and foreign currency transaction gains of approximately $1,300.

For the fiscal year ended March 31, 2023, other non-operating income, net, was approximately $108,200. These amounts consisted primarily of foreign currency transaction gains of approximately $39,000 and net litigation settlement recoveries of approximately $69,200.

Income Tax Benefit

During the fiscal years ended March 31, 2024 and 2023, the Company did not recognize any income tax benefit as a result of its decision to recognize a 100% allowance against the deferred tax asset related to its net operating loss. See Note

Net Loss and Loss per Share

As a result of the foregoing, for the fiscal years ended March 31, 2024 and 2023, our consolidated net loss was approximately $6.7 million and $37.7 million, respectively. For the fiscal years ended March 31, 2024 and 2023, our diluted loss per share was $0.02 and $0.14, respectively.

Liquidity and Capital Resources

We broadly define liquidity as our ability to generate sufficient cash, from internal and external sources, to meet our obligations and commitments. We believe that, for this purpose, liquidity cannot be considered separately from capital resources.

Working Capital

We had a deficiency in our working capital of approximately $4.2 million as of March 31, 2024, and working capital of approximately $33.9 million as of March 31, 2023.

As of March 31, 2024, and 2023, cash and cash equivalents were $0.9 million and $3.0 million, respectively. Based upon the current level of operations and anticipated investments necessary to grow our business, while we believe that existing cash balances and anticipated funds from operations may be sufficient to meet our working capital requirements over the next 12 months, we will need to obtain additional financing through the issuance of equity securities and convertible promissory notes. Please see ITEM 1A – “RISK FACTORS” - “Our ability to generate sustained positive cash flows from operations or to obtain additional financing, if needed, with which to fund our working capital needs, including servicing or refinancing our debt, now and in the future.”

Historical Cash Flows

Historically, our primary sources of cash have been capital transactions involving the issuance of equity securities and secured and unsecured debt and cash flows from operating activities; and our primary uses of cash have been for operating activities, capital expenditures, acquisitions, net cash advances to related parties, and debt repayments in the ordinary course of our business.

The following table shows our cash flow activities for the fiscal year ended March 31, 2024, compared to the fiscal year ended March 31, 2023:

	Fiscal Years Ended March 31,
	2024	2023	Increase (Decrease)
Net cash used in operating activities	$(3,729,443)	$(9,025,388)	$(5,295,945)
Net cash used in investing activities	-	(6,830,094)	(6,830,094)
Net cash provided by financing activities	1,675,251	1,918,706	(243,455)
Impact of currency rate changes in cash	(46,487)	(91,605)	(45,118)
Net decrease in cash and cash equivalents	$(2,100,679)	$(14,028,381)	$(11,927,702)

Net Cash Used in Operating Activities

Net cash used in operating activities decreased by $5.3 million, to $3.7 million, for the fiscal year ended March 31, 2024, compared to the fiscal year ended March 31, 2023. The $5.3 million decrease was due to net changes in operating assets and liabilities of $8.9 million, partially offset by an increase in our operating loss of $3.6 million, excluding non-cash items, such as depreciation and amortization, stock-based compensation expense, provision for obsolete inventory losses, amortization of debt discount, gains (losses) on investments in unconsolidated entities and losses on impairment of notes receivable and other assets, and deferred income taxes.

Net Cash Used in Investing Activities

Net cash used in investing activities decreased by $6.8 million, to $0.0, for the fiscal year ended March 31, 2024, compared to the fiscal year ended March 31, 2023.

Net Cash Provided by Financing Activities

Net cash provided by financing activities decreased by $0.2 million, to $1.7 million for the fiscal year ended March 31, 2024, compared to the fiscal year ended March 31, 2023. The $1.7 million represents proceeds from note payable of $1.2 million in connection with ERTC and $0.5 million of convertible promissory notes from Alset and HWH.

Recent Issuances of Equity Securities

●	In April 2023, Sharing Services issued 28,877,005 shares of the Company’s Common Stock to DSSI in lieu of cash payment to satisfy the accrued and unpaid interest from January 1, 2023 through and including March 31, 2023, in the amount of $540,000, owed to DSSI in connection with the 2022 Note.

Borrowings via Convertible Notes

Convertible Notes Payable

On January 17, 2024, the Company executed a convertible promissory note for $250,000 with Alset Inc, a Texas corporation (“Alset”) and a shareholder of the Company in an aggregate principal amount of $250,000, for a purchase price of $250,000 (the “Alset Note”). The Alset Note bears interest at 10% per annum, paid quarterly in cash or at the option of the holder, shares of common stock of the Company (the “Common Stock”). The Alset Note contains an origination fee of $25,000 payable in cash or at the option of the holder may be convertible into shares of Common Stock upon the maturity date. The maturity date and related accrued interest is the earliest of (i) six months from the date of issuance; (ii) the acceleration of the Alset Note upon an occurrence of an event of default (as defined in the Alset Note); (iii) the third business day after the holder has delivered the Company a written demand for payment of the Alset Note; or (iv) upon the Company’s successful listing on The Nasdaq Stock Market LLC. Alset may, at its option, at any time during the term of the Alset Note, redeem a portion or all amounts of outstanding principal amount, without incurring penalties, additional interest, or other fees or charges.

On March 18, 2024, the Company entered into a securities purchase agreement (the “March HWH SPA”) with HWH International Inc., a Delaware corporation (“HWH”), pursuant to which the Company issued and sold to HWH (i) a convertible promissory note (the “March HWH Note”) in an aggregate principal amount of $250,000, convertible into 208,333,333 shares of Common Stock and (ii) a warrant (the “March HWH Warrant”) exercisable into up to 208,333,333 shares of Common Stock for an aggregate purchase price of $250,000. The exercise price of the March HWH Warrant is $0.0012 and expires five years from the date of issuance. The March HWH Note bears interest at 6% per annum and has a commitment fee of $15,000. The March HWH Note, together with any accrued interest reduced by any unamortized prepaid interest shall, at the discretion of HWH, shall either be repaid in cash and/or converted into shares of Common Stock at a conversion rate of $0.0012 per share; due and payable in full on the earliest of: (i) the third anniversary of the March HWH Note; (ii) the acceleration of the March HWH Note upon the occurrence of an event of default (as defined in the March HWH Note); or (iii) on the fifth business day after HWH has delivered to the Company a written demand for payment of the March HWH Note. HWH may, at its option, at any time during the term of the March HWH Note, redeem a portion or all amounts of outstanding principal amount, without incurring penalties, additional interest, or other fees or charges.

On May 9, 2024, the Company entered into a securities purchase agreement (the “May HWH SPA”) with HWH whereby the Company issued to HWH a convertible promissory note (the “May HWH Note”) in an aggregate principal amount of $250,000, for a purchase price of $250,000. The May HWH Note bears interest at 8% per annum, contains a commitment fee of $20,000, and at the option of HWH, convertible into 208,333,333 shares of Common Stock. The May HWH Note, together with any accrued interest, reduced by any unamortized prepaid interest shall, at the discretion of HWH, either be repaid in cash and/or convert into shares of Common Stock of the Company at a conversion rate of $0.002 per share; due and payable in full on the earliest of: (i) the third anniversary of the May HWH Note; (ii) the acceleration of the May HWH Note upon the occurrence of an event of default (as defined in the May HWH Note); or (iii) on the fifth business day after HWH has delivered to the Company a written demand for payment of the May HWH Note. The Company may, at its option, at any time during the term of the May HWH Note, redeem a portion or all amounts of outstanding principal amount, without incurring penalties, additional interest, or other fees or charges.

On June 6, 2024, the Company entered into a securities purchase agreement (the “June HWH SPA”) with HWH whereby the Company issued to HWH a convertible promissory note (the “June HWH Note”) in an aggregate principal amount of $250,000, for a purchase price of $250,000. The June HWH Note bears interest at 8% per annum and contains a commitment fee of $20,000. The June HWH Note, together with any accrued interest, reduced by any unamortized prepaid interest shall, at the discretion of HWH, either be repaid in cash and/or converted into 2,500,000,000 shares of Common Stock at a conversion rate of $0.0001 per share; due and payable in full on the earliest of: (i) the third anniversary of the June HWH Note; (ii) the acceleration of the June HWH Note upon the occurrence of an event of default (as defined in the June HWH Note); or (iii) on the fifth business day after HWH has delivered to the Company a written demand for payment of the June HWH Note. The Company may, at its option, at any time during the term of the June HWH Note, redeem a portion or all amounts of outstanding principal amount, without incurring penalties, additional interest, or other fees or charges.

On June 19, 2024, the Company and HWH entered into an addendum to the June HWH SPA and June HWH Note to amend: (i) the number of shares of Common Stock convertible under the June HWH Note from 2,500,000 to 125,000,000; and (ii) the conversion rate from $0.0001 to $0.002.

Capital Resources

During the two fiscal years in the period ended March 31, 2024, the Company did not have material commitments for capital expenditures. During the fiscal year ended March 31, 2024, and 2023, our consolidated capital expenditures were approximately $0.9 million and $1.2 million, respectively, primarily consisting of the purchase of furniture and fixtures, computer equipment and software, and leasehold improvements in the ordinary course of our business.

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

Our critical accounting estimates relate to the valuation of inventory, the assessment of long-lived assets for impairment, the assessment of loss contingencies, and income taxes.

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

Income Taxes - Income taxes have a significant effect on our net earnings. As of March 31, 2024, we are subject to income taxes primarily in the U.S. The determination of our provision for income taxes requires judgment, the use of estimates in certain cases and the interpretation and application of complex tax laws and regulations. Our effective income tax rate is affected by many factors, including changes in our assessment of certain tax contingencies, increases and decreases in valuation allowances, changes in tax law, outcomes of administrative audits, the impact of discrete items, and may fluctuate as a result.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SHARING SERVICES GLOBAL CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Sharing Services Global Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Sharing Services Global Corporation and its subsidiaries (the “Company”) as of March 31, 2024, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company (i) has incurred losses and negative cash flows from operations for consecutive years, (ii) has an accumulated deficit and negative equity, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Convertible Notes- Related Party

As described in Note 13, the Company executed a convertible promissory note for $250,000 with Alset Inc, a Texas corporation (“Alset”) and a shareholder of the Company. The convertible promissory note bears a 10% interest per annum and had an origination fee.

The Company also entered into a securities purchase agreement with HWH International Inc., a Delaware corporation (“HWH”) whereby the Company issued to HWH a convertible promissory note in $250,000 which shall be convertible into 208,333,333 shares of the Company’s common stock at the option of HWH and a common stock purchase warrant agreement which shall be exercisable into up to 208,333,333 shares of the Company’s common stock. The convertible promissory note bears a 6% interest per annum and had a commitment fee of $15,000.

The principal consideration for our determination of management’s assessment of the valuation of the convertible notes- related party as a critical audit matter, which is primarily due to the complexity of the valuation used and the sensitivity of the underlying significant assumptions. The calculated fair values are sensitive to changes in these key assumptions.

How the Critical Audit Matter was addressed in the Audit

Our audit procedures related to the determination of the fair value of the Convertible Debt included the following, among others:

a)	We obtained the agreements between the related parties and the Company.

b)	We obtained third party valuations that assess the fair value of the convertible notes-related party from management.

c)	We reviewed the valuation reports provided by management to determine if the reports were reasonable and acceptable based on the methodologies used by management’s third-party valuation firm. We also assessed the qualifications and competence of the valuation firm.

d)	We audited the critical inputs used in the valuation calculations.

e)	We assessed the sufficiency of the Company’s disclosure of its accounting for convertible notes- related party included in Note 13.

GRASSI & CO., CPAs, P.C.

We have served as the Company’s auditor since 2023.

Jericho, New York

July 1, 2024

Ankit Consulting Services, Inc.

30211 Avenida de Las Banderas, Suite # 200, Rancho Santa Margarita, CA 92688

Phone: 949-683-3034, Facsimile: 949-271-4737

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Sharing Services Global Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Sharing Services Global Corporation, formerly Sharing Services, Inc. (the “Company”) as of March 31, 2023, and the related consolidated statements of operations, cash flows and stockholders’ equity, for the year ended March 31, 2023 and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023, and the results of its operations and its cash flows for the year ended March 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Rancho Santa Margarita, California

June 23, 2023

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31, 2024	March 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$894,206	$2,994,885
Trade accounts receivable, net	280,793	273,674
Other receivable	1,800,000	-
Inventory, net	1,318,662	1,636,120
Other current assets, net	132,674	527,827
Total Current Assets	4,426,335	5,432,506
Property and equipment, net	239,943	9,270,193
Right-of-use assets, net	403,107	448,240
Investment in unconsolidated entities, net	-	206,231
Intangible assets	402,144	545,372
Other assets	1,163,385	1,177,173
TOTAL ASSETS	$6,634,914	$17,079,715

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$1,304,046	$1,028,510
Accrued and other current liabilities	2,611,951	2,632,770
Accrued sales commission payable	1,742,309	2,357,643
Employee stock warrants liability	-	148,267
State and local taxes payable	1,545,463	1,446,503
Notes payable, related party, net of unamortized debt discount and unamortized deferred loan cost	-	6,922,043
Note payable	1,200,000	-
Convertible notes payable	262,782	24,827,086
Total Current Liabilities	8,666,551	39,362,822
Non-current convertible notes payable, related party	324,521	-
Lease liability, long-term	416,277	440,478
TOTAL LIABILITIES	9,407,349	39,803,300

Commitments and Contingencies	-	-

STOCKHOLDERS’ DEFICIT
Series A convertible preferred stock, $0.0001 par value, 100,000,000 shares designated, 3,100,000 shares issued and outstanding	310	310
Series B convertible preferred stock, $0.0001 par value, no shares issued and outstanding	-	-
Series C convertible preferred stock, $0.0001 par value, 10,000,000 shares designated, 3,220,000 shares issued and outstanding	322	322
Series D preferred stock, $0.0001 par value, 26,000 shares and no shares issued and outstanding as of March 31, 2024, and March 31, 2023, respectively	3	-
Class A common stock, $0.0001 par value, 1,990,000,000 shares designated, 376,328,885 shares and 347,451,880 shares issued and outstanding as of March 31, 2024 and March 31, 2023, respectively	37,633	34,745
Class B common stock, $0.0001 par value, 10,000,000 shares designated, no shares issued and outstanding	-	-
Treasury Stock	-	(626,187)
Additional paid in capital	110,699,858	84,619,762
Shares to be issued	12,146	12,146
Accumulated deficit	(113,167,915)	(106,456,378)
Accumulated other comprehensive loss	(354,792)	(308,305)
TOTAL STOCKHOLDERS’ DEFICIT	(2,772,435)	(22,723,585)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,634,914	$17,079,715

The accompanying notes are an integral part of these consolidated financial statements.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Fiscal Years Ended
	March 31, 2024	March 31, 2023
Net sales	$10,878,242	$16,102,136
Cost of goods sold	3,832,977	6,845,466
Gross profit	7,045,265	9,256,670
Operating expenses
Selling and marketing	4,104,991	6,989,660
General and administrative	7,839,639	17,081,915
Total operating expenses	11,944,630	24,071,575
Operating loss	(4,899,365)	(14,814,905)
Other income (expense):
Interest expense, net	(3,148,032)	(13,212,583)
Change in fair value of embedded derivatives	(87,303)	-
Other income	1,800,000	-
Gain on employee warrants liability	-	173,432
Loss on investment and extinguishment of debt	(108,384)	-
Unrealized loss on investment	-	(5,018,735)
Realized loss on investment in marketable securities	-	(4,920,556)
Other non-operating income (expense), net	(268,453)	108,184
Total other expense, net	(1,812,172)	(22,870,258)
Loss before income taxes	(6,711,537)	(37,685,163)
Income tax expense	-	-
Net loss	$(6,711,537)	$(37,685,163)

Other comprehensive loss, net of tax:
Currency translation adjustments	(46,487)	(243,196)
Total other comprehensive loss	(46,487)	(243,196)
Comprehensive loss	$(6,758,024)	$(37,928,359)

Loss per share:
Basic and diluted	$(0.02)	$(0.14)

Weighted average shares:
Basic and diluted	374,987,603	274,108,025

The accompanying notes are an integral part of these consolidated financial statements.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Years Ended
	March 31, 2024	March 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,711,537)	$(37,685,163)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	570,595	726,666
Stock-based compensation	(148,267)	(194,004)
Loss on disposal of property	-	25,053
Amortization of debt discount and other	2,040,291	10,877,730
Change in fair value of embedded derivatives	87,303	-
Amortization prepaid consulting Services	-	2,867,123
Loss (gain) on extinguishment of debt	38,215	(324,229)
Bad debt expense	413,551	162,392
Loss on investment and other assets	-	9,939,290
Provision for obsolete inventory	777,443	1,788,999
Changes in operating assets and liabilities:
Accounts receivable	(420,669)	1,560,481
Other receivable	(1,800,000)	-
Inventory	(459,984)	1,152,522
Other current assets	763,417	(97,073)
Property and equipment	(60,806)	-
Other assets	99,843	-
Accounts payable	275,537	808,008
Income taxes payable	98,960	385,013
Lease liability	20,932	25,224
Accrued and other liabilities	685,733	(1,043,420)
Net Cash Used in Operating Activities	$(3,729,443)	$(9,025,388)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property and equipment and other assets	-	(1,196,406)
Payments upon issuance of notes receivable	-	(313,592)
Purchase of marketable securities, net	-	(4,920,096)
Cash paid for acquisition of non-consolidated interests	-	(400,000)
Net Cash Used in Investing Activities	-	(6,830,094)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	1,175,251	-
Proceeds from issuance of convertible notes, related party	500,000	-
Net proceeds from issuance of promissory notes	-	10,922,329
Repayments of borrowings under promissory notes	-	(4,611,342)
Refinance of notes payable	-	(3,270,000)
Payment in connection with litigation settlement	-	(1,043,645)
Repayment of convertible note payable	-	(78,636)
Net Cash Provided by Financing Activities	1,675,251	1,918,706

IMPACT OF CURRENCY RATE CHANGES ON CASH	(46,487)	(91,605)
Decrease in cash and cash equivalents	(2,100,679)	(14,028,381)
Cash and cash equivalents, beginning of period	2,994,885	17,023,266
Cash and cash equivalents, end of period	$894,206	$2,994,885

Supplemental cash flow information
Cash paid for interest	$168,279	$1,708,409
Cash paid for income taxes	$1,111	$9,525

Supplemented disclosure of non-cash investing and financing activities:
Sale of commercial real property in exchange for relief from related party loans and other liabilities	$7,438,692	$-
Sale of investments in exchange for relief from related party note and other liabilities	$1,500,000	$-
Debt modification	$-	$10,363,126
Common stock issued to settle accrued interest payable	$539,806	$552,000
Common stock issued to settle management fees payable	$-	$700,000

The accompanying notes are an integral part of these consolidated financial statements.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Fiscal Years Ended March 31, 2024 and 2023

			Series B				Series D
	Series A Preferred Stock		Preferred Stock		Series C Preferred Stock		Preferred Stock		Class A and Class B Common Stock						Accumulated
	Number		Number		Number		Number		Number		Additional	Shares			Other
	of	Par	of	Par	of	Par	of	Par	of	Par	Paid in	to be	Treasury	Accumulated	Comprehensive
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Issued	Stock	Deficit	Loss	Total
Balance - March 31, 2022	3,100,000	$310	-	$-	3,220,000	$322	-	$-	288,923,969	$28,892	$80,738,719	$12,146	-	$(57,886,336)	$(65,109)	$22,828,944
Refinancing of debt and detachable warrants	-	-	-	-	-	-	-	-	-	-	2,029,454	-	-	-	-	2,029,454
Repurchase of shares of Common Stock	-	-	-	-	-	-	-	-	(26,091,136)	(2,609)	(23,482)	-	(626,187)	-	-	(652,278)
Common Stock issued for debt modification	-	-	-	-	-	-	-	-	14,854,159	1,485	307,206	-	-	(10,671,817)	-	(10,363,126)
Common stock issued to settle management fees payable	-	-	-	-	-	-	-	-	33,333,333	3,333	696,667	-	-	-	-	700,000
Common stock issued to settle accrued interest payable	-	-	-	-	-	-	-	-	26,285,714	2,629	549,371	-	-	-	-	552,000
Common stock issued upon cancellation of stock warrants	-	-	-	-	-	-	-	-	10,145,841	1,015	212,047	-	-	(213,062)	-	-
Stock based compensation award (stock warrants)	-	-	-	-	-	-	-	-	-	-	109,780	-	-	-	-	109,780
Currency translation adjustments	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(243,196)	(243,196)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(37,685,163)	-	(37,685,163)
Balance - March 31, 2023	3,100,000	$310	-	$-	3,220,000	$322	-	$-	347,451,880	$34,745	$84,619,762	$12,146	(626,187)	$(106,456,378)	$(308,305)	$(22,723,585)

			Series B				Series D
	Series A Preferred Stock		Preferred Stock		Series C Preferred Stock		Preferred Stock		Class A and Class B Common Stock						Accumulated
	Number		Number		Number		Number		Number		Additional	Shares			Other
	of	Par	of	Par	of	Par	of	Par	of	Par	Paid in	to be	Treasury	Accumulated	Comprehensive
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Issued	Stock	Deficit	Loss	Total
Balance - March 31, 2023	3,100,000	$310	-	$-	3,220,000	$322	-	$-	347,451,880	$34,745	$84,619,762	$12,146	(626,187)	$(106,456,378)	$(308,305)	$(22,723,585)
Cancellation of treasury stock	-	-	-	-	-	-	-	-	-	-	(626,187)	-	626,187	-	-	-
Preferred stock issued for debt modification	-	-	-	-	-	-	26,000	3	-	-	26,169,365	-	-	-	-	26,169,368
Common stock issued to settle accrued interest payable	-	-	-	-	-	-	-	-	28,877,005	2,888	536,918	-	-	-	-	539,806
Currency translation adjustments	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(46,487)	(46,487)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(6,711,537)	-	(6,711,537)
Balance - March 31, 2024	3,100,000	$310	-	$-	3,220,000	$322	26,000	$3	376,328,885	$37,633	$110,699,858	$12,146	-	$(113,167,915)	$(354,792)	$(2,772,435)

The accompanying notes are an integral part of these consolidated financial statements.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS

Sharing Services Global Corporation (“Sharing Services”) and its subsidiaries (collectively, the “Company”) aim to build shareholder value by developing or investing in innovative emerging businesses and technologies that augment the Company’s products and services portfolio, business competencies, and geographic reach. Sharing Services was incorporated in the State of Nevada in April 2015; its main business activities include:

●	Sale of Health and Wellness Products - The Company markets its health and wellness products primarily through an independent sales force, using a direct selling business model under the proprietary brand “The Happy Co.” Currently, The Happy Co. TM markets and distributes its health and wellness products primarily in the United States (“U.S.”) and Canada.

The Company generates substantially all of its revenue from the sale of health and wellness products.

●	Sale of Member-Based Travel Services - Through its subsidiary, Global Travel Destinations, the Company established a subscription-based travel services business under the proprietary brand MyTravelVentures (“MTV”) in May 2022. MTV provides entrepreneurial opportunities to its subscribers by capitalizing on both the direct selling model and the retail travel business model. The MTV services are designed to offer discount for travel relating to airfare, cruises, hotels, resorts, time shares and rental cars for destinations throughout the world for people of all ages, demographics, and economic backgrounds.

The Company is in the process of revamping its travel services business and has temporarily suspended its MTV business operation to prepare for its re-launch in November 2024.

In August 2021, Sharing Services and Hapi Café, Inc, a company affiliated with Heng Fai Ambrose Chan, a Director of the Company, entered into a Master Franchise Agreement (the “MFA”) pursuant to which Sharing Services acquired the exclusive franchise rights in North America to the brand “Hapi Café.” Under the terms of the MFA, Sharing Services, directly or through its subsidiaries, has the right to operate no less than five (5) corporate-owned stores and can offer to the public sub-franchise rights to own and operate other stores, subject to the terms and conditions contained in the MFA. The Company plans to open up Hapi Café in Dallas and the New York City, and is in the process of identifying and evaluating suitable locations.

Directly or through its subsidiaries, the Company from time to time will invest in emerging businesses, using a combination of debt and equity financing, in efforts to leverage the Company’s resources and business competencies and to participate in the growth of these businesses. As part of the Company’s commitment to the success of these emerging businesses, the Company, directly or through its subsidiaries, also plans to offer non-traditional inventory financing, order fulfillment and logistic, CRM “Back Office” solutions, and other success-critical services to these businesses.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared using generally accepted accounting principles in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. During the years ended March 31, 2024 and 2023, the Company had a net loss of approximately $6.7 million and $37.7 million, respectively. In addition, the Company had reported consecutive years of declining net sales. These factors among other raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

Use of Estimates and Assumptions

The preparation of financial statements in accordance with GAAP requires the use of judgment and requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures about contingent assets and liabilities, if any. Matters that require the use of estimates and assumptions include, among others: the recoverability of trade accounts and other receivable, the valuation of inventory, the useful lives of fixed assets, the assessment of long-lived assets for impairment, the nature and timing of satisfaction of multiple performance obligations resulting from contracts with customers, the allocation of the transaction price to multiple performance obligations in a sales transaction, the measurement and recognition of right-of-use assets and related lease liabilities, the valuation of share-based compensation awards, the provision for income taxes, the measurement and recognition of uncertain tax positions, the valuation of long-term debt covenants, and the valuation of loss contingencies, if any. Actual results may differ from these estimates in amounts that may be material to our consolidated financial statements. We believe that the estimates and assumptions used in the preparation of our consolidated financial statements are reasonable.

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents include recent customer remittances deposited with our merchant processors at the balance sheet date, which generally settle within 24 to 72 hours. As of March 31, 2024 and 2023, cash and cash equivalents included cash held by our merchant processors of approximately $0.05 million and $0.5 million, respectively. In addition, as of March 31, 2024 and 2023, cash and cash equivalents held in bank accounts in foreign countries in the ordinary course of business were approximately $0.4 million and $1.3 million, respectively. Amounts held by our merchant processor or held in bank accounts located in foreign countries are generally not insured by any federal agency.

Trade Accounts Receivable and Allowance for Credit Losses

In May 2019, the Financial Accounting Standards Board (FASB) issued the Accounting Standards Update (ASU) 2019-05, which is an update to ASU Update No. 2016-13, Financial Instruments — Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The Company adopted this standard on April 1, 2023 using a modified retrospective approach and did not restate the comparable prior periods. The adoption did not have a material impact on the Company’s consolidated financial statements.

The Company maintains an allowance for credit losses in accordance with ASC 326 and records the allowance for credit losses as an offset to assets such as accounts receivable. The expected credit losses are classified as general and administrative expenses in the consolidated statements of operations and comprehensive loss. The Company assesses collectability by reviewing receivables on a collective basis where similar characteristics exist, primarily based on the size and nature of specific receivables. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status, the age of the receivable balances, credit quality of the counter party, and current and future economic conditions. On a quarterly basis, management determines if the allowance for credit losses is adequate, and adjusts the allowance, when necessary. Delinquent account balances are written-off against the allowance for credit losses after all means of collection have been exhausted and that the likelihood of collection is not probable.

Inventory and Cost of Goods Sold

Inventory consists of finished goods and promotional materials and is stated at the lower of cost determined using the first-in, first-out (“FIFO”) method, or net realizable value. It includes direct product costs and certain shipping and handling costs, such as in-bound freight. When estimating the net realizable value of inventory, the Company considers several factors including estimates of future demand for the product, historical sales, the age and sales history of the inventory, and historic and anticipated changes in our product offerings.

The Company periodically assesses the realizability of its inventory based on evaluation of its inventory levels against historical and anticipated sales. Physical inventory counts are performed at all facilities on a quarterly basis. During the fiscal year ended March 31, 2024, and 2023, the allowance for slowing moving or obsolete inventory of $1.6 million and $1.8 million, respectively, in connection with health and wellness products that were either damaged, expired, or slow-moving, based on the Company’s historical and anticipated sales. The Company reports its allowance for obsolete or slow-moving inventory in cost of goods sold in its consolidated statements of operations.

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

Other Receivable and Note Payable

In July 2023, the Company, through its out-sourced payroll services provider (“Paychex”), submitted a claim to the Internal Revenue Services (“IRS”) for the Employee Retention Tax Credit (“ERTC credit”) based on its payroll records and other pertinent information. Refunds will be distributed based on IRS processing times and the total ERTC credit will be approximately $1.8 million. Since the likelihood of receiving the ERTC credit is probable and the amount is estimable, the Company has recorded its ERTC credit in Other Receivable.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) Topic 606 when (or as) it transfers control of the promised goods and services to the customer in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those goods or services.

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

As of March 31, 2024 and 2023, deferred revenue associated with

●	product invoiced but not received by customers at the balance sheet date was $80,404 and $113,896, respectively;
●	unfulfilled performance obligations for services offered on a subscription basis was $37,774 and $80,528, respectively;
●	unfulfilled performance obligations for customers’ right of return was $24,703 and $26,894, respectively; and
●	customer loyalty points outstanding was $19,326 and $25,493, respectively.

As of March 31, 2022, deferred revenue associated with product invoiced but not received by customers at the balance sheet date was $344,071; deferred sales revenue associated with unfulfilled performance obligations for services offered on a subscription basis was $70,968; deferred sales revenue associated with unfulfilled performance obligations for customers’ right of return was $63,890; and deferred sales revenue associated with customer loyalty points outstanding was $68,287.

During the fiscal years ended March 31, 2024 and 2023, no individual customer, or related group of customers, represents 10% or more of the Company’s net sales.

During the fiscal year ended March 31, 2024, and 2023,

●	approximately 100% and 99%, respectively, of the Company’s net sales were from sale of health and wellness products.

●	the Company’s ten top selling products represent approximately 53% and 49%, respectively, of its net sales.
●	approximately 95% and 91%, respectively, of the Company’s net sales are to customers and independent distributors located in the U.S. (based on the customer’s shipping address). No other country represented more than 10% of total sales.
●	product purchases from one U.S.-based supplier accounted for approximately 84% and 92%, respectively, of total product purchases.

Sales Commissions

The Company recognizes sales commission expense when incurred at the time when the revenue is recognized. In the fiscal year ended March 31, 2024, and 2023, sales commission expense was approximately $3.7 million and $5.8 million, respectively, and is included in selling and marketing expenses in the Company’s consolidated statements of operations. The Company measures and recognizes sales commission expense based on the Company’s Distributor Compensation Plan. The Company’s independent distributors earn commissions when they sell Company products to retail customers or to their downline independent distributors. Additionally, they can earn commissions when their personally sponsored distributors (or downline) sell products to end users. There is no limit as to the number of personally enrolled distributors or retail customers that an independent distributor may have and earned compensation for.

Share-Based Payments

The Company accounts for stock-based compensation awards to its directors, officers, and employees in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). Previously, the Company, through a subsidiary, entered into multi-year employment agreements with certain employees. Such agreements generally contain (a) an Initial Warrant that vested immediately and is exercisable at a fixed exercise price and (b) Subsequent Warrants that vest over time and are exercisable at an exercise price calculated by multiplying a specified discount rate by the 10-day average stock price determined at the time of exercise. Generally, a Subsequent Warrants tranche vests in full at each anniversary of the employment agreement effective date, during the contractual term of employment.

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

In the fiscal year ended March 31, 2024, income recognized in connection with stock-based compensation awards was $148,267, primarily associated with the subsequent measure of fully vested awards. In the fiscal year ended March 31, 2023, expense recognized in connection with stock-based compensation awards was $160,225, primarily consisting of: (a) compensatory expense of $13,207 and (b) income associated with the subsequent measure of fully vested awards of $194,004.

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

For all arrangements as a lessee, the Company has elected an accounting policy to combine non-lease components with the related-lease components and treat the combined items as a lease for accounting purposes. The Company measures lease related assets and liabilities based on the present value of lease payments, including in-substance fixed payments, variable payments that depend on an index or rate measured at the commencement date, and the amount the Company believes is probable the Company will pay the lessor under residual value guarantees when applicable. The Company discounts lease payments based on the Company’s estimated incremental borrowing rate at lease commencement (or modification), which is primarily based on the Company’s estimated credit rating, the lease term at commencement, and the contract currency of the lease arrangement. The Company has elected to exclude short term leases (leases with an original lease term one year or less) from the measurement of lease-related assets and liabilities.

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

Foreign Currency Translation

The Company maintains a legal entity structure that would allow management to expand its U.S.-based operation into certain key direct sales market in Asia, such as Korea. In 2021, through its wholly owned subsidiary, the Company commenced operations in the Republic of Korea (South Korea). The functional currency of the Korean subsidiary is the South Koran Won. Balance sheet accounts are translated into U.S. dollars (USD, the Company’s reporting currency) at the rates of exchange in effect at the balance sheet date, while the results of operations and cash flows are translated using average exchange rates for the periods presented. The resulting translation adjustments are recorded as a component of accumulated other comprehensive gain/loss in the Company’s consolidated balance sheets. The following exchange rates between the South Korean Won and the USD are used to translate the Company’s Korean operation’s financial statements:

	South Korean Won per 1 USD
	2024	2023
Exchange rate as of March 31st	1,346.42	1,302.31
Average exchange rate for the fiscal year then ended	1,319.86	1,309.20

During the fiscal year ended March 31, 2024 and 2023, approximately 95% and 93%, respectively, of the Company’s net sales are denominated in U.S. Dollars. During the fiscal year ended March 31, 2024, and 2023, sales denominated in no other currency accounted for 10% or more of net sales.

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

Consistent with the valuation hierarchy contained in ASC 820, we categorized certain of our financial assets and liabilities as follows:

	As of March 31, 2024
	Total	Level 1	Level 2	Level 3
Assets
Investment in unconsolidated entities	$-	$-	$-	$-
Total assets	$-	$-	$-	$-
Liabilities
Convertible notes payable	$587,303	$-	$587,303	$-
Total liabilities	$587,303	$-	$587,303	$-

	As of March 31, 2023
	Total	Level 1	Level 2	Level 3
Assets
Investment in unconsolidated entities	$206,231	$-	$-	$206,231
Total assets	$206,231	$-	$-	$206,231
Liabilities

Notes payable	$24,827,086	$-	$24,827,086	-
Total liabilities	$24,827,086	$-	$24,827,086	$-

Certain of the Company’s investments in unconsolidated entities are valued for purposes of this disclosure using unobservable inputs, since there are no observable market transactions for such investments. The fair value of notes receivable approximates the carrying value due to the short-term nature of the note.

As of March 31, 2024, convertible notes payable (including current maturities) are reported in our consolidated financial statements at fair value of approximately $0.5 million.

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

The following table sets forth the computations of basic and diluted earnings (loss) per share for the periods indicated:

	Fiscal Year Ended March 31,
	2024	2023
Net loss	$(6,711,537)	$(37,685,163)

Weighted average basic and diluted shares	374,987,603	274,108,025
Loss per share:
Basic and diluted	$(0.02)	$(0.14)

The following potentially dilutive securities and instruments were outstanding on the dates indicated, but excluded from the table above because their impact would be anti-dilutive:

	As of March 31,
	2024	2023
Convertible notes payable	333,333,333	663,546,451
Stock warrants	200,933,515	669,010,148
Convertible Preferred Stock	6,320,000	6,320,000
Total potential incremental shares	540,586,848	1,338,876,599

NOTE 6 – TRADE ACCOUNTS RECEIVABLE, NET

	As of March 31,
	2024	2023
Trade accounts receivable	$420,135	$344,841
Allowance for credit losses	(139,342)	(71,167)
	$280,793	$273,674

Trade accounts receivable as of March 31, 2024 and 2023 includes amount due from a merchant processor of approximately $280,793 and $10,348, respectively. The following table reflects the activity in the allowance for credit losses for the periods presented:

	Fiscal Year Ended March 31,
	2024	2023
Balance at beginning of fiscal year	$71,167	$-
Provision for credit losses	68,175	71,167
Balance at end of fiscal year	$139,342	$71,167

NOTE 7 – INVENTORY, NET

Inventory consists of the following:

	As of March 31,
	2024	2023
Finished goods	$2,878,569	$2,517,046
Promotional items	5,940	-
Raw materials	77,902	-
Allowance for obsolescence	(1,643,749)	(880,926)
	$1,318,662	$1,636,120

The following table reflects the activity in the allowance for inventory obsolescence for the periods presented:

	Fiscal Year Ended March 31,
	2024	2023
Balance at beginning of fiscal year	$880,926	$108,055
Provision for estimated obsolescence	778,445	1,788,999
Write-offs	(15,622)	(1,016,128)
Balance at end of fiscal year	$1,643,749	$880,926

NOTE 8 – OTHER CURRENT ASSETS, NET

Other current assets consist of the following:

	As of March 31,
	2024	2023
Inventory-related deposits	$252,867	$288,649
Accounts receivable, related parties	-	167,578
Prepaid insurance and other operational expenses	31,598	105,652
Deposits for sales events	23,850	120,614
Right to recover asset	-	20,975
Subtotal	308,315	703,468
Allowance for losses	(175,641)	(175,641)
	$132,674	$527,827

Prepaid insurance and other operational expenses consist of payments for goods and services (such as freight, trade show expenses and insurance premiums) which are expected to be realized in the next operating cycle.

Right to recover asset is associated with our customers’ right of return and is expected to be realized in one year or less.

As of March 31, 2024 and 2023, the allowance for losses in connection with certain inventory-related deposits for which recoverability is less than certain was approximately $176,000.

NOTE 9 – PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	As of March 31,
	2024	2023
Building and building improvements	$-	$8,952,555
Computer software	1,024,274	1,024,274
Furniture and fixtures	285,732	237,042
Computer equipment	220,264	220,264
Leasehold improvements and other	399,306	394,306
Total property and equipment	1,929,576	10,828,441
Accumulated depreciation and amortization	(1,689,633)	(1,558,248)
	$239,943	$9,270,193

Depreciation and amortization expense in connection with the Company’s property and equipment for the fiscal year ended March 31, 2024 and 2023 was $427,422 and $583,369, respectively.

In December 2021, the Company, through its subsidiary, Linden Real Estate Holdings LLC, purchased a commercial building in Lindon, Utah for $8,942,640, including $3,675,000 allocated to land. The capitalized costs include legal and other professional fees incurred directly in connection with the purchase of the property. On June 15, 2022, the Company and American Pacific Bancorp, Inc. (“APB”) entered a Loan Agreement pursuant to which APB loaned to the Company approximately $5.7 million. The loan was secured by a first mortgage interest on the Lindon, Utah building. Effective June 30, 2023, the Company and DSSI entered into an Assignment of Limited Liability Company Interests agreement pursuant to which: (a) DSSI assumed approximately $7.24 million in SHRG liabilities secured by certain Commercial Real Estate, (b) DSSI credited SHRG approximately $240,000 towards amounts owed under the 2022 Note (the “$27.0 million loan”), and (c) DSSI acquired ownership of Linden Real Estate Holdings LLC, with its sole asset being a commercial building located in Lindon, Utah, subject to the assumed indebtedness.

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

The Company carries its investment in the Convertible Note, the GNTW Warrant and the shares of GNTW common stock at fair value in accordance with U.S. GAAP. During the fiscal year end March 31, 2023, the Company recognized unrealized losses, before income tax, of approximately $4.9 million in connection with its investment in the Convertible Note, the GNTW Warrant and the shares of GNTW common stock.

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

In September 2021, the Company entered into a Membership Unit Purchase Agreement pursuant to which the Company acquired a 30.75% equity interest in MojiLife, a limited liability company organized in the State of Utah, in exchange for $1,537,000. MojiLife is a distributor of technology-based consumer products, such as cordless scent diffusers, for the home and the car, as well as proprietary home cleaning products and accessories. On October 1, 2023, MojiLife and its principals Darin Davis and Kimberlee Davis (collectively the “Seller”) and Moji Life International, Inc., a Nevada corporation (the “Purchaser”), a wholly-owned subsidiary of the Company (collectively the “Parties”) entered into an Asset Purchase Agreement (the “MojiLife Asset Purchase Agreement”). Pursuant to the MojiLife Asset Purchase Agreement, the Purchaser purchased the Seller’s real and personal property including, machinery and equipment, intellectual property, trade names, patents, marketing strategies and materials, all product formulas, all saleable inventory, the Seller’s organization database of distributors and customers, and assumed certain liabilities of the Seller.

In connection with the MojiLife Asset Purchase Agreement, on October 1, 2023, the Purchaser and SHRG Development Ventures, LLC (“SHRGDV”), an affiliate of the Purchaser and subsidiary of the Company also entered into an Exchange Agreement whereby SHRDV relinquished and surrendered its 30.75% LLC unit ownership interest in Seller.

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

Investment in unconsolidated entities consists of the following:

	As of March 31,
	2024	2023
Investment in detachable GNTW stock warrant	$-	$143,641
Investment in GNTW common stock	-	18,300
Investment in Stemtech convertible note	-	44,290
Investment in MojiLife	-	1,537,000
Subtotal	-	1,743,231
Allowance for impairment losses	-	(1,537,000)
	$-	$206,231

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

The following table reflects the activity in the allowance for impairment losses for the periods presented:

	Fiscal Year Ended March 31,
	2024	2023
Balance at beginning of fiscal year	$1,537,000	$1,537,000
Write-off	(1,537,000)	-
Balance at end of fiscal year	$-	$1,537,000

NOTE 11 – NOTES PAYABLE, RELATED PARTY

Notes payables consist of the following:

	As of March 31,
	2024	2023
APB Loan	$-	$5,594,253
APB Revolving Note	-	1,530,569
Unamortized discount and deferred financing costs	-	(202,779)
	$-	$6,922,043

On June 15, 2022, the Company, through one of its subsidiaries, Linden Real Estate Holdings LLC (“SHRG Subsidiary”), entered into a secured real estate promissory note with American Pacific Bancorp, Inc. (“APB”), pursuant to which APB loaned the Company approximately $5.7 million (the “APB Loan”). The APB Loan would mature on June 1, 2024, bore interest at the annual rate of 8%, with interest payable in equal monthly installments of $43,897 commencing on July 1, 2022 (with the remainder due on June 1, 2024). The loan was secured by a first mortgage interest on the Company’s Lindon, Utah office building. In connection with this loan, the Company received net proceeds of $5,522,829 from APB on June 17, 2022. APB is a subsidiary of DSS. The Company paid $418,323 in principal and interest related to the loan for the twelve months ended March 31, 2023.

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

NOTE 12 – ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consist of the following:

	As of March 31,
	2024	2023
Deferred sales revenues	$162,207	$246,811
Liability associated with uncertain tax positions	925,786	925,795
Accrued interest payable	5,833	536,123
Payroll and employee benefits	206,426	329,762
Lease liability, current portion	21,909	41,385
Other accruals	1,289,790	552,894
	$2,611,951	$2,632,770

Lease liability, current portion, represents obligations due withing one year under operating leases for office space, automobiles, and office equipment. Other accruals include primarily operational accruals.

NOTE 13 – CONVERTIBLE NOTES PAYABLE – RELATED PARTY

Convertible notes payable consists of the following:

	Maturity	Interest	Conversion Price	As of March 31,
Issuance Date	Date	Rate	(per share)	2024	2023
June 2022	June 2024	8%	N/A	$-	$27,000,000
January 2024	July 2024	10%	See Note	250,000
March 2024	March 2027	6%	$0.0012	250,000	-
Total convertible notes payable				500,000	27,000,000
Unamortized debt discount and deferred financing costs				-	(2,172,914)
Change in fair value of embedded derivatives				87,303	-
Subtotal				587,303	24,827,086
Less: current portion of convertible notes payable				262,782	24,827,086
Long-term convertible notes payable				$324,521	$-

Note: The price for conversion of Principal Amount into shares of Common Stock shall be the average closing market price within last three trading days of the Common Stock form the date of Conversion Notice.

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

On June 15, 2022, the Company and DSSI which, together with DSS, a major shareholder of the Company, entered into an agreement pursuant to which the Company issued, to DSSI: (a) a two-year Convertible, Advancing Promissory Note in the principal amount of $27.0 million (the “2022 Note”) in favor of DSSI and (b) a detachable Warrant to purchase up to 818,181,819 shares of the Company’s Class A Common Stock at the exercise price of $0.033 per share. The 2022 Note bore interest at the annual rate of 8%, was due and payable on demand or, if no demand, on May 1, 2024. At any time during the term of the 2022 Note, all or part of the Note may be converted into up to 818,181,819 shares of the Company’s Class A Common Stock, at the option of the holder. Under the terms of the agreement, the Company agreed to pay to DSSI a loan origination fee of $270,000. In addition, DSSI agreed to surrender to the Company all DSSI’s rights pursuant to: (a) a certain Convertible Promissory Note in the principal amount of $30.0 million issued by the Company in April 2021 in favor of DSSI, and (b) a certain detachable Warrant to purchase up to 150,000,000 shares of the Company’s Class A Common Stock, at $0.22 per share, issued concurrently with such $30.0 million note. The Company recognized the transaction with DSSI as a debt extinguishment in accordance with GAAP. Since DSSI is a related party, the difference between the fair value of the new equity instruments and the carrying value of the retired equity instruments was recognized in additional paid in capital on the Company’s consolidated balance sheet. Since DSSI is a related party, the difference between the fair value of the new equity instruments and the carrying value of the retired equity instruments was recognized as a capital contribution of $2.0 million within additional paid-in capital in the Company’s consolidated financial statements.

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

Effective June 30, 2023, the Company and DSSI entered into two transactions, involving the sale of certain assets of the Company to DSSI, pursuant to which DSSI credited, in the aggregate, $641,790 to principal outstanding on the 2022 Note. In addition, effective June 30, 2023, DSSI also credited, in the aggregate, $546,000 in accrued interest due on the 2022 Note in connection with transactions involving the sale of certain assets to DSSI.

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

On January 17, 2024, the Company executed a convertible promissory note for $250,000 with Alset Inc, a Texas corporation (“Alset”) and a shareholder of the Company. The convertible promissory note (“Alset Note”) bears a 10% interest per annum and had an origination fee of $25,000 which is payable in cash or convertible into common shares of the Company at the option of Alset. The note and related accrued interest shall be due and payable in full on the earliest of (i) six months from the date of issuance; (ii) the acceleration of the Alset Note upon an occurrence of an event of default (as defined in the Alset Note); (iii) the third business day after the holder has delivered the Company a written demand for payment of the Alset Note; or (iv) upon the Company’s successful listing on The Nasdaq Stock Market LLC. Alset may, at its option, at any time during the term of the Alset Note, redeem a portion or all amounts of outstanding principal amount, without incurring penalties, additional interest, or other fees or charges.

On March 18, 2024, the Company entered into a securities purchase agreement with HWH International Inc., a Delaware corporation (“HWH”) whereby the Company issued to HWH (i) a convertible promissory note in an aggregate principal amount of $250,000.00 which shall be convertible into 208,333,333 shares of the Company’s common stock at the option of HWH and (ii) a common stock purchase warrant agreement which shall be exercisable into up to 208,333,333 shares of the Company’s common stock for an aggregate purchase price of $250,000. The convertible promissory note (the “HWH Note”) bears a 6% interest per annum and had a commitment fee of $15,000. The note, together with any accrued interest reduced by any unamortized prepaid interest shall, at the discretion of HWH, either be repaid in cash and/or convert into shares of common stock of the Company at a conversion rate of $0.0012 per share; and it shall be due and payable in full on the earliest of: (i) the third anniversary of the note; (ii) the acceleration of the note upon the occurrence of an event of default (as defined in the note); or (iii) on the fifth business day after HWH has delivered to the Company a written demand for payment of this Note. The Company may, at its option, at any time during the term of the HWH Note, redeem a portion or all amounts of outstanding Principal Amount, without incurring penalties, additional interest, or other fees or charges. The purchase price of one share of common stock of the Company under this warrant shall be equal to $0.0012. The exercise period for each warrant will be five years from the date of this warrant.

During the fiscal year ended March 31, 2024, and 2023, interest expense associated with the Company’s convertible notes was approximately $0.2 million and $2.2 million, excluding amortization of debt discounts and deferred financing fees of approximately $2.0 million and $10.0 million, respectively. These amounts are included in interest expense, net, in our consolidated statements of operations.

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

The following information pertains to the Company’s leases as of the balance sheet dates indicated:

		As of March 31,
Assets	Classification	2024	2023
Operating leases	Right-of-use assets, net	$403,107	$448,240
Total lease assets		$403,107	$448,240

Liabilities
Operating leases	Accrued and other current liabilities	$21,909	$41,385
Operating leases	Lease liability, long-term	416,277	440,478
Total lease liabilities		$438,186	$481,863

Expense pertaining to the Company’s leases for the periods indicated is as follows:

		Fiscal Year Ended March 31,
Lease cost	Classification	2024	2023
Operating lease cost	General and administrative expenses	$112,413	$303,157
Operating lease cost	Depreciation and amortization
Operating lease cost	Interest expense, net
Total lease cost		$112,413	$303,157

The Company’s lease liabilities are payable as follows:

Twelve months ending March 31,	Amount
2024	$21,909
2025	50,726
2026	103,536
2027	106,316
2028	109,095
Thereafter	197,345
Total remaining payments	588,927
Less imputed interest	(150,741)
Total lease liability	$438,186

NOTE 15 – INCOME TAXES

The Company’s provision for (benefit from) income taxes is as follows:

Fiscal Year Ended March 31,
	2024	2023
Current:
Federal	$-	$-
State and local	-	-
Foreign	-	-
Total current	-	-
Deferred:
Federal	-	-
State and local	-	-
Foreign	-	-
Total deferred	-	-
Total consolidated income tax benefit	$-	$-

Our consolidated effective income tax rate reconciliation is as follows:

	Fiscal Year Ended March 31,
	2024	2023
Federal statutory rate	21.0%	21.0%
State and local income taxes	-	-
Change in valuation allowance for NOL carry-forwards	(21.0)	(21.0)
Stock warrant transactions and other items	-	-
Effective income tax rate	-%	-%

Our deferred tax asset (liability) is as follows:

	As of March 31,
Deferred tax assets:	2024	2023
Share-based compensation	$-	$928,525
Accruals and reserves not currently deductible	2	2
Impairment of investments and inventory	707,699	661,050
Other	99,294	215,542
Total deferred tax assets	806,995	1,805,119
Less: valuation allowance	(806,995)	(1,805,119)
Total deferred tax assets, net	$-	$-

During the fiscal year ended March 31, 2024 and 2023, the Company recognized a valuation allowance of approximately $.8 million and $1.8 million, respectively, connection with certain deferred tax assets because of significant uncertainty about the Company’s ability to generate sufficient earnings in the foreseeable future to realize such assets. During the fiscal year ended March 31, 2024 and 2023, the Company recognized, in the aggregate, $0 and $163,192, respectively, in deferred income tax benefits in connection with certain foreign start-up operations. In addition, during the fiscal year ended March 31, 2024, and 2023, the Company recognized a valuation allowance of $0 and $163,192, respectively, in connection with the associated deferred tax assets because these start-up operations do not yet have a history of profits.

The Company has adopted the comprehensive model for how an entity should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return, consistent with ASC 740. Accordingly, the Company recognizes the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position is measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. For the fiscal year ended March 31, 2024 and 2023, the Company had recognized a liability of $0 and $3,809, respectively, related to uncertain income tax positions, which is reported in other current liabilities. As of March 31, 2024 and 2023, the Company had unrecognized tax benefits of $925,786 and $925,786, respectively, that, if recognized, would impact the Company’s effective tax rate.

A reconciliation of the Company’s unrecognized tax benefits for the years indicated is as follows:

	Fiscal Year Ended March 31,
	2024	2023
Balance at beginning of fiscal year	$925,786	$921,977
Additions for tax positions related to the current year		3,809
Balance at end of fiscal year	$925,786	$925,786

The company recognizes interest and/or penalties related to uncertain tax positions in current income tax provision. For the year ended March 31, 2024, and 2023, the Company did not recognize and interest and penalties. Although it is not reasonably possible to estimate the amount by which unrecognized tax benefits may increase or decrease in the next twelve months due to uncertainties regarding timing and outcome of any examinations, the Company is evaluating alternatives that may impact the recognition of uncertain tax positions in the next twelve months.

The Company files consolidated federal income tax returns in the United States and files income tax returns in various state and foreign jurisdictions. As of March 31, 2024, the Company’s income tax returns for the following tax years remained subject to examination:

Tax Jurisdiction	Open Years
United States	2018 – 2023
Republic of Korea	2023
Other Countries	N/A

NOTE 16 – RELATED PARTY TRANSACTIONS

Alset Inc.

On January 17, 2024, the Company executed a convertible promissory note for $250,000 with Alset Inc, a Texas corporation (“Alset”) and a shareholder of the Company. The convertible promissory note (“Alset Note”) bears a 10% interest per annum and had an origination fee of $25,000 which is payable in cash or convertible into common shares of the Company at the option of Alset. The note and related accrued interest shall be due and payable in full on the earliest of (i) six months from the date of issuance; (ii) the acceleration of the Alset Note upon an occurrence of an event of default (as defined in the Alset Note); (iii) the third business day after the holder has delivered the Company a written demand for payment of the Alset Note; or (iv) upon the Company’s successful listing on The Nasdaq Stock Market LLC. Alset may, at its option, at any time during the term of the Alset Note, redeem a portion or all amounts of outstanding principal amount, without incurring penalties, additional interest, or other fees or charges.

HWH International Inc.

On March 18, 2024, the Company entered into a securities purchase agreement with HWH International Inc., a Delaware corporation (“HWH”) whereby the Company issued to HWH (i) a convertible promissory note in an aggregate principal amount of $250,000.00 which shall be convertible into 208,333,333 shares of the Company’s common stock at the option of HWH and (ii) a common stock purchase warrant agreement which shall be exercisable into up to 208,333,333 shares of the Company’s common stock for an aggregate purchase price of $250,000. The convertible promissory note (the “HWH Note”) bears a 6% interest per annum and had a commitment fee of $15,000. The note, together with any accrued interest reduced by any unamortized prepaid interest shall, at the discretion of HWH, either be repaid in cash and/or convert into shares of common stock of the Company at a conversion rate of $0.0012 per share; and it shall be due and payable in full on the earliest of: (i) the third anniversary of the note; (ii) the acceleration of the note upon the occurrence of an event of default (as defined in the note); or (iii) on the fifth business day after HWH has delivered to the Company a written demand for payment of this Note. The Company may, at its option, at any time during the term of the HWH Note, redeem a portion or all amounts of outstanding Principal Amount, without incurring penalties, additional interest, or other fees or charges. The purchase price of one share of common stock of the Company under this warrant shall be equal to $0.0012. The exercise period for each warrant will be five years from the date of this warrant. On June 19, 2024, the Company and HWH executed an amended to revise the conversion rate from $0.0001 to $0.002.

Mr. Chan, the Company’s chairman is the executive chairman and a director of HWH; Mr. Thatch, the Company’s chief executive officer (CEO) is the CEO of HWH.

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

In January 2022, the Company and DSS who, together with its subsidiaries, entered into a one-year Business Consulting Agreement (the “Consulting Agreement”) pursuant to which the DSS will provide to the Company certain consulting services, as defined in the Consulting Agreement. The Consulting Agreement may be terminated by either party on a 60-day’s written notice. In connection with the Consulting Agreement, the Company agreed to pay DSS and flat monthly fee of sixty thousand dollars ($60,000) and DSS received a fully vested detachable Stock Warrant to purchase up to 50.0 million shares of the Company’s Class A Common Stock, at the exercise price of $0.0001 per share. On the effective date of the Consulting Agreement, the closing price of the Company’s common stock was $0.07 per share and the fair value of the Stock Warrant was $3.5 million. The fair value of the Stock Warrant is being recognized as consulting expense over the term of one year. During the fiscal year ended March 31, 2023 and 2022, the Company recognized consulting expense of approximately $3.5 million and $0.8 million, respectively, in connection with the Consulting Agreement. No service was recognized during the fiscal year ended March 31, 2024. In February 2022, the Company issued 50.0 million shares of its Common Stock Class A to DSS in connection with exercise of the Stock Warrant. As of March 31, 2023, the prepaid consulting expense of $2.9 million was fully amortized on the Company’s consolidated financial statements.

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

American Pacific Bancorp, Inc., currently known as American Pacific Financial, Inc.

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

Premier Packaging Corporation

In the fiscal years ended March 31, 2024 and 2023, a wholly owned subsidiary of the Company issued purchase orders to Premier Packaging Corporation, a subsidiary of DSS, to acquire printed packaging materials for approximately $0 and $108,000, respectively.

New Electric CV Corp. (formerly, American Premium Water Corporation)

In July 2021, the Company and American Premium Water Corporation (“American Premium”) entered into a business consulting agreement pursuant to which the Company provides consulting services to American Premium in exchange for a monthly fee of $4,166. Mr. John “JT” Thatch, a director of the Company, also serves on the Board of Directors of American Premium. During the fiscal year ended March 31, 2023, the Company recognized consulting fee income of approximately $50,000. No consulting fee income was recognized in the fiscal year ended March 31, 2024.

NOTE 17 - STOCKHOLDERS’ DEFICIT

The Company’s shareholders had ratified the Third Amended and Restated Articles of Incorporation of the Company and approved the maximum number of shares which the Corporation now has the authority to issue Two Billion Two Hundred Million (2,200,000,000) shares, $0.0001 par value per share, of which: (a) Two Billion (2,000,000,000) Shares of Common Stock having a par value of $0.0001 per share (“Common Stock”) and (b) Two Hundred Million (200,000,000) Shares of Preferred Stock comprised of Series A, Series C, and Series D having a par value of $0.0001 per share or as authorized (“Preferred Stock”). The Board may divide the authorization into one or more series, each with distinct powers, designations, preferences, and rights.

Preferred Stock

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

During the fiscal year ended March 31, 2021, stockholders converted an aggregate of 21,750,000 shares of the Company’s Series A Preferred Stock into an equal number of shares of the Company’s Common Stock. There were no similar conversions in the fiscal year ended March 31, 2024 and 2023, respectively.

As of March 31, 2024 and 2023, 3,100,000 shares, respectively, of the Company’s Series A Preferred Stock remain outstanding. The shares of the Company’s Series A Preferred Stock reported in the Company’s financial statements as of March 31, 2024 and 2023, include 2,900,000 shares purportedly held by Research & Referral BZ, pending cancellation of the stock certificate when presented by Research & Referral BZ in the future.

Series B Convertible Preferred Stock

The Board has authorized the issuance of up to 10,000,000 shares of Series B Convertible Preferred Stock (the Series B Preferred Stock”). Issued and outstanding shares of our Series B Preferred Stock, if any, are senior in rank to shares of our Series A and Series C Preferred Stock. During the fiscal year ended March 31, 2021, all shares of the Company’s Series B Preferred Stock previously issued were converted into shares of the Company’s Class A Common Stock. As of March 31, 2024, and 2023, no shares of the Company’s Series B Preferred Stock remain outstanding.

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

During the fiscal year ended March 31, 2022, holders of 10,000 shares of the Company’s Series C Preferred Stock converted their holdings into an equal number of shares of the Company’s Common Stock. As of March 31, 2024, and 2023, respectively 3,220,000 shares of the Company’s Series C Preferred Stock remain outstanding.

Series D Preferred Stock

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

Common Stock

The Board has authorized the issuance of up to 1,990,000,000 shares of Class A Common Stock and up to 10,000,000 shares of Class B Common Stock, each with a par value of $0.0001 per share. Holders of our Common Stock are entitled to dividends, subject to the rights of the holders of other classes of capital stock outstanding having priority rights with respect to dividends. At the time of this Annual Report, no shares of the Company’s Class B Common Stock remain outstanding. References to the “Common Stock” throughout this report include the Company’s Class A Common Stock and Class B Common Stock, unless otherwise indicated or the context otherwise requires.

On June 15, 2022, the Company and DSSI which, together with DSS, a shareholder of the Company, entered into an agreement pursuant to which the Company issued, to DSSI: (a) a two-year Convertible, Advancing Promissory Note in the principal amount of $27.0 million (the “2022 Note”) in favor of DSSI and (b) a detachable Warrant to purchase up to 818,181,819 shares of the Company’s Class A Common Stock at the exercise price of $0.033 per share. The 2022 Note bore interest at the annual rate of 8% and was due and payable on demand or, if no demand, on May 1, 2024. At any time during the term of the 2022 Note, all or part of the Note may be converted into up to 818,181,819 shares of the Company’s Class A Common Stock, at the option of the holder. Under the terms of the agreement, the Company agreed to pay to DSSI a loan origination fee of $270,000. In addition, DSSI agreed to surrender to the Company all DSSI’s rights pursuant to: (a) a certain Convertible Promissory Note in the principal amount of $30.0 million issued by the Company in April 2021 in favor of DSSI, and (b) a certain detachable Warrant to purchase up to 150,000,000 shares of the Company’s Class A Common Stock, at $0.22 per share, issued concurrently with such $30.0 million note. The Company recognized the transaction with DSSI as a debt extinguishment in accordance with GAAP. Since DSSI is a related party, the difference between the fair value of the new equity instruments and the carrying value of the retired equity instruments was recognized as a capital contribution of $2.0 million in additional paid in capital on the Company’s consolidated balance sheet.

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

As of March 31, 2024 and 2023, and 347,451,880 shares, respectively, of our Class A Common Stock remained issued and outstanding. As of March 31, 2024 and 2023, there were no shares of the Company’s Class B Common Stock outstanding.

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

The following table summarizes the activity relating to the Company’s stock warrants held by Related Parties (all of which are fully vested):

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term
Outstanding at March 31, 2022	210,333,333	$0.18	4.1
Granted	818,181,819	0.033
Exercised	-	-	-
Expired, terminated, or forfeited	(1,028,515,152)	0.06	-
Outstanding at March 31, 2023	-	$-	-
Granted	-	-	-
Exercised	-	-	-
Expired, terminated, or forfeited	-	-	-
Outstanding at March 31, 2024	-	$-	-

In February 2023, the Company issued a fully vested warrant to purchase up to 8,444,663 shares of the Company’s Common Stock, at an exercise price of $0.0001 per share (the “Warrant”), to its Chief Executive Officer in connection with the executive existing employment agreement. The Warrant expires in February 2028. The fair value of the warrant on the grant date was $109,780.

The following table summarizes the activity relating to the Company’s vested and unvested stock warrants held by Directors, Officers, and Employees:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term
Outstanding at March 31, 2022	19,700,000	$0.03	2.6
Granted	8,444,663	0.0001	5.0
Exercised	-	-	-
Expired or forfeited	(4,700,000)
Outstanding at March 31, 2023	23,444,663	$0.02	2.9
Less: unvested at March 31, 2023	1,875,000	$0.01	1.1
Vested at March 31, 2023	21,569,663	$0.02	3.1
Granted	-	-	-
Exercised	-	-	-
Expired or forfeited	-	-	-
Vested at March 31, 2024	21,569,663	$0.02	3.1

Stock Warrants Issued to Our Independent Sales Force

In the fiscal year ended March 31, 2021, the Company issued fully vested warrants to purchase up to 4,013,000 shares of its Common Stock to members of its independent sales force, with a fair value of $1.5 million. The warrants are exercisable for a period ranging from one to two years from the issuance date, at the exercise price ranging from $0.01 per share to $0.25 per share. In the fiscal year ended March 31,2022 warrants held by independent distributors to purchase up to 1,507,200 shares and 2,066,600 shares, respectively, of the Company’s Common Stock expired or were otherwise terminated or forfeited. As of March 31, 2024 and 2023, the warrants held by independent distributors had all expired and no additional shares were granted.

The following table summarizes the activity relating to the Company’s stock warrants held by members of the Company’s independent sales force (all of which are fully vested):

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term
Outstanding at March 31, 2022	2,180,000	$0.02	1.2
Granted	-
Exercised	-
Expired or forfeited	-
Outstanding at March 31,2023	2,180,000	$0.01	0.2
Granted	-
Exercised	-
Expired or forfeited	-
Outstanding at March 31,2024	2,180,000	$0.01	0.2

The following table summarizes additional information relating to all stock warrants outstanding and warrants exercisable as of March 31, 2024: -

All Warrants Outstanding			All Warrants Exercisable
	Weighted Average Remaining Contractual	Weighted Average		Weighted Average
Number of Shares	life (in years)	Exercise Price	Number of Shares	Exercise Price
208,333,333	3.0	$0.0012	208,333,333	$0.0012
208,333,333			208,333,333

NOTE 19 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company from time to time is involved in various claims and lawsuits incidental to the conduct of its business in the ordinary course. We do not believe that the ultimate resolution of these matters will have a material adverse impact on our consolidated financial position, results of operations or cash flows.

Case No. 4:20-cv-00946; Dennis Burback, Ken Eddy and Mark Andersen v. Robert Oblon, Jordan Brock, Jeff Bollinger, Four Oceans Global, LLC, Four Oceans Holdings, Inc., Alchemist Holdings, LLC, Elepreneurs U.S., LLC, Elevacity U.S., LLC, Sharing Services Global Corporation, Custom Travel Holdings, Inc., and Does 1-5, pending in the United States District Court for the Eastern District of Texas. On December 11, 2020, three investors in Four Oceans Global, LLC filed a lawsuit against the Company, its affiliated entities, and other persons and entities related to an investment made by the three Plaintiffs in 2015. The Company and its affiliated entities filed an answer denying the three investors’ claims. Plaintiffs filed a First Amended Complaint on October 14, 2021. The Company and its affiliated entities responded in November 2021 by filing a Motion to Dismiss the claims contained in the Amended Complaint. The Motion was granted on July 20, 2022, by Court Order dismissing with prejudice the Company and all affiliated entities from the lawsuit. In early August 2022, Plaintiffs on their own motion moved to dismiss all claims against the remaining parties in the case to enable the Order of Dismissal to become an appealable, final Order. On September 7, 2022, Plaintiffs filed a Notice of Appeal to the United States Court of Appeals for the Fifth Circuit. The Plaintiffs filed their Proposed Sufficient Brief of Appellants with the Fifth Circuit on January 2, 2023. The Company filed e a Response Brief on February 22, 2023. The appeal is still pending as of March 31, 2024.

The Company maintains certain liability insurance. However, certain costs of defending lawsuits are not covered by or only partially covered by its insurance policies, including claims that are below insurance deductibles. Additionally, insurance carriers could refuse to cover certain claims, in whole or in part. The Company accrues costs to defend itself from litigation as they are incurred.

The outcome of litigation is uncertain, and despite management’s view of the merits of any litigation, or the reasonableness of the Company’s estimates and reserves, the Company’s financial statements could nonetheless be materially affected by an adverse judgment. The Company believes it has adequately reserved for the contingencies arising from current legal matters where an outcome was deemed to be probable, and the loss amount could be reasonably estimated. No provision for legal matters was deemed necessary as of March 31, 2024.

NOTE 20 - BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

Business Segments

As of March 31, 2024, and 2023, the Company, through its subsidiaries, markets and sells its products and services to consumers, through its independent sales force and proprietary websites, and to its independent distributors. The Company has determined its reportable segments are: (a) the sale of health and wellness products, and (b) the sale of member-based travel services. The Company’s determination of its reportable segments is based on how its chief operating decision maker manages the business.

The Company’s segment information is as follows:

	Fiscal Year Ended March 31,
	2024	2023
Net sales
Health and wellness products	$10,671,528	$15,990,756
Other	206,714	111,380
Total net sales	$10,878,242	$16,102,136
Operating earnings (loss):
Segment gross profit:
Health and wellness products	$7,013,426	$9,192,641
Other	31,839	64,029
Total segment gross profit	7,045,265	9,256,670
Selling and marketing expenses	4,104,991	6,989,660
General and administrative expenses	7,839,639	17,081,915
Consolidated operating loss	$(4,899,365)	$(14,814,905)
Total Assets:
Health and wellness	$1,927,213	$4,961,068
Corporate	4,707,701	12,118,647
Consolidated total assets	$6,634,914	$17,079,715
Payments for property and equipment:
Health and wellness	$-	$-
Corporate	-	1,196,406
Consolidated payments for property and equipment	$-	$1,196,406
Depreciation and amortization expense:
Health and wellness	$79,883	$101,733
Corporate	490,712	624,933
Consolidated depreciation and amortization	$570,595	$726,666

Geographic Area Information

Our consolidated net sales, by geographic area, were as follows:

	Fiscal Year Ended March 31,
Country	2024	2023
United States	$10,306,213	$14,699,480
Canada	556,639	769,229
Republic of Korea	15,390	441,666
Other	-	191,761
	$10,878,242	$16,102,136

Our consolidated total assets, by geographic area, were as follows:

	Fiscal Year Ended March 31,
Country	2024	2023
United States	$6,219,767	$15,827,730
Republic of Korea	115,333	1,053,773
Other	299,814	198,212
	$6,634,914	$17,079,715

NOTE 21 - SUBSEQUENT EVENTS

On May 9, 2024, the Company entered into a securities purchase agreement (the “May HWH SPA”) with HWH whereby the Company issued to HWH a convertible promissory note (the “May HWH Note”) in an aggregate principal amount of $250,000, for a purchase price of $250,000. The May HWH Note bears interest at 8% per annum, contains a commitment fee of $20,000, and at the option of HWH, convertible into 208,333,333 shares of Common Stock. The May HWH Note, together with any accrued interest, reduced by any unamortized prepaid interest shall, at the discretion of HWH, either be repaid in cash and/or convert into shares of Common Stock of the Company at a conversion rate of $0.002 per share; due and payable in full on the earliest of: (i) the third anniversary of the May HWH Note; (ii) the acceleration of the May HWH Note upon the occurrence of an event of default (as defined in the May HWH Note); or (iii) on the fifth business day after HWH has delivered to the Company a written demand for payment of the May HWH Note. The Company may, at its option, at any time during the term of the May HWH Note, redeem a portion or all amounts of outstanding principal amount, without incurring penalties, additional interest, or other fees or charges.

On June 6, 2024, the Company entered into a securities purchase agreement (the “June HWH SPA”) with HWH whereby the Company issued to HWH a convertible promissory note (the “June HWH Note”) in an aggregate principal amount of $250,000, for a purchase price of $250,000. The June HWH Note bears interest at 8% per annum and contains a commitment fee of $20,000. The June HWH Note, together with any accrued interest, reduced by any unamortized prepaid interest shall, at the discretion of HWH, either be repaid in cash and/or converted into 2,500,000,000 shares of Common Stock at a conversion rate of $0.0001 per share; due and payable in full on the earliest of: (i) the third anniversary of the June HWH Note; (ii) the acceleration of the June HWH Note upon the occurrence of an event of default (as defined in the June HWH Note); or (iii) on the fifth business day after HWH has delivered to the Company a written demand for payment of the June HWH Note. The Company may, at its option, at any time during the term of the June HWH Note, redeem a portion or all amounts of outstanding principal amount, without incurring penalties, additional interest, or other fees or charges.

On June 19, 2024, the Company and HWH entered into an addendum to the June HWH SPA and June HWH Note to amend: (i) the number of shares of Common Stock convertible under the June HWH Note from 2,500,000 to 125,000,000; and (ii) the conversion rate from $0.0001 to $0.002.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The disclosure with respect to the change in our independent registered accountants required under this section was previously reported as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, on a Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2023. As previously reported, there were no disagreements or any reportable events to disclose.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of the end of the fiscal period covered by this Annual Report, and concluded that, as of March 31, 2024, due to significant deficiencies described below, the Company’s disclosure controls and procedures are ineffective in providing reasonable assurance that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management and its Board of Directors, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control over Financial Reporting.

Management of the Company, including the CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management, with the participation of our CEO and our CFO, assessed the effectiveness of our internal control over financial reporting as of March 31, 2024, and concluded that our internal control over financial reporting was ineffective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States due to material weaknesses identified below.

1.	As of March 31, 2024, our management has identified material weaknesses in our internal controls to review and reconcile account balances on a monthly basis and has concluded that, due to such material weakness, our disclosure controls and procedures were not effective.

2.	As of March 31, 2024, our management has identified material weaknesses in our internal controls to complete document procedures that timely completes monthly reconciliations and closing procedures. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Our conclusion is based on the fact that we do not have sufficient number of qualified accounting personnel to ensure proper segregation of incompatible duties, perform timely account analyses, and timely preparation and review of our financial statements. To remediate these material weaknesses, our management is in the process of (i) hiring more qualified accounting personnel with relevant U.S. GAAP and SEC reporting experience; (ii) enhancing our accounting and financial reporting process, and (iii) strengthening our account reconciliation and documentation procedures.

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as stated below, the information required by Item 10 of this Annual Report is incorporated herein by reference to the definitive proxy statement for the 2024 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after March 31, 2024.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the definitive proxy statement for the 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after March 31, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as stated below, the information required by Item 12 of this Annual Report, including information about securities granted under individual compensation arrangements with executives of the registrant, is incorporated herein by reference to the definitive proxy statement for the 2024 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after March 31, 2024.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the definitive proxy statement for the 2024 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after March 31, 2024.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the definitive proxy statement for the 2024 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after March 31, 2024.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Annual Report or are incorporated herein by reference:

3.1	Third Amended and Restated Articles of Incorporation of Sharing Services Global Corporation, which is incorporated herein by reference from Exhibit A to the Company’s Proxy Statement on Schedule 14A filed on July 14, 2022

3.2	Bylaws of Sharing Services Global Corporation, which is incorporated herein by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 24, 2019

3.3	Certificate of Designation of Series A Preferred Stock, which is incorporated herein by reference from Exhibit 3.1.2 to the Company’s Current Report on Form 8-K filed on May 8, 2017

3.4	Certificate of Designation of Series C Preferred Stock, which is incorporated herein by reference from Exhibit 3.1.4 to the Company’s Current Report on Form 8-K filed on May 8, 2017

3.5	Certificate of Designation of Series D Preferred Stock, dated August 31, 2023, which is incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 5, 2023

3.6	Amended and Restated Certificate of Designation of Series D Preferred Stock, which is incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 16, 2023

4.1	Convertible Promissory Note dated April 5, 2021, issued by Sharing Service Global Corporation in favor of Decentralized Sharing Systems, Inc., which is incorporated herein by reference from Exhibit 1.2 to the Company’s Current Report on Form 8-K filed on April 9, 2021

4.2	Warrant to Purchase Shares of Sharing Services Global Corporation’s Class A Common Stock, which is incorporated herein by reference from Exhibit 1.3 to the Company’s Current Report on Form 8-K filed on April 9, 2021

4.3	Warrant to Purchase Shares of Sharing Services Global Corporation’s Class A Common Stock, which is incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 29, 2021

4.4	Form of Warrant to Purchase Shares of Sharing Services Global Corporation’s Class A Common Stock, which is incorporated herein by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 27, 2022

4.5	Form of Secured Advancing Convertible Promissory Note issued, in June 2022, by Sharing Service Global Corporation in favor of Decentralized Sharing Systems, Inc., which is incorporated herein by reference from Exhibit 4.8 to the Company’s Annual Report on Form 10-K filed on June 21, 2022

4.6	Form of Warrant to Purchase Shares of Sharing Services Global Corporation’s Class A Common Stock issued, in June 2022, by Sharing Service Global Corporation to Decentralized Sharing Systems, Inc., which is incorporated herein by reference from Exhibit 4.9 to the Company’s Annual Report on Form 10-K filed on June 21, 2022

4.7

Convertible Promissory Note issued by Sharing Services Global Corporation to Alset, Inc., dated January 17, 2024, which is incorporated herein by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 27, 2024

4.8

Convertible Promissory Note issued by Sharing Services Global Corporation to HWH International Inc., dated March 18, 2024, which is incorporated herein by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 27, 2024

4.9

Common Stock Purchase Warrant issued by Sharing Services Global Corporation to HWH International Inc., dated March 18, 2024, which is incorporated herein by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 27, 2024

4.10

Convertible Promissory Note issued by Sharing Services Global Corporation to HWH International Inc., dated May 9, 2024, which is incorporated herein by reference from Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on June 27, 2024

4.11	Convertible Promissory Note issued by Sharing Services Global Corporation to HWH International Inc., dated June 6, 2024, which is incorporated herein by reference from Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on June 27, 2024

10.1	Securities Purchase Agreement dated as of April 5, 2021. by and among Sharing Service Global Corporation and Decentralized Sharing Systems, Inc., which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on April 9, 2021

10.2	Stock Purchase and Share Subscription Agreement dated as of December 23, 2021, by and among Sharing Service Global Corporation and Decentralized Sharing Systems, Inc., which is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 29, 2021

10.3	Business Consulting Agreement dated January 24, 2022, by and between Sharing Service Global Corporation and DSS, Inc., which is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on January 27, 2022

10.4	Form of Distributor Agreement of The Happy Co., which is incorporated herein by reference from Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021, filed on June 10, 2021

10.5	2021 The Happy Co. Brand Partner Compensation Plan, which is incorporated herein by reference from Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021, filed on June 10, 2021

10.6	Form of Securities Purchase Agreement entered into, in June 2022, by and among Sharing Services Global Corporation, and the Decentralized Sharing Systems, Inc., which is incorporated herein by reference from Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed on June 21, 2022

10.7	Form of Security Agreement made, in June 2022, by Sharing Service Global Corporation in favor of Decentralized Sharing Systems, Inc., which is incorporated herein by reference from Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed on June 21, 2022

10.8	Form of Loan Agreement entered into, in June 2022, by and between LINDEN REAL ESTATE HOLDINGS, LLC and AMERICAN PACIFIC BANCORP, INC., which is incorporated herein by reference from Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on June 21, 2022

10.9	Form of DEED OF TRUST, ASSIGNMENT OF LEASES AND RENTS, SECURITY AGREEMENT AND FINANCING STATEMENT made, in June 2022, by LINDEN REAL ESTATE HOLDINGS, LLC in favor of Cottonwood Title Insurance Agency, Inc., for the benefit of American Pacific Bancorp, Inc., which is incorporated herein by reference from Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on June 21, 2022

10.10	Form of Demand Promissory Note issued, in June 2022, by LINDEN REAL ESTATE HOLDINGS, LLC in favor of AMERICAN PACIFIC BANCORP, INC., which is incorporated herein by reference from Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on June 21, 2022

10.11	Letter Agreement dated February 3, 2023, by and between Sharing Service Global Corporation and DSS, Inc., which is incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 29, 2023

10.12	Letter Agreement dated February 28, 2023, by and between Sharing Service Global Corporation and Decentralized Sharing Systems, Inc., which is incorporated herein by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 29, 2023

10.13	Securities Exchange and Amendment Agreement dated March 24, 2023, by and between Sharing Service Global Corporation, DSS, Inc., and Decentralized Sharing Systems, Inc., which is incorporated herein by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on March 30, 2023

10.14	Letter Agreement dated April 17, 2023, by and between Sharing Service Global Corporation and Decentralized Sharing Systems, Inc., which is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 20, 2023

10.15	Exchange Agreement between Sharing Services Global Corporation and Decentralized Sharing System, Inc., dated August 31, 2023, which is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 5, 2023

10.16†	Asset Purchase Agreement between Sharing Services Global Corporation and HWH World, Inc., dated November 3, 2023, which is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2023

10.17	Bill of Sale and Assumption Agreement between Sharing Services Global Corporation and HWH World, Inc., dated November 3, 2023, which is incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2023

10.18	Exclusive Intellectual Property License Agreement between Sharing Services Global Corporation and HWH World, Inc., dated November 3, 2023, which is incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2023

10.19	Assignment and Assumption Agreement between Sharing Services Global Corporation, Decentralized Sharing Systems, Inc., and Ascend Management Pte. Ltd., dated November 3, 2023, which is incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2023

10.20

Securities Purchase Agreement between Sharing Services Global Corporation and HWH International Inc., dated March 18, 2024, which is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 27, 2024

10.21

Securities Purchase Agreement between Sharing Services Global Corporation and HWH International Inc., dated May 9, 2024, which is incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 27, 2024

10.22

Securities Purchase Agreement between Sharing Services Global Corporation and HWH International Inc., dated June 6, 2024, which is incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 27, 2024

10.23	Addendum between Sharing Services Global Corporation and HWH International Inc., dated June 19, 2024, which is incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 27, 2024

21.1	List of Subsidiaries of Sharing Services Global Corporation *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS101	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document) *

101.SCH	Inline XBRL Taxonomy Extension Schema Document *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101) *

*Filed herewith

** Furnished herewith

† Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K, and portions of this exhibit have been redacted in compliance with Item 601(b)(2) of Regulation S-K.

ITEM 16. FORM 10-K SUMMARY.

As permitted, the Company has elected to omit the information required by Item 16 of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of July 2024.

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

Signature	Title	Date

/s/ John Thatch	Chief Executive Officer and Vice Chairman of the Board of	July 1, 2024
John Thatch	Directors (Principal Executive Officer)

/s/ Anthony S. Chan	Chief Financial Officer (Principal Accounting Officer)	July 1, 2024
Anthony S. Chan

/s/ Heng Fai Ambrose Chan	Executive Chairman of the Board of Directors	July 1, 2024
Heng Fai Ambrose Chan

/s/ Robert H. Trapp	Director	July 1, 2024
Robert H. Trapp

