Form 10-Q
period 2024-06-30
SHARING SERVICES GLOBAL Corp
filed 2024-08-09
CIK 1644488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

or

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

As of August 9, 2024, there were 376,328,885 shares of the issuer’s common stock outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited financial statements: condensed consolidated balance sheet as of June 30, 2024, condensed consolidated statements of operations and comprehensive loss for the three months ended June 30, 2024 and 2023, condensed consolidated statements of cash flows, and condensed consolidated statements of changes in stockholders’ deficit for the three months ended June 30, 2024 and 2023, are those of Sharing Services Global Corporation and its subsidiaries.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	March 31, 2024
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$580,347	$894,206
Trade accounts receivable, net	300,916	280,793
Other receivable	1,800,000	1,800,000
Inventory, net	1,195,982	1,318,662
Other current assets, net	220,887	132,674
Total Current Assets	4,098,132	4,426,335
Property and equipment, net	207,166	239,943
Right-of-use assets, net	390,998	403,107
Intangible assets	366,310	402,144
Other assets	1,164,174	1,163,385
TOTAL ASSETS	$6,226,780	$6,634,914

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,115,394	$1,304,046
Accrued and other current liabilities	2,761,105	2,611,951
Accrued sales commission payable	1,683,937	1,742,309
State and local taxes payable	1,549,014	1,545,463
Note payable	1,200,000	1,200,000
Convertible notes payable, related party	268,607	262,782
Total Current Liabilities	8,578,057	8,666,551
Non-current convertible notes payable, related party	1,006,093	324,521
Lease liability, long-term	375,695	416,277
TOTAL LIABILITIES	9,959,845	9,407,349
Commitments and contingencies	-	-
STOCKHOLDERS’ DEFICIT
Series A convertible preferred stock, $0.0001 par value, 100,000,000 shares designated, 3,100,000 shares issued and outstanding	310	310
Series B convertible preferred stock, $0.0001 par value, no shares issued and outstanding	-	-
Series C convertible preferred stock, $0.0001 par value, 10,000,000 shares designated, 3,220,000 shares issued and outstanding	322	322
Series D preferred stock, $0.0001 par value, 26,000 shares issued and outstanding	3	3
Common stock, $0.0001 par value, 1,990,000,000 shares designated, 376,328,885 shares issued and outstanding	37,633	37,633
Treasury Stock	-	-
Additional paid in capital	110,699,858	110,699,858
Shares to be issued	12,146	12,146
Accumulated deficit	(114,136,481)	(113,167,915)
Accumulated other comprehensive loss	(346,856)	(354,792)
TOTAL STOCKHOLDERS’ DEFICIT	(3,733,065)	(2,772,435)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,226,780	$6,634,914

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended
	June 30, 2024	June 30, 2023
Net sales	$2,221,524	$2,878,121
Cost of goods sold	676,851	845,829
Gross profit	1,544,673	2,032,292
Operating expenses
Selling and marketing expenses	636,244	1,421,490
General and administrative expenses	1,545,598	2,287,072
Total operating expenses	2,181,842	3,708,562
Operating loss	(637,169)	(1,676,270)
Other income (expense):
Change in fair value of embedded derivatives	(187,397)	-
Interest expense, net	(147,664)	(905,811)
Gain on extinguishment of debt	-	150,634
Unrealized loss on investment	-	(78,632)
Other non-operating income, net	3,664	97,822
Total other expense, net	(331,397)	(735,987)
Loss before income taxes	(968,566)	(2,412,257)
Income tax provision	-	12,102
Net loss	$(968,566)	$(2,424,359)

Other comprehensive loss, net of tax:
Currency translation adjustments	7,936	(5,169)
Total other comprehensive gain (loss)	7,936	(5,169)
Comprehensive loss	$(960,630)	$(2,429,528)

Loss per share:
Basic and diluted	$(0.002)	$(0.01)

Weighted average shares:
Basic and diluted	376,328,885	370,934,280

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Three Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(968,566)	$(2,424,359)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	68,572	178,232
Stock-based compensation	-	-
Amortization of debt discount and other	-	515,728
Change in fair value of embedded derivatives	187,397	-
Gain on extinguishment of debt	-	(150,634)
Bad debt expense	-	39,933
Provision for obsolete inventory	-	15,847
Changes in operating assets and liabilities:
Accounts receivable	(20,123)	(498,196)
Inventory	122,680	(57,180)
Other current assets	(88,960)	189,881
Accounts payable	(188,652)	(1,635)
Income taxes payable	3,551	-
Lease liability	12,109	123
Accrued and other liabilities	50,197	403,283
Net Cash Used in Operating Activities	$(821,795)	$(1,788,977)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes, related party	500,000	-
Net Cash Provided by Financing Activities	500,000	-

IMPACT OF CURRENCY RATE CHANGES ON CASH	7,936	164,237
Decrease in cash and cash equivalents	(313,859)	(1,624,740)
Cash and cash equivalents, beginning of period	894,206	2,994,885
Cash and cash equivalents, end of period	$580,347	$1,370,145

Supplemental cash flow information
Cash paid for interest	$86,167	$-
Cash paid for income taxes	$-	$550

Supplemented disclosure of non-cash investing and financing activities:
Sale of commercial real property in exchange for relief from related party loans and other liabilities	$-	$7,438,692
Sale of investments in exchange for relief from related party note and other liabilities	$-	$1,500,000
Common stock issued to settle accrued interest payable	$-	$539,806

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock						Accumulated
	Number		Number		Number		Number		Number		Additional	Shares			Other
	of	Par	of	Par	of	Par	of	Par	of	Par	Paid in	to be	Treasury	Accumulated	Comprehensive
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Issued	Stock	Deficit	Loss	Total
Balance - Mar 31, 2024	3,100,000	$310	-	$-	3,220,000	$322	26,000	$3	376,328,885	$37,633	$110,699,858	$12,146	-	$(113,167,915)	$(354,792)	$(2,772,435)
Currency translation adjustments	-	-	-	-	-	-	-	-	-	-	-	-	-	-	7,936	7,936
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(968,566)	-	(968,566)
Balance - June 30, 2024	3,100,000	$310	-	$-	3,220,000	$322	26,000	$3	376,328,885	$37,633	$110,699,858	$12,146	-	$(114,136,481)	$(346,856)	$(3,733,065)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock						Accumulated
	Number		Number		Number		Number		Number		Additional	Shares			Other
	of	Par	of	Par	of	Par	of	Par	of	Par	Paid in	to be	Treasury	Accumulated	Comprehensive
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Issued	Stock	Deficit	Loss	Total
Balance – March 31, 2023	3,100,000	$310	-	$-	3,220,000	$322	-	$-	347,451,880	$34,745	$84,619,762	$12,146	$(626,187)	$(106,456,378)	$(308,305)	$(22,723,585)
Cancellation of treasury stock		-		-	-	-					(626,187)		626,187	-	-	$-
Common stock issued to settle accrued interest payable									28,877,005	2,888	536,918			-	-	$539,806
Currency translation adjustments	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(5,169)	$(5,169)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,424,359)	-	$(2,424,359)
Balance – June 30, 2023	3,100,000	$310	-	$-	3,220,000	$322	-	$-	376,328,885	$37,633	$84,530,493	$12,146	$-	$(108,880,737)	$(313,474)	$(24,613,307)

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

The Company is in the process of revamping its travel services business and has temporarily suspended its MTV business operation to prepare for its re-launch in the first quarter of 2025.

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

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared using generally accepted accounting principles in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. During the three months ended June 30, 2024 and 2023, the Company had a net loss was approximately $1.0 million and $2.4 million, respectively. These factors among other raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated interim financial statements included herein have been prepared in accordance with GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted as permitted pursuant to the rules and regulations of the SEC, although we believe that the disclosures made are adequate to make the information not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024. Unless so stated, the disclosures in the accompanying condensed consolidated financial statements do not repeal the disclosures in our consolidated financial statements for year ended March 31, 2024.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period financial information has been reclassified to conform with the current year’s presentation.

Use of Estimates and Assumptions

The preparation of financial statements in accordance with GAAP requires the use of judgment and requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures about contingent assets and liabilities, if any. Matters that require the use of estimates and assumptions include, among others: the recoverability of trade accounts and notes receivable, the valuation of inventory, the useful lives of fixed assets, the assessment of long-lived assets for impairment, the nature and timing of satisfaction of multiple performance obligations resulting from contracts with customers, the allocation of the transaction price to multiple performance obligations in a sales transaction, the measurement and recognition of right-of-use assets and related lease liabilities, the valuation of share-based compensation awards, the provision for income taxes, the measurement and recognition of uncertain tax positions, the valuation of long-term debt covenants, and the valuation of loss contingencies, if any. Actual results may differ from these estimates in amounts that may be material to our consolidated financial statements. We believe that the estimates and assumptions used in the preparation of our consolidated financial statements are reasonable.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents include recent customer remittances deposited with our merchant processors at the balance sheet date, which generally settle within 24 to 72 hours. As of June 30, 2024, and March 31, 2024, cash and cash equivalents included cash held by our merchant processors of approximately $0.04 million and $0.05 million, respectively. In addition, as of June 30, 2024, and March 31, 2024, cash and cash equivalents held in bank accounts in foreign countries in the ordinary course of business were approximately $0.3 million and $0.4 million, respectively. Amounts held by our merchant processor or held in bank accounts located in foreign countries are generally not insured by any federal agency.

Trade Accounts Receivable and Allowance for Credit Losses

The Company maintains an allowance for credit losses in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) ASC 326 and records the allowance for credit losses as an offset to assets such as accounts receivable. The expected credit losses are classified as general and administrative expenses in the consolidated statements of operations and comprehensive loss. The Company assesses collectability by reviewing receivables on a collective basis where similar characteristics exist, primarily based on the size and nature of specific receivables. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status, the age of the receivable balances, credit quality of the counter party, and current and future economic conditions. On a quarterly basis, management determines if the allowance for credit losses is adequate, and adjusts the allowance, when necessary. Delinquent account balances are written-off against the allowance for credit losses after all means of collection have been exhausted and that the likelihood of collection is not probable.

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

The Company periodically assesses the realizability of its inventory based on evaluation of its inventory levels against historical and anticipated sales. Physical inventory counts are performed at all facilities on a quarterly basis. As of June 30, 2024 and March 31, 2024, the allowance for slowing moving or obsolete inventory were $1.6 million and $1.6 million, respectively, in connection with health and wellness products that were either damaged, expired, or slow-moving, based on the Company’s historical and anticipated sales

Cost of goods sold includes actual product costs, vendor rebates and allowances, if any, inventory shrinkage and certain shipping and handling costs, such as in-bound freight, associated with product sold. All other shipping and handling costs, including the cost to ship products to customers, are included in selling and marketing expenses in our consolidated statements of operations when incurred.

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

	South Korean Won per 1 USD
	2024	2023
Exchange rate as of June 30th	1,381.47	1,318.86
Average exchange rate for the three months ended	1,371.74	1,315.28

Comprehensive Loss

For the three months ended June 30, 2024 and 2023, the Company’s comprehensive loss comprised of currency translation adjustments and net loss.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606 when (or as) it transfers control of the promised goods and services to the customer in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those goods or services.

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

As of June 30, 2024 and March 31, 2024, deferred revenue associated with

●	product invoiced but not received by customers at the balance sheet date was $71,964 and $80,404, respectively;
●	unfulfilled performance obligations for services offered on a subscription basis was $33,294 and $37,774, respectively;
●	unfulfilled performance obligations for customers’ right of return was $24,397 and $24,703, respectively; and
●	customer loyalty points outstanding was $19,326 and $19,326, respectively.

During the three months ended June 30, 2024 and 2023, approximately 100% and 95% all the Company’s consolidated net sales were from its sale of health and wellness products.

Sales Commissions

The Company recognizes sales commission expenses, when incurred, in accordance with GAAP. During the three months ended June 30, 2024 and 2023, sales commission expense, which is included in selling and marketing expenses in our condensed consolidated statements of operations and comprehensive loss, was approximately $0.6 million and $1.0 million, respectively.

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

NOTE 4 – LOSS PER SHARE

The Company calculates basic loss per share by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share is calculated similarly but reflects the potential impact of shares issuable upon the conversion or exercise of outstanding convertible preferred stock, convertible notes payable, if any, stock warrants and other commitments to issue common stock, except where the impact would be anti-dilutive.

The following table sets forth the computations of basic and diluted loss per share:

	Three Months Ended June 30,
	2024	2023
Net loss	$(968,566)	$(2,424,359)
Weighted average basic and diluted shares	376,328,885	370,934,280
Loss per share:
Basic and diluted	$(0.002)	$(0.01)

The following potentially dilutive securities and instruments were outstanding as of June 30, 2024, and 2023, but excluded from the table above:

	As of June 30,
	2024	2023
Convertible notes payable	437,728,937	-
Stock warrants	208,333,333	-
Convertible preferred stock	6,320,000	6,320,000
Total potential incremental shares	652,382,270	6,320,000

NOTE 5 – INVENTORY, NET

Inventory consists of the following:

	As of
	June 30, 2024	March 31, 2024
Finished goods	$2,719,226	$2,878,569
Promotional items	5,940	5,940
Raw materials	77,902	77,902
Allowance for obsolescence	(1,607,086)	(1,643,749)
Inventory, net	$1,195,982	$1,318,662

The following table reflects the activity in the allowance for inventory obsolescence for the periods presented:

	Three months ended June 30,
	2024	2023
Balance at beginning of period	$1,643,749	$880,926
Provision for estimated obsolescence	(4,149)	15,847
Write-offs	-	(1,170)
Currency translation adjustment	(32,514)	-
Balance at end of period	$1,607,086	$895,603

NOTE 6 – OTHER CURRENT ASSETS, NET

Other current assets consist of the following:

	As of
	June 30, 2024	March 31, 2024
Inventory-related deposits	$332,743	$252,867
Prepaid insurance and other operational expenses	40,357	31,598
Deposits for sales events	23,428	23,850
Subtotal	396,528	308,315
Allowance for losses	(175,641)	(175,641)
	$220,887	$132,674

As of June 30, 2024 and March 31, 2024, the allowance for losses in connection with certain inventory-related deposits for which recoverability is $175,641.

NOTE 7 – PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	As of
	June 30, 2024	March 31, 2024
Computer software	$1,024,274	$1,024,274
Furniture and fixtures	285,632	285,732
Computer equipment	220,364	220,264
Leasehold improvements and other	399,306	399,306
Total property and equipment	1,929,576	1,929,576
Accumulated depreciation and amortization	(1,722,410)	(1,689,633)
	$207,166	$239,943

Depreciation and amortization expense in connection with the Company’s property and equipment for the three months ended June 30, 2024 and 2023 was $73,149 and $178,232, respectively.

NOTE 8 – ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consist of the following:

	As of
	June 30, 2024	March 31, 2024
Deferred sales revenues	$148,980	$162,207
Liability associated with uncertain tax positions	925,786	925,786
Accrued interest payable	20,000	5,833
Payroll and employee benefits	151,363	206,426
Lease liability, current portion	50,363	21,909
Other accruals	1,464,613	1,289,790
	$2,761,105	$2,611,951

Lease liability, current portion, represents obligations due within one year under operating leases for office space, automobiles, and office equipment. Other accruals include primarily operational accruals.

NOTE 9 – CONVERTIBLE NOTES PAYABLE, RELATED PARTY

Convertible notes payable consists of the following:

			Conversion	As of
Issuance Date	Maturity Date	Interest Rate	Price (per share)	June 30, 2024	March 31, 2024
January 2024	July 2024	10%	See Note	$250,000	$250,000
March 2024	March 2027	6%	$0.0012	250,000	250,000
May 2024	May 2027	8%	0.0020	250,000
June 2024	June 2027	8%	0.0020	250,000
Total convertible notes payable				1,000,000	500,000
Change in fair value of embedded derivatives				274,700	87,303
Subtotal				1,274,700	587,303
Less: current portion of convertible notes payable				268,607	262,782
Long-term convertible notes payable				$1,006,093	$324,521

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

On May 9, 2024, the Company entered into a securities purchase agreement (the “May HWH SPA”) with HWH whereby the Company issued to HWH a convertible promissory note (the “May HWH Note”) in an aggregate principal amount of $250,000, for a purchase price of $250,000. The May HWH Note bears interest at 8% per annum, contains a commitment fee of $20,000, and at the option of HWH, convertible into 125,000,000 shares of Common Stock. The May HWH Note, together with any accrued interest, reduced by any unamortized prepaid interest shall, at the discretion of HWH, either be repaid in cash and/or convert into shares of Common Stock of the Company at a conversion rate of $0.002 per share; due and payable in full on the earliest of: (i) the third anniversary of the May HWH Note; (ii) the acceleration of the May HWH Note upon the occurrence of an event of default (as defined in the May HWH Note); or (iii) on the fifth business day after HWH has delivered to the Company a written demand for payment of the May HWH Note. The Company may, at its option, at any time during the term of the May HWH Note, redeem a portion or all amounts of outstanding principal amount, without incurring penalties, additional interest, or other fees or charges.

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

On June 19, 2024, the Company and HWH entered into an addendum to the June HWH SPA and June HWH Note to amend: (i) the number of shares of Common Stock convertible under the June HWH Note from 2,500,000,000 to 125,000,000; and (ii) the conversion rate from $0.0001 to $0.002.

During the three months ended June 30, 2024 and 2023, interest expense associated with the Company’s convertible notes was approximately $14,167 and $0.

NOTE 10 – INCOME TAXES

The statutory rates for our domestic and our material foreign operations are as follows for the periods shown:

Country	2024	2023
United States	21%	21%
Republic of Korea	21%	21%

Our consolidated effective income tax rate reconciliation is as follows:

	Three Months Ended June 30,
	2024	2023
Federal statutory rate	21.0%	21.0%
State and local income taxes		(0.3)
Permanent differences		0.8
Change in valuation allowance for NOL carry-forwards	(21.0)	(21.0)
Stock warrant transactions and other items	-
Effective income tax rate	0%	0.5%

Income taxes applicable to our foreign operations are not material in the periods presented.

NOTE 11 - RELATED PARTY TRANSACTIONS

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

HWH International Inc.

On March 18, 2024, the Company entered into a securities purchase agreement with HWH International Inc., a Delaware corporation whereby the Company issued to HWH (i) a convertible promissory note in an aggregate principal amount of $250,000.00 which shall be convertible into 208,333,333 shares of the Company’s common stock at the option of HWH and (ii) a common stock purchase warrant agreement which shall be exercisable into up to 208,333,333 shares of the Company’s common stock for an aggregate purchase price of $250,000. The convertible promissory note (the “HWH Note”) bears a 6% interest per annum and had a commitment fee of $15,000. The note, together with any accrued interest reduced by any unamortized prepaid interest shall, at the discretion of HWH, either be repaid in cash and/or convert into shares of common stock of the Company at a conversion rate of $0.0012 per share; and it shall be due and payable in full on the earliest of: (i) the third anniversary of the note; (ii) the acceleration of the note upon the occurrence of an event of default (as defined in the note); or (iii) on the fifth business day after HWH has delivered to the Company a written demand for payment of this Note. The Company may, at its option, at any time during the term of the HWH Note, redeem a portion or all amounts of outstanding Principal Amount, without incurring penalties, additional interest, or other fees or charges. The purchase price of one share of common stock of the Company under this warrant shall be equal to $0.0012. The exercise period for each warrant will be five years from the date of this warrant. On June 19, 2024, the Company and HWH executed an amended to revise the conversion rate from $0.0001 to $0.002.

On May 9, 2024, the Company entered into a securities purchase agreement (the “May HWH SPA”) with HWH whereby the Company issued to HWH a convertible promissory note (the “May HWH Note”) in an aggregate principal amount of $250,000, for a purchase price of $250,000. The May HWH Note bears interest at 8% per annum, contains a commitment fee of $20,000, and at the option of HWH, convertible into 125,000,000 shares of Common Stock. The May HWH Note, together with any accrued interest, reduced by any unamortized prepaid interest shall, at the discretion of HWH, either be repaid in cash and/or convert into shares of Common Stock of the Company at a conversion rate of $0.002 per share; due and payable in full on the earliest of: (i) the third anniversary of the May HWH Note; (ii) the acceleration of the May HWH Note upon the occurrence of an event of default (as defined in the May HWH Note); or (iii) on the fifth business day after HWH has delivered to the Company a written demand for payment of the May HWH Note. The Company may, at its option, at any time during the term of the May HWH Note, redeem a portion or all amounts of outstanding principal amount, without incurring penalties, additional interest, or other fees or charges.

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

On June 19, 2024, the Company and HWH entered into an addendum to the June HWH SPA and June HWH Note to amend: (i) the number of shares of Common Stock convertible under the June HWH Note from 2,500,000,000 to 125,000,000; and (ii) the conversion rate from $0.0001 to $0.002.

Mr. Chan, the Company’s chairman is the executive chairman and a director of HWH; Mr. Thatch, the Company’s chief executive officer (CEO) is the CEO of HWH.

NOTE 12 – STOCK-BASED COMPENSATION

Stock Warrants

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

During the three months ended June 30, 2024 and 2023, the Company didn’t recognized a compensatory gain in connection with grants with a variable exercise price after service is completed. As of June 30, 2024, there are no warrants outstanding with a variable exercise price.

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

The following information pertains to the Company’s leases as of the balance sheet dates indicated:

		As of
Assets	Classification	June 30, 2024	March 31, 2024
Operating leases	Right-of-use assets, net	$390,998	$403,107
Total lease assets		$390,998	$403,107

Liabilities
Operating leases	Accrued and other current liabilities	$50,363	$21,909
Operating leases	Lease liability, long-term	375,695	416,277
Total lease liabilities		$426,058	$438,186

The following information pertains to the Company’s leases for the periods indicated:

		Three Months Ended June 30,
Lease cost	Classification	2024	2023
Operating lease cost	General and administrative expenses	$23,972	$27,534
Total lease cost		$23,972	$27,534

The Company’s lease liabilities are payable as follows:

Twelve months ending June 30,	Amount
2024	$50,031
2025	102,842
2026	105,621
2027	108,400
2028	111,180
Thereafter	111,460
Total remaining payments	589,534
Less imputed interest	(163,476)
Total lease liability	$426,058

NOTE 14 – COMMITMENTS AND CONTINGENCIES

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

The outcome of litigation is uncertain, and despite management’s view of the merits of any litigation, or the reasonableness of the Company’s estimates and reserves, the Company’s financial statements could nonetheless be materially affected by an adverse judgment. The Company believes it has adequately reserved for the contingencies arising from current legal matters where an outcome was deemed to be probable, and the loss amount could be reasonably estimated. No provision for legal matters was deemed necessary as of June 30, 2024.

Legal Proceedings

The Company from time to time is involved in various claims and lawsuits incidental to the conduct of its business in the ordinary course. We do not believe that the ultimate resolution of these matters will have a material adverse impact on our consolidated financial position, results of operations or cash flows.

Case No. 4:20-cv-00946; Dennis Burback, Ken Eddy and Mark Andersen v. Robert Oblon, Jordan Brock, Jeff Bollinger, Four Oceans Global, LLC, Four Oceans Holdings, Inc., Alchemist Holdings, LLC, Elepreneurs U.S., LLC, Elevacity U.S., LLC, Sharing Services Global Corporation, Custom Travel Holdings, Inc., and Does 1-5, pending in the United States District Court for the Eastern District of Texas. On December 11, 2020, three investors in Four Oceans Global, LLC filed a lawsuit against the Company, its affiliated entities, and other persons and entities related to an investment made by the three Plaintiffs in 2015. The Company and its affiliated entities filed an answer denying the three investors’ claims. Plaintiffs filed a First Amended Complaint on October 14, 2021. The Company and its affiliated entities responded in November 2021 by filing a Motion to Dismiss the claims contained in the Amended Complaint. The Motion was granted on July 20, 2022, by Court Order dismissing with prejudice the Company and all affiliated entities from the lawsuit. In early August 2022, Plaintiffs on their own motion moved to dismiss all claims against the remaining parties in the case to enable the Order of Dismissal to become an appealable, final Order. On September 7, 2022, Plaintiffs filed a Notice of Appeal to the United States Court of Appeals for the Fifth Circuit. The Plaintiffs filed their Proposed Sufficient Brief of Appellants with the Fifth Circuit on January 2, 2023. The Company filed a Response Brief on February 22, 2023. The appeal is still pending as of June 30, 2024.

NOTE 15 - FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash equivalents, if any, accounts receivable, notes receivable, accounts payable, and notes payable, including convertible notes. The carrying amounts of cash equivalents, if any, accounts receivable, notes receivable, and accounts payable approximate their respective fair values due to the short-term nature of these financial instruments.

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

Consistent with the valuation hierarchy contained in ASC Topic 820, we categorized certain of our financial assets and liabilities as follows:

	As of June 30, 2024
	Total	Level 1	Level 2	Level 3
Assets

Investment in unconsolidated entities	$-	$-	$-	-
Total assets	$-	$-	$-	$-
Liabilities

Convertible notes payable	$1,145,534	$-	$1,145,534	$-

Total liabilities	$1,145,534	$-	$1,145,534	$-

	As of March 31, 2024
	Total	Level 1	Level 2	Level 3
Assets
Investment in unconsolidated entities	$-	$-	$-	$-
Total assets	$-	$-	$-	$-
Liabilities
Convertible notes payable	$587,303	$-	$587,303	$-
Total liabilities	$587,303	$-	$587,303	$-

NOTE 16 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events and transactions through August 9, 2024, the date that the condensed consolidated financial statements were available to be issued and noted no subsequent events requiring financial statement recognition or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following section discusses management’s views of the financial condition and the results of operations and cash flows of Sharing Services Global Corporation and consolidated subsidiaries. This section should be read in conjunction with: (a) our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, and (b) our condensed consolidated financial statements included elsewhere in this Quarterly Report. This section may contain forward-looking statements. See “Cautionary Notice Regarding Forward-Looking Statements” above for a discussion of forward-looking statements.

Summary Results of Operations:

	Three Months Ended June 30,
	2024	2023	Increase (Decrease)	% Change
Net sales	$2,221,524	$2,878,121	$(656,597)	-22.8%
Gross profit	1,544,673	2,032,292	(487,619)	-24.0%
Operating expenses	(2,181,842)	(3,708,562)	1,526,720	-41.2%
Operating loss	(637,169)	(1,676,270)	1,039,101	-62.0%
Non-Operating expense, net	(331,397)	(735,987)	533,756	-72.5%
Loss before income taxes	(968,566)	(2,412,257)	1,572,857	-65.2%
Income tax expense	-	12,102	(12,102)	-100.0%
Net loss	$(968,566)	$(2,424,359)	$1,584,959	-65.4%

Highlights for the Three months ended June 30, 2024:

●	For the three months ended June 30, 2024, our consolidated net sales decreased $0.7 million, or 22.8%, compared to the three months ended June 30, 2023.

●	For the three months ended June 30, 2024, our consolidated gross profit decreased $0.5 million, or 24.0%, compared to the three months ended June 30, 2023. Our consolidated gross margin was 69.5% for the three months ended June 30, 2024, compared to 70.6% for the three months ended June 30, 2023.

●	For the three months ended June 30, 2024, our consolidated operating expenses decreased $1.5 million, or 41.2% to 2.2 million, compared to the three months ended June 30, 2023.

●	For the three months ended June 30, 2024, our consolidated operating loss was $0.6 million, compared to operating loss of $1.7 million for the three months ended June 30, 2023.

●	For the three months ended June 30, 2024, our consolidated net non-operating expense was $0.3 million, compared to net non-operating expense of $0.7 million for the three months ended June 30, 2023.

●	For the three months ended June 30, 2024, our consolidated net loss was approximately $1.0 million, compared to $2.4 million for the three months ended June 30, 2023. For the three months ended June 30, 2024, and 2023, our basic and diluted loss per share was $0.002 and $0.01, respectively.

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

Industry and Business Trends

The information in “Industry and Business Trends” included in ITEM 1 — “Business” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, is incorporated herein by reference.

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

Results of Operations

Three months ended June 30, 2024, as compared to the Three months ended June 30, 2023

Net Sales

For the three months ended June 30, 2024, our consolidated net sales decreased by $0.7 million, or 22.8%, to $2.2 million, compared to the three months ended June 30, 2023. The decrease in net sales mainly reflects: (a) the decline in orders from independent distributors; (b) the decline in the number of independent distributors, resulting, in part, from recent product reformulations and increased competition for independent distributors, and (c) the generally adverse impact on consumer buying trends resulting from the recent increase in consumer good prices in the U.S.

During the three months ended June 30, 2024, and 2023, the Company derived substantially all its consolidated net sales from the sale of its health and wellness products.

Gross Profit

For the three months ended June 30, 2024, our consolidated gross profit decreased by approximately $0.5 million, to $1.5 million, compared to the three months ended June 30, 2023; and our consolidated gross margin was 69.5% and 70.6%, respectively. The gross margin was about the same compared to the last year’s which is mainly due to efforts to reduce our cost of goods sold and our shipping expenses.

Selling and Marketing Expenses

For the three months ended June 30, 2024, our consolidated selling and marketing expenses decreased by $0.8 million, to $0.6 million, or 28.6% of consolidated net sales, compared to $1.4 million, or 49.4% of consolidated net sales, for the three months ended June 30, 2023. The $0.8 million decrease in consolidated selling and marketing expenses is due to lower sales commissions of $0.5 million (which reflects the decrease in consolidated sales discussed above), lower convention expenses of $0.2 million, and lower marketing expenses of $0.1 million.

General and Administrative Expenses

For the three months ended June 30, 2024, our consolidated general and administrative expenses (which include corporate employee compensation and benefits, stock-based compensation, professional fees, rent and other occupancy costs, certain consulting fees, telephone and information technology expenses, insurance premiums, and other administrative expenses) decreased by approximately $0.7 million, to $1.5 million. The $0.7 million decrease was primarily due to lower consulting expense of approximately $0.3 million, and lower employee compensation and compensation-related benefits of $0.3 million due to less headcount year over year.

Change in Fair Value of Embedded Derivatives

For the three months ended June 30, 2024, we recorded a non-cash charge of approximately $187,000 in connection with the issuance of four convertible promissory notes to our related parties Alset Inc. and HWH International Inc., representing the change in fair value of embedded derivatives.

Interest Expense, Net

For the three months ended June 30, 2024, our consolidated interest expense was $147,664.

For the three months ended June 30, 2023, our consolidated interest expense was $680,082, excluding amortization of debt discount and amortization of deferred financing costs of $515,728, and interest income of $289,999.

Gain on Extinguishment of Debt

For the three months ended June 30, 2024, no gain on extinguishment of debt was recognized.

Effective June 30, 2023, the Company, and DSSI, entered into three transactions whereby such transactions offset certain liabilities through the sale of assets. The Company recognized the transactions as extinguishment of debt of $150,634, before income tax, in connection therewith.

Unrealized Loss on investment

For the three months ended June 30, 2024, no loss on unrealized investment was recognized.

For the three months ended June 30, 2023, the Company recognized an unrealized loss, before income tax, of $78,632 in connection with its investment in Stemtech.

Other Non-operating Income, net

For the three months ended June 30, 2024, there was a gain of foreign currency transactions of 3,664.

For the three months ended June 30, 2023, our net consolidated non-operating income includes recoveries on litigation settlements of $100,000 and other non-operating expense $2,178.

Income Tax Benefit

Income tax (benefit) expenses includes current and deferred income taxes for both our domestic and foreign operations. Income from our international operations is subject to taxation in the countries in which we operate.

For the three months ended June 30, 2024, no income tax benefit/expense was recognized. During the three months ended June 30, 2023, the Company recognized a current federal income tax expense of $3,176, and a state and local tax expense of $8,926.

Net Loss and Loss per Share

As a result of the foregoing, for the three months ended June 30, 2024, our consolidated net loss was $1.0 million, compared to $2.4 million for the three months ended June 30, 2023. For the three months ended June 30, 2024, and June 30, 2023, our basic and diluted loss per share was $0.002 and $0.01, respectively.

Liquidity and Capital Resources

We broadly define liquidity as our ability to generate sufficient cash, from internal and external sources, to meet our obligations and commitments. We believe that, for this purpose, liquidity cannot be considered separately from capital resources.

Working Capital

Working capital (total current assets minus total current liabilities). We had a deficiency in our working capital of approximately $4.4 million as of June 30, 2024, compared to $4.2 million as of March 31, 2024.

As of June 30, 2024, and March 31, 2024, our cash and cash equivalents were $0.6 million and $0.9 million, respectively. Based upon the current level of operations and anticipated investments necessary to grow our business, while we believe that existing cash balances and anticipated funds from operations may be sufficient to meet our working capital requirements over the next 12 months, we will need to obtain additional financing through the issuance of equity securities and convertible promissory notes. Please see NOTE 2 – GOING CONCERN.

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

The following table summarizes our cash flow activities for the three months ended June 30, 2024, compared to the three months ended June 30, 2023:

	Three Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(821,795)	$(1,788,977)
Net cash provided by financing activities	500,000	-
Impact of currency rate changes in cash	7,936	164,237
Decrease in cash and cash equivalents	$(313,859)	$(1,624,740)

Net Cash Used in Operating Activities

For the three months ended June 30, 2024, net cash used in operating activities was $0.8 million, compared to $1.8 million for the three months ended June 30, 2023. The $1.0 million decrease was due to a decline in operating losses of $1.0 million (excluding non-cash items, such as depreciation and amortization, stock-based compensation expense, provision for obsolete inventory losses, amortization of debt discount, unrealized gain (loss) on investments, losses on impairment of investments in unconsolidated entities and notes receivable, and gains on extinguishment of debt).

Net Cash Provided by Financing Activities

For the three months ended June 30, 2024, net cash provided by financing activities was $0.5 million, compared to $0 for the three months ended June 30, 2023. The $0.5 million represents convertible promissory notes from HWH.

Impact of currency rate changes in cash

For the three months ended June 30, 2024, the impact of currency rate changes in cash was $7,936, compared to $164,237, for the three months ended June 30, 2023.

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

Capital Requirements

During the quarter ended June 30, 2024, there were no capital expenditures for property and equipment (consisting of furniture and fixtures, computer equipment and software, other office equipment and leasehold improvements) in the ordinary course of our business.

Contractual Obligations

There were no material changes to our contractual cash obligations during the three months ended June 30, 2024.

Off-Balance Sheet Financing Arrangements

As of June 30, 2024, we had no off-balance sheet financing arrangements.

Critical Accounting Estimates

There were no material changes to the Company’s critical accounting estimates or assumptions since March 31, 2024.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of the end of the fiscal period covered by this Quarterly Report, and concluded that, as of June 30, 2024, due to material weaknesses in our internal control over financial reporting that have yet to be fully remediated, the Company’s disclosure controls and procedures were ineffective in providing reasonable assurance that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management and its Board of Directors, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors.

The factors contained in ITEM 1A, — “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, are incorporated herein by reference.

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

Date: August 9, 2024

	By:	/s/ John Thatch
John Thatch
President, Chief Executive Officer and Vice Chairman of the Board of Directors
(Principal Executive Officer)

Date August 9, 2024

	By:	/s/ Anthony S. Chan
Anthony S Chan
Chief Financial Officer
(Principal Financial Officer)

