Form 10-Q
period 2024-09-30
SHARING SERVICES GLOBAL Corp
filed 2024-11-13
CIK 1644488

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

or

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

As of November 13, 2024, there were 309,652 shares of the issuer’s common stock outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited financial statements: condensed consolidated balance sheet as of September 30, 2024, condensed consolidated statements of operations and comprehensive loss for the six months ended September 30, 2024 and 2023, condensed consolidated statements of cash flows, and condensed consolidated statements of changes in stockholders’ deficit for the six months ended September 30, 2024 and 2023, are those of Sharing Services Global Corporation and its subsidiaries.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30, 2024	As of March 31, 2024
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$729,576	$894,206
Trade accounts receivable, net	295,232	280,793
Other receivable	1,800,000	1,800,000
Inventory, net	1,224,961	1,318,662
Other current assets, net	169,683	132,674
Total Current Assets	4,219,452	4,426,335
Property and equipment, net	164,470	239,943
Right-of-use assets, net	378,565	403,107
Intangible assets	330,568	402,144
Other assets	1,164,175	1,163,385
TOTAL ASSETS	$6,257,230	$6,634,914

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,227,288	$1,304,046
Accrued and other current liabilities	2,945,056	2,611,951
Accrued sales commission payable	1,676,147	1,742,309
State and local taxes payable	1,565,017	1,545,463
Other borrowings	1,685,000	1,200,000
Convertible notes payable, related parties	267,653	262,782
Total Current Liabilities	9,366,161	8,666,551
Non-current convertible notes payable, related parties	743,481	324,521
Lease liability, long-term	361,149	416,277
TOTAL LIABILITIES	10,470,791	9,407,349
Commitments and contingencies	-	-
STOCKHOLDERS’ DEFICIT

Series A convertible preferred stock, $0.0001 par value, 100,000,000 shares designated, 3,100,000 shares issued and outstanding	310	310
Series C convertible preferred stock, $0.0001 par value, 10,000,000 shares designated, 3,220,000 shares issued and outstanding	322	322
Series D preferred stock, $0.0001 par value, 26,000 shares issued and outstanding	3	3
Common stock, $0.0001 par value, 1,990,000,000 shares authorized; 309,652 shares and 269,214 shares issued and outstanding as of September 30, 2024 and March 31, 2024*	31	27
Additional paid in capital	110,737,460	110,737,464
Shares to be issued	12,146	12,146
Accumulated deficit	(114,602,627)	(113,167,915)
Accumulated other comprehensive loss	(361,206)	(354,792)
TOTAL STOCKHOLDERS’ DEFICIT	(4,213,561)	(2,772,435)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,257,230	$6,634,914

*	Retrospectively restated for the 1,400-to-1 reverse stock split on September 13, 2024.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net sales	$2,084,658	$2,408,704	$4,306,182	$5,286,825
Cost of goods sold	624,132	669,803	1,300,984	1,515,632
Gross profit	1,460,526	1,738,901	3,005,198	3,771,193
Operating expenses
Selling and marketing expenses	651,538	743,057	1,287,782	2,164,545
General and administrative expenses	1,443,534	2,116,240	2,989,132	4,403,312
Total operating expenses	2,095,072	2,859,297	4,276,914	6,567,857
Operating loss	(634,546)	(1,120,396)	(1,271,716)	(2,796,664)
Other income (expense):
Change in fair value of embedded derivatives	363,566	-	176,169	-
Interest expense, net	(161,795)	(1,963,267)	(309,459)	(2,869,077)
Other income	-	1,800,000	-	1,800,000
Loss on extinguishment of debt	-	(188,842)	-	(38,209)
Unrealized loss on investment	-	-	-	(78,632)
Other non-operating income (expense), net	(33,370)	5,613	(29,706)	103,434
Total other income (expense), net	168,401	(346,496)	(162,996)	(1,082,484)
Loss before income taxes	(466,145)	(1,466,892)	(1,434,712)	(3,879,148)
Income tax expense	-	(12,102)	-	-
Net loss	$(466,145)	$(1,454,790)	$(1,434,712)	$(3,879,148)

Other comprehensive loss, net of tax:
Currency translation adjustments	(14,350)	(22,435)	(6,414)	(27,604)
Total other comprehensive loss	(14,350)	(22,435)	(6,414)	(27,604)
Comprehensive loss	$(480,495)	$(1,477,225)	$(1,441,126)	$(3,906,752)

Loss per share:
Basic and diluted*	$(1.68)	$(5.40)	$(5.26)	$(14.51)

Weighted average shares:
Basic and diluted*	276,686	269,214	272,971	267,295

*	Retrospectively restated for the 1,400-to-1 reverse stock split on September 13, 2024.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Six months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,434,712)	$(3,879,148)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	147,010	307,499
Stock-based compensation	-	(148,267)
Amortization of debt discount and other	-	2,015,542
Change in fair value of embedded derivatives	(176,169)	-
Loss on extinguishment of debt	-	38,209
Bad debt expense	-	177,115
Provision for obsolete inventory	-	2,112
Non-cash other income	-	(1,800,000)
Changes in operating assets and liabilities:
Accounts receivable	(14,439)	(337,659)
Inventory	93,701	(784,928)
Other current assets	(37,758)	742,337
Accounts payable	(76,758)	57,396
Income taxes payable	19,554	-
Lease liability	(30,587)	768
Accrued and other liabilities	266,942	638,719
Net Cash Used in Operating Activities	$(1,243,216)	$(2,970,305)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable	-	1,200,000
Proceeds from issuance of convertible notes, related parties	600,000	-
Net proceeds from issuance of promissory notes	485,000	-
Net Cash Provided by Financing Activities	1,085,000	1,200,000

IMPACT OF CURRENCY RATE CHANGES ON CASH	(6,414)	160,759
Decrease in cash and cash equivalents	(164,630)	(1,609,546)
Cash and cash equivalents, beginning of period	894,206	2,994,885
Cash and cash equivalents, end of period	$729,576	$1,385,339

Supplemental cash flow information
Cash paid for interest	$148,538	$24,279
Cash paid for income taxes	$-	$550

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SHARING SERVICES GLOBAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Series A Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock*						Accumulated
	Number		Number		Number		Number		Additional	Shares			Other
	of	Par	of	Par	of	Par	of	Par	Paid in	to be	Treasury	Accumulated	Comprehensive
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital*	Issued	Stock	Deficit	Loss	Total
Balance - March 31, 2024	3,100,000	$310	3,220,000	$322	26,000	$3	269,214	$27	$110,737,460	$12,146	-	$(113,167,915)	$(354,792)	$(2,772,439)
Fractional shares as a result of reverse stock split	-	-	-	-	-	-	40,438	4	-	-	-	-	-	$4
Currency translation adjustments	-	-	-	-	-	-	-	-	-	-	-	-	(6,414)	$(6,414)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,434,712)	-	$(1,434,712)
Balance - September 30, 2024	3,100,000	$310	3,220,000	$322	26,000	$3	309,652	$31	$110,737,460	$12,146	-	$(114,602,627)	$(361,206)	$(4,213,561)

	Series A Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock*						Accumulated
	Number		Number		Number		Number		Additional	Shares			Other
	of	Par	of	Par	of	Par	of	Par	Paid in	to be	Treasury	Accumulated	Comprehensive
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital*	Issued	Stock	Deficit	Loss	Total
Balance - March 31, 2023	3,100,000	$310	3,220,000	$322	-	$-	248,556	$25	$84,654,482	$12,146	$(626,187)	$(106,456,378)	$(308,305)	$(22,723,585)
Cancellation of treasury stock	-	-	-	-	-	-	-	-	(626,187)	-	626,187	-	-	-
Common stock issued for debt modification	-	-	-	-	26,000	3	-	-	26,169,365	-	-	-	-	26,169,368
Common stock issued to settle accrued interest payable	-	-	-	-	-	-	20,658	2	539,804	-	-	-	-	539,806
Currency translation adjustments	-	-	-	-	-	-	-	-	-	-	-	-	(27,604)	(27,604)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(3,879,148)	-	(3,879,148)
Balance - September 30, 2023	3,100,000	$310	3,220,000	$322	26,000	$3	269,214	$27	$110,737,464	$12,146	-	$(110,335,526)	$(335,909)	$78,837

*	Retrospectively restated for the 1,400-to-1 reverse stock split on September 13, 2024.

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

(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS

Description of Operations

Sharing Services Global Corporation (“Sharing Services,” “SHRG”) and its subsidiaries (collectively, the “Company”) aim to build shareholder value by developing or investing in innovative emerging businesses and technologies that augment the Company’s products and services portfolio, business competencies, and geographic reach. Sharing Services was incorporated in the State of Nevada in April 2015. The Company’s main business activities include:

●	Sale of Health and Wellness Products - The Company markets its health and wellness products primarily through an independent sales force, using a direct selling business model under the proprietary brand “HCo.” Currently, The Happy Co. TM markets and distributes its health and wellness products primarily in the United States (the “U.S.”) and Canada.

The Company generates substantially all of its revenue from the sale of health and wellness products.

●	Sale of Member-Based Travel Services - Through its subsidiary, Global Travel Destinations, the Company established a subscription-based travel services business under the proprietary brand MyTravelVentures (“MTV”) in May 2022. MTV provides entrepreneurial opportunities to its subscribers by capitalizing on both the direct selling model and the retail travel business model. The MTV services are designed to offer discount for travel relating to airfare, cruises, hotels, resorts, time shares and rental cars for destinations throughout the world for people of all ages, demographics, and economic backgrounds.

The Company is in the process of revamping its travel services business and has temporarily suspended its MTV business operation to prepare for its re-launch in the first quarter of 2025.

In August 2021, Sharing Services and Hapi Café, Inc, a company affiliated with Heng Fai Ambrose Chan, a Director of the Company, entered into a Master Franchise Agreement (the “MFA”) pursuant to which Sharing Services acquired the exclusive franchise rights in North America to the brand “Hapi Café.” Under the terms of the MFA, Sharing Services, directly or through its subsidiaries, has the right to operate no less than five corporate-owned stores and can offer to the public sub-franchise rights to own and operate other stores, subject to the terms and conditions contained in the MFA. The Company plans to open up Hapi Café in Dallas and the New York City, and it is in the process of identifying and evaluating suitable locations.

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

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared using generally accepted accounting principles in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. During the six months ended September 30, 2024 and 2023, the Company had a net loss was approximately $1.4 million and $3.9 million, respectively. In addition, as of September 30, 2024, the Company had accumulated deficit of $114.6 million and working capital deficiency of $5.1 million. These factors among other raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In connection with the Company reverse stock split that took place in September 2024, certain prior period financial information has been adjusted to conform with the current year’s presentation.

Use of Estimates and Assumptions

The preparation of financial statements in accordance with GAAP requires the use of judgment and requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures about contingent assets and liabilities, if any. Matters that require the use of estimates and assumptions include, among others: the recoverability of trade accounts and notes receivable, the valuation of inventory, the useful lives of fixed assets, the assessment of long-lived assets for impairment, the nature and timing of satisfaction of multiple performance obligations resulting from contracts with customers, the allocation of the transaction price to multiple performance obligations in a sales transaction, the measurement and recognition of right-of-use assets and related lease liabilities, the valuation of share-based compensation awards, the provision for income taxes, the measurement and recognition of uncertain tax positions, the valuation of long-term debt, and the valuation of loss contingencies, if any. Actual results may differ from these estimates in amounts that may be material to our consolidated financial statements. Management of the Company believes that the estimates and assumptions used in the preparation of the unaudited condensed consolidated financial statements are reasonable.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents include recent customer remittances deposited with our merchant processors at the balance sheet date, which generally settle within 24 to 72 hours. As of September 30, 2024, and March 31, 2024, cash and cash equivalents included cash held by our merchant processors of approximately $50,000, respectively. In addition, as of September 30, 2024, and March 31, 2024, cash and cash equivalents held in bank accounts in foreign countries in the ordinary course of business were approximately $0.2 million and $0.4 million, respectively. Amounts held by our merchant processor or held in bank accounts located in foreign countries are generally not insured by any federal agency.

Trade Accounts Receivable and Allowance for Expected Credit Losses

The Company maintains an allowance for credit losses in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) ASC 326, and records the allowance for expected credit losses as an offset to assets such as accounts receivable. The expected credit losses are classified as general and administrative expenses in the consolidated statements of operations and comprehensive loss. The Company assesses collectability by reviewing receivables on a collective basis where similar characteristics exist, primarily based on the size and nature of specific receivables. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status, the age of the receivable balances, credit quality of the counter party, and current and future economic conditions. On a quarterly basis, management determines if the allowance for credit losses is adequate, and adjusts the allowance, when necessary. Delinquent account balances are written-off against the allowance for credit losses after all means of collection have been exhausted and that the likelihood of collection is not probable. There was no change in the Company’s allowance for expected credit losses from March 31, 2024 to September 30, 2024.

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

The Company periodically assesses the realizability of its inventory based on evaluation of its inventory levels against historical and anticipated sales. Physical inventory counts are performed at all facilities on a quarterly basis. As of September 30, 2024 and March 31, 2024, the allowance for slowing moving or obsolete inventory were $1.6 million and $1.6 million, respectively, in connection with health and wellness products that were either damaged, expired, or slow-moving, based on the Company’s historical and anticipated sales

Cost of goods sold includes actual product costs, vendor rebates and allowances, if any, inventory shrinkage and certain shipping and handling costs, such as in-bound freight, associated with product sold. All other shipping and handling costs, including the cost to ship products to customers, are included in selling and marketing expenses in our consolidated statements of operations when incurred.

Other Receivable and Loan Payable

In July 2023, the Company, through its out-sourced payroll services provider (“Paychex”), submitted a claim to the Internal Revenue Services (“IRS”) for the Employee Retention Tax Credit (“ERTC”) based on its payroll records and other pertinent information. Refunds will be distributed based on IRS processing times and the total ERTC credit will be approximately $1.8 million. Since the likelihood of receiving the ERTC credit is probable and the amount is estimable, the Company has recorded its ERTC claim in Other Receivable. Despite the extended time delay in the processing of the ERTC claims by the IRS, the Company believes that its eligibility is reasonably assured and has not recorded any provision against the receivable.

Through the introduction of Paychex, the Company applied for an ERTC term loan (“Term Loan”) in August 2023 which objective is to serve as a bridge funding until the ERTC is collected. The Term Loan that was approved came to $1.2 million, and it was secured by the Company’s assets and all ERTC proceeds that the Company is entitled to receive from the IRS. Pursuant to the loan agreement with this lender (“Lender”), the first 12 months of the Term Loan is deemed the interest-only period. During such period, the Term Loan carried a 2% monthly interest, and the Company would make a monthly interest-only payment of $24,000 to the Lender. In September 2023, the Company received net proceeds of approximately $1.18 million which must be used solely and exclusively for working capital and other business purposes. In September 2024, on the 12th month anniversary of the Term Loan, the Term Loan was automatically extended to 36 months from the loan funding date. As a result, from September 2024 to August 2026 (the “loan amortization period”), the Company is required to pay $63,445.32 monthly over the 24-month period to pay down the principal and related interest which is calculated at 2% per month. The Term Loan was recorded as Other Borrowings.

In September 2024, the Company and the Lender entered into an agreement (the “Agreement”) whereby the Lender agreed to lend $500,000 to the Company in exchange for a repayment of interest and principal that could be as much as $635,000 using the Company’s assets as collateral (the “borrowing”). The Company has the option to paydown the borrowing early and recorded the $500,000 payment obligation as Other Borrowings. In accordance with the Agreement, and the Company would make 65 weekly payments of $9,769.23 each over a 15-month period to the Lender should the Company choose to repay the borrowing over the 15-month period. In September 2024, the Company received net proceeds of $489,000 ($500,000 less transaction fees of $11,000). During the month of September 2024, the Company made 2 weekly payments to the Lender totaled $19,538.46 of which $15,000 were recorded as a reduction of Other Borrowings and the balance as interest expenses.

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

	South Korean Won per 1 USD
	2024	2023
Exchange rate as of September 30th	1,312.45	1,352.92
Average exchange rate for the six months ended	1,363.21	1,314.49

Comprehensive Loss

For the six months ended September 30, 2024 and 2023, the Company’s comprehensive loss comprised of currency translation adjustments and net loss.

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

As of September 30, 2024 and March 31, 2024, deferred revenue associated with

●	product invoiced but not received by customers at the balance sheet date was $93,119 and $80,404, respectively;
●	unfulfilled performance obligations for services offered on a subscription basis was $31,579 and $37,774, respectively;
●	unfulfilled performance obligations for customers’ right of return was $24,783 and $24,703, respectively; and
●	customer loyalty points outstanding was $19,326 and $19,326, respectively.

During the six months ended September 30, 2024 and 2023, substantially all the Company’s consolidated net sales were from its sale of health and wellness products.

Sales Commissions

The Company recognizes sales commission expenses, when incurred, in accordance with GAAP. During the six months ended September 30, 2024 and 2023, sales commission expense, which is included in selling and marketing expenses in our condensed consolidated statements of operations and comprehensive loss, was approximately $1.2 million and $1.8 million, respectively.

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

Reverse Stock Split

On September 12, 2024, the Company received notice from the Financial Industry Regulatory Authority (“FINRA”) that it had announced the effectiveness of our 1,400-to-1 reverse stock split of the issued and outstanding shares of common stock (the “Reverse Split”), on FINRA’s daily list. The Reverse Split became effective at the open of market on September 13, 2024. As a result of the Reverse Split, every one thousand four hundred (1,400) shares of the issued and outstanding common stock of the Company were converted into one (1) share of common stock. All fractional shares created by the Reverse Split have been rounded up to the nearest whole share. Each shareholder received at least one share.

The Reverse Split does not affect the total number of shares of capital stock, including the Common Stock, that the Company is authorized to issue, or the par value of the Common Stock, which shall remain as set forth in the Articles of Incorporation. Certain of the Company’s outstanding securities, pursuant to which shares of Common Stock are issuable, will be adjusted as a result of the Reverse Split, as required by the terms of such securities.

In connection with the Reverse Split, the Company’s CUSIP has also changed to 81953103. Immediately prior to the Reverse Split, the Company had 376,328,885 shares of Common Stock issued and outstanding. Immediately following the Market Effective Date of the Reverse Split, the Company has 309,652 (which includes 40,438 shares issued to address fractional shares related to the Reverse Split) shares of Common Stock issued and outstanding.

The Reverse Split was approved by the Company’s Board of Directors on September 26, 2023, and was approved by the Company’s majority stockholders holding approximately 53.5% of the issued and outstanding common stock on October 30, 2023. On September 5, 2024, the Company filed with the Secretary of State of the State of Nevada a Certificate of Amendment to our Articles of Incorporation to reflect the Reverse Split.

Recently Issued Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures requiring enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024 on a prospective basis and retrospective application is permitted. The Company does not believe the adoption of this standard would have a material impact on disclosures within its consolidated financial statements.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on its unaudited condensed consolidated financial statements.

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

The following table sets forth the computations of basic and diluted loss per share:

	Six Months Ended September 30,
	2024	2023
Net loss	$(1,434,712)	$(3,879,148)
Weighted average basic and diluted shares*	272,971	267,295
Loss per share:*
Basic and diluted	$(5.26)	$(14.51)

*	Retrospectively restated for the 1,400-to-1 reverse stock split on September 13, 2024.

The following potentially dilutive securities and instruments were outstanding as of September 30, 2024, and 2023, but excluded from the table above:

	As of September 30,
	2024	2023
Convertible notes payable	363,646	-
Stock warrants	149,035	-
Convertible preferred stock	6,320,000	6,320,000
Total potential incremental shares	6,832,681	6,320,000

NOTE 5 – INVENTORY, NET

Inventory consists of the following:

	As of
	September 30, 2024	March 31, 2024
Finished goods	$2,785,620	$2,878,569
Promotional items	5,940	5,940
Raw materials	77,902	77,902
Allowance for obsolescence	(1,644,501)	(1,643,749)
Inventory, net	$1,224,961	$1,318,662

The following table reflects the activity in the allowance for inventory obsolescence for the periods presented:

	Six months ended September 30,
	2024	2023
Balance at beginning of period	$1,643,749	$880,926
Provision for estimated obsolescence	(7,938)	2,112
Write-offs	-	(1,170)
Currency translation adjustment	8,690	-
Balance at end of period	$1,644,501	$881,868

NOTE 6 – OTHER CURRENT ASSETS, NET

Other current assets consist of the following:

	As of
	September 30, 2024	March 31, 2024
Inventory-related deposits	$278,313	$252,867
Prepaid insurance and other operational expenses	43,051	31,598
Deposits for sales events	23,960	23,850
Subtotal	345,324	308,315
Allowance for losses	(175,641)	(175,641)
	$169,683	$132,674

As of September 30, 2024 and March 31, 2024, the allowance for losses in connection with certain inventory-related deposits for which recoverability is $175,641.

NOTE 7 – PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	As of
	September 30, 2024	March 31, 2024
Computer software	$1,024,274	$1,024,274
Furniture and fixtures	285,632	285,732
Computer equipment	220,364	220,264
Leasehold improvements and other	399,306	399,306
Total property and equipment	1,929,576	1,929,576
Accumulated depreciation and amortization	(1,765,106)	(1,689,633)
	$164,470	$239,943

Depreciation and amortization expense in connection with the Company’s property and equipment for the three months ended September 30, 2024 and 2023 was $42,696 and $88,823, respectively. For the six months ended September 30, 2024 and 2023 was $75,473 and $212,844, respectively.

NOTE 8 – ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consist of the following:

	As of
	September 30, 2024	March 31, 2024
Deferred sales revenues	$168,806	$162,207
Liability associated with uncertain tax positions	925,786	925,786
Accrued interest payable	41,000	5,833
Payroll and employee benefits	215,598	206,426
Lease liability, current portion	52,392	21,909
Other accruals	1,541,474	1,289,790
	$2,945,056	$2,611,951

Lease liability, current portion, represents obligations due within one year under operating leases for office space, automobiles, and office equipment. Other accruals include primarily operational accruals.

NOTE 9 – CONVERTIBLE NOTES PAYABLE, RELATED PARTIES

Convertible notes payable consists of the following:

			Conversion	As of
Issuance Date	Maturity Date	Interest Rate	Price (per share)	September 30, 2024	March 31, 2024
January 2024	July 2024	10%	See below	$250,000	$250,000
March 2024	March 2027	6%	$0.0012	250,000	250,000
May 2024	May 2027	8%	0.0020	250,000	-
June 2024	June 2027	8%	0.0020	250,000	-
August 2024	August 2027	8%	0.0020	100,000	-
Total convertible notes payable				1,100,000	500,000
Change in fair value of embedded derivatives				(88,866)	87,303
Subtotal				1,011,134	587,303
Less: current portion				267,653	262,782
Long-term convertible notes payable				$743,481	$324,521

On January 17, 2024, the Company executed a convertible promissory note for $250,000 with Alset Inc, a Texas corporation (“Alset”) and a shareholder of the Company. The convertible promissory note (“Alset Note”) bears a 10% interest per annum and had an origination fee of $25,000 which is payable in cash or convertible into common shares of the Company at the option of Alset. The note and related accrued interest shall be due and payable in full on the earliest of (i) six months from the date of issuance; (ii) the acceleration of the Alset Note upon an occurrence of an event of default (as defined in the Alset Note); (iii) the third business day after the holder has delivered the Company a written demand for payment of the Alset Note; or (iv) upon the Company’s successful listing on The Nasdaq Stock Market LLC. Alset may, at its option, at any time during the term of the Alset Note, redeem a portion or all amounts of outstanding principal amount, without incurring penalties, additional interest, or other fees or charges. The Alset Note was replaced by a new securities purchase agreement dated November 12, 2024 (See Note 16).

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

On August 13, 2024, the Company entered into a securities purchase agreement (the “August HWH SPA”) with HWH whereby the Company issued to HWH a convertible promissory note (the “August HWH Note”) in an aggregate principal amount of $100,000, for a purchase price of $100,000. The August HWH Note bears interest at 8% per annum and contains a commitment fee of $8,000. The August HWH Note, together with any accrued interest, reduced by any unamortized prepaid interest shall, at the discretion of HWH, either be repaid in cash and/or converted into 50,000,000 shares of Common Stock at a conversion rate of $0.002 per share; due and payable in full on the earliest of: (i) the third anniversary of the August HWH Note; (ii) the acceleration of the August HWH Note upon the occurrence of an event of default (as defined in the August HWH Note); or (iii) on the fifth business day after HWH has delivered to the Company a written demand for payment of the August HWH Note. The Company may, at its option, at any time during the term of the August HWH Note, redeem a portion or all amounts of outstanding principal amount, without incurring penalties, additional interest, or other fees or charges.

In connection with the Reverse Split (see Note 3), the stock warrants issued to HWH in March 2024 could be exercised into 149,035 shares of the Company’s common stock; and if HWH were to convert the HWH Note, the March HWH Note, the May HWH Note, the June HWH Note and the August HWH Note into the Company’s common stock, the Company will be obligated to issue 363,646 shares of its common stock. During the six months ended September 30, 2024 and 2023, interest expense associated with the Company’s convertible notes was approximately $35,167 and $0.

NOTE 10 – INCOME TAXES

The statutory rates for our domestic and our material foreign operations are as follows for the periods shown:

Country	2024	2023
United States	21%	21%
Republic of Korea	21%	21%

Our consolidated effective income tax rate reconciliation is as follows:

	Six Months Ended September 30,
	2024	2023
Federal statutory rate	21.0%	21.0%
State and local income taxes		(0.3)
Permanent differences	0.8	0.8
Change in valuation allowance for NOL carry-forwards	(21.0)	(21.0)
Stock warrant transactions and other items	-
Effective income tax rate	0.8%	0.5%

Income taxes applicable to our foreign operations are not material in the periods presented.

NOTE 11 - RELATED PARTY TRANSACTIONS

Alset Inc.

On January 17, 2024, the Company executed a convertible promissory note for $250,000 with Alset Inc, a Texas corporation (“Alset”) and a shareholder of the Company. The convertible promissory note (“Alset Note”) bears a 10% interest per annum and had an origination fee of $25,000 which is payable in cash or convertible into common shares of the Company at the option of Alset. The note and related accrued interest shall be due and payable in full on the earliest of (i) six months from the date of issuance; (ii) the acceleration of the Alset Note upon an occurrence of an event of default (as defined in the Alset Note); (iii) the third business day after the holder has delivered the Company a written demand for payment of the Alset Note; or (iv) upon the Company’s successful listing on The Nasdaq Stock Market LLC. Alset may, at its option, at any time during the term of the Alset Note, redeem a portion or all amounts of outstanding principal amount, without incurring penalties, additional interest, or other fees or charges. The Alset Note was replaced by a new securities purchase agreement dated November 12, 2024 (See Note 16).

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

On August 13, 2024, the Company entered into a securities purchase agreement (the “August HWH SPA”) with HWH whereby the Company issued to HWH a convertible promissory note (the “August HWH Note”) in an aggregate principal amount of $100,000, for a purchase price of $100,000. The August HWH Note bears interest at 8% per annum and contains a commitment fee of $8,000. The August HWH Note, together with any accrued interest, reduced by any unamortized prepaid interest shall, at the discretion of HWH, either be repaid in cash and/or converted into 50,000,000 shares of Common Stock at a conversion rate of $0.002 per share; due and payable in full on the earliest of: (i) the third anniversary of the August HWH Note; (ii) the acceleration of the August HWH Note upon the occurrence of an event of default (as defined in the August HWH Note); or (iii) on the fifth business day after HWH has delivered to the Company a written demand for payment of the August HWH Note. The Company may, at its option, at any time during the term of the August HWH Note, redeem a portion or all amounts of outstanding principal amount, without incurring penalties, additional interest, or other fees or charges.

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

The following information pertains to the Company’s leases as of the balance sheet dates indicated:

		As of
Assets	Classification	September 30, 2024	March 31, 2024
Operating leases	Right-of-use assets, net	$378,565	$403,107
Total lease assets		$378,565	$403,107

Liabilities
Operating leases	Accrued and other current liabilities	$52,392	$21,909
Operating leases	Lease liability, long-term	361,149	416,277
Total lease liabilities		$413,541	$438,186

The following information pertains to the Company’s leases for the periods indicated:

		Six Months Ended September 30,
Lease cost	Classification	2024	2023
Operating lease cost	General and administrative expenses	$52,273	$55,823
Total lease cost		$52,273	$55,823

The Company’s lease liabilities are payable as follows:

Twelve months ending September 30,	Amount
2025	$25,016
2026	102,842
2027	105,621
2028	108,400
2029	111,180
Thereafter	111,223
Total remaining payments	564,282
Less imputed interest	(150,741)
Total lease liability	$413,541

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

The outcome of litigation is uncertain, and despite management’s view of the merits of any litigation, or the reasonableness of the Company’s estimates and reserves, the Company’s financial statements could nonetheless be materially affected by an adverse judgment. The Company believes it has adequately reserved for the contingencies arising from current legal matters where an outcome was deemed to be probable, and the loss amount could be reasonably estimated. No provision for legal matters was deemed necessary as of September 30, 2024.

Legal Proceedings

The Company from time to time is involved in various claims and lawsuits incidental to the conduct of its business in the ordinary course. We do not believe that the ultimate resolution of these matters will have a material adverse impact on our consolidated financial position, results of operations or cash flows. Case No. 4:20-cv-00946; Dennis Burback, Ken Eddy and Mark Andersen v. Robert Oblon, Jordan Brock, Jeff Bollinger, Four Oceans Global, LLC, Four Oceans Holdings, Inc., Alchemist Holdings, LLC, Elepreneurs U.S., LLC, Elevacity U.S., LLC, Sharing Services Global Corporation, Custom Travel Holdings, Inc., and Does 1-5, pending in the United States District Court for the Eastern District of Texas (the “Burback Lawsuit”). On December 11, 2020, three investors in Four Oceans Global, LLC filed a lawsuit against the Company, its affiliated entities, and other persons and entities related to an investment made by the three Plaintiffs in 2015. The Company and its affiliated entities filed an answer denying the three investors’ claims. Plaintiffs filed a First Amended Complaint on October 14, 2021. The Company and its affiliated entities responded in November 2021 by filing a Motion to Dismiss the claims contained in the Amended Complaint. The Motion was granted on July 20, 2022, by Court Order dismissing with prejudice the Company and all affiliated entities from the lawsuit. In early August 2022, Plaintiffs on their own motion moved to dismiss all claims against the remaining parties in the case to enable the Order of Dismissal to become an appealable, final Order. On September 7, 2022, Plaintiffs filed a Notice of Appeal to the United States Court of Appeals for the Fifth Circuit. The Plaintiffs filed their Proposed Sufficient Brief of Appellants with the Fifth Circuit on January 2, 2023. The Company filed a Response Brief on February 22, 2023. This case is now dismissed, as the Appeals Court decided not to hear the Appeal.

The company was informed that Jordan Brock who was a party to this lawsuit has filed for Bankruptcy. On January 5, 2024, the Debtor filed a voluntary petition in this Court for relief under Chapter 13 of the Bankruptcy Code. On April 18, 2024, the Debtor’s Chapter 13 bankruptcy case was converted to a case under Chapter 7 of the Bankruptcy Code. The Trustee (Christopher J. Moser) was appointed as the Chapter 7 trustee of the Debtor’s bankruptcy estate, and he continues to serve in that capacity.

The Trustee has filed a lawsuit against the Company Case No. 24-40057; Christopher J. Moser, Trustee v. Sharing Services Global Corporation (the “Adversary Proceeding”) asserting that Jordan Brock’s legal fees in the amount of $252,587.79 in which he allegedly spent to defend himself against the lawsuit should be the Company’s responsibility.

The Company has been served with a Summons by the United States Bankruptcy Court; Eastern District of Texas; Christoper J. Moser (Trustee) in the Adversary Proceeding which the Company intends to challenge on several bases including the failure of Brock and related entities seeking indemnification to meet the standard of entitlement to the benefit of the mandatory indemnification provisions of the Nevada Revised Statutes , based in part on the provisions of the Amended Complaint in the Burback Lawsuit.

NOTE 14 - FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

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

Consistent with the valuation hierarchy contained in ASC Topic 820, we categorized certain of our financial assets and liabilities as follows:

	As of September 30, 2024
	Total	Level 1	Level 2	Level 3
Liabilities

Convertible notes payable	$1,011,134	$-	$1,011,134	$-

Total liabilities	$1,011,134	$-	$1,011,134	$-

	As of March 31, 2024
	Total	Level 1	Level 2	Level 3
Liabilities
Convertible notes payable	$587,303	$-	$587,303	$-
Total liabilities	$587,303	$-	$587,303	$-

NOTE 15 – SUBSEQUENT EVENTS

On November 12 2024, the Company and Alset executed a securities purchase agreement and a convertible promissory note for $250,000 (the “New AEI Note”) to replace the Alset Note that was executed in January 2024. Pursuant to the New Note, the Parties agreed to carry forward the principal amount of $250,000 from the Alset Note, and Alset agreed to waive all interests (including any default interest) accrued on the principal amount under the Alset Note. The New AEI Note bears an 8% interest per annum, had an origination fee of $25,000 which is payable in cash or convertible into common shares of the Company at the option of Alset, and it may be converted into 2,500,000 shares of the Company’s common stock (representing a conversion rate of US$0.10 per share based on the closing market price of the Company’s common stock on September 30, 2024) at Alset’s option, The principal amount of this New AEI Note, plus any unpaid interest and fees, shall be due and fully payable by the earliest of (i) the second (2nd) anniversary of the New Alset Note; (ii) upon the occurrence of an Event of Default; or (iii) fifth (5th) business day after Alset has delivered to the Company a written demand for payment.

The Company has evaluated all subsequent events and transactions through the date that the condensed consolidated financial statements were available to be issued and noted no other subsequent events requiring financial statement recognition or disclosure.

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

Summary Results of Operations:

	Three Months Ended				Six Months Ended
	September 30, 2024	September 30, 2023	Increase (Decrease)	% Change	September 30, 2024	September 30, 2023	Increase (Decrease)	% Change
Net sales	$2,084,658	$2,408,704	(324,046)	-13.5%	$4,306,182	$5,286,825	$(980,643)	-18.5%
Gross profit	1,460,526	1,738,901	(278,375)	-16.0%	3,005,198	3,771,193	(765,995)	-20.3%
Operating expenses	(2,095,072)	(2,859,297)	764,225	-26.7%	(4.276,914)	(6,567,857)	2,290,943	-34.9%
Operating loss	(634,546)	(1,120,396)	485,850	-43.4%	(1,271,716)	(2,796,664)	1,524,948	-54.5%
Non-Operating income (expense), net	168,401	(346,496)	514,897	-148.6%	(162,996)	(1,082,484)	919,487	-84.9%
Loss before income taxes	(466,145)	(1,466,892)	1,000,747	-68.2%	(1,434,712)	(3,879,148)	2,444,436	-63.0%
Income tax expense	-	(12,102)	12,102	-100.0%	-	-	-	0.0%
Net loss	$(466,145)	$(1,454,790)	$988,645	-68.0%	$(1,434,712)	$(3,879,148)	$2,444,436	-63.0%

Highlights for the Three months ended September 30, 2024:

●	For the three months ended September 30, 2024, our consolidated net sales decreased $0.3 million, or 13.5%, compared to the three months ended September 30, 2023.

●	For the three months ended September 30, 2024, our consolidated gross profit decreased $0.3 million, or 16.0%, compared to the three months ended September 30, 2023. Our consolidated gross margin was 70.1% for the three months ended September 30, 2024, compared to 72.2% for the three months ended September 30, 2023.

●	For the three months ended September 30, 2024, our consolidated operating expenses decreased $0.8 million, or 26.7% to 2.1 million, compared to the three months ended September 30, 2023.

●	For the three months ended September 30, 2024, our consolidated operating loss was $0.6 million, compared to operating loss of $1.1 million for the three months ended September 30, 2023.

●	For the three months ended September 30, 2024, our consolidated net non-operating income was $0.2 million, compared to net non-operating expense of $0.3 million for the three months ended September 30, 2023.

●	For the three months ended September 30, 2024, our consolidated net loss was approximately $0.5 million, compared to $1.5 million for the three months ended September 30, 2023. For the three months ended September 30, 2024, our basic and diluted loss per share was $1.68 compared to $5.40 for the three months ended September 30, 2023.

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

Sharing Services was incorporated in the State of Nevada on April 24, 2015.

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

Results of Operations

The Three months ended September 30, 2024, Compared to the Three months ended September 30, 2023

Net Sales

For the three months ended September 30, 2024, our consolidated net sales decreased by $0.3 million, or 13.5%, to $2.1 million, compared to the three months ended September 30, 2023. The decrease in net sales mainly reflects: (a) the decline in orders from independent distributors; (b) the decline in the number of independent distributors, resulting, in part, from recent product reformulations and increased competition for independent distributors, and (c) the generally adverse impact on consumer buying trends resulting from the recent increase in consumer good prices in the U.S.

During the three months ended September 30, 2024, and 2023, the Company derived substantially all its consolidated net sales from the sale of its health and wellness products.

Gross Profit

For the three months ended September 30, 2024, our consolidated gross profit decreased by approximately $0.3 million, to $1.5 million, compared to the three months ended September 30, 2023; and our consolidated gross margin was 70.1% and 72.2%, respectively. The gross margin was about the same compared to the last year’s which is mainly due to efforts to reduce our cost of goods sold and our shipping expenses.

Selling and Marketing Expenses

For the three months ended September 30, 2024, our consolidated selling and marketing expenses decreased by $0.1 million, to $0.7 million, or 31.3% of consolidated net sales, compared to $0.7 million, or 30.9% of consolidated net sales, for the three months ended September 30, 2023. The $0.1 million decrease in consolidated selling and marketing expenses is primarily due to lower sales commissions (which reflects the decrease in consolidated sales discussed above).

General and Administrative Expenses

For the three months ended September 30, 2024, our consolidated general and administrative expenses (which include corporate employee compensation and benefits, stock-based compensation, professional fees, rent and other occupancy costs, certain consulting fees, telephone and information technology expenses, insurance premiums, and other administrative expenses) decreased by approximately $0.7 million, to $1.4 million. The $0.7 million decrease was primarily due to lower consulting expense of approximately $0.2 million, and lower employee compensation and compensation-related benefits of $0.3 million due to less headcount year over year.

Change in Fair Value of Embedded Derivatives

For the three months ended September 30, 2024, we recorded a non-cash income of approximately $364,000 in connection with the issuance of five convertible promissory notes to our related parties Alset Inc. and HWH International Inc., representing the change in fair value of embedded derivatives.

Interest Expense, Net

For the three months ended September 30, 2024, our consolidated interest expense was $161,908, excluding interest income of $113.

For the three months ended September 30, 2023, our consolidated interest expense was $453,480, excluding amortization of debt discount and amortization of deferred financing costs of $1,509,812, and interest income of $25.

Other Income

For the three months ended September 30, 2023, Sharing Services qualified and is eligible for a U.S. government ERTC (employee retention tax credit) for $1.8 million.

Loss on Extinguishment of Debt

For the three months ended September 30, 2024, no gain on extinguishment of debt was recognized.

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

Other Non-operating Income (expense), net

For the three months ended September 30, 2024, there was a loss of foreign currency transactions of $33,370.

For the three months ended September 30, 2023, there was a gain of foreign currency transactions of $5,613.

Income Tax Expense

Income tax expenses include current and deferred income taxes for both our domestic and foreign operations. Income from our international operations is subject to taxation in the countries in which we operate.

For the three months ended September 30, 2024, no income tax benefit/expense was recognized. During the three months ended September 30, 2023, the Company recognized a current federal income tax expense of $3,176, and a state and local tax expense of $8,926.

Net Loss and Loss per Share

As a result of the foregoing, for the three months ended September 30, 2024, our consolidated net loss was $0.5 million, compared to $1.5 million for the three months ended September 30, 2023. For the three months ended September 30, 2024, our basic and diluted loss per share was $1.68. For the three months ended September 30, 2023, our basic and diluted loss per share was $5.40.

Six months ended September 30, 2024, as compared to the Six months ended September 30, 2023

Net Sales

For the six months ended September 30, 2024, our consolidated net sales decreased by $1.0 million, or 18.5%, to $4.3 million, compared to the six months ended September 30, 2023. The decrease in net sales mainly reflects: (a) the decline in orders from independent distributors; (b) the decline in the number of independent distributors, resulting, in part, from recent product reformulations and increased competition for independent distributors, and (c) the generally adverse impact on consumer buying trends resulting from the recent increase in consumer good prices in the U.S.

During the six months ended September 30, 2024, and 2023, the Company derived substantially all its consolidated net sales from the sale of its health and wellness products.

Gross Profit

For the six months ended September 30, 2024, our consolidated gross profit decreased by approximately $0.8 million, to $3.0 million, compared to the six months ended September 30, 2023; and our consolidated gross margin was 69.8% and 71.3%, respectively. The gross margin was about the same compared to the last year’s which is mainly due to efforts to reduce our cost of goods sold and our shipping expenses.

Selling and Marketing Expenses

For the six months ended September 30, 2024, our consolidated selling and marketing expenses decreased by $0.9 million, to $1.3 million, or 29.9% of consolidated net sales, compared to $2.2 million, or 40.9% of consolidated net sales, for the six months ended September 30, 2023. The $0.9 million decrease in consolidated selling and marketing expenses is primarily due to lower sales commissions of $0.7 million (which reflects the decrease in consolidated sales discussed above) and lower convention expenses of $0.2 million.

General and Administrative Expenses

For the six months ended September 30, 2024, our consolidated general and administrative expenses (which include corporate employee compensation and benefits, stock-based compensation, professional fees, rent and other occupancy costs, certain consulting fees, telephone and information technology expenses, insurance premiums, and other administrative expenses) decreased by approximately $1.4 million, to $3.0 million. The $1.4 million decrease was primarily due to lower consulting expense of approximately $0.4 million, and lower employee compensation and compensation-related benefits of $0.6 million due to less headcount year over year.

Change in Fair Value of Embedded Derivatives

For the six months ended September 30, 2024, we recorded a non-cash income of approximately $176,000 in connection with the issuance of five convertible promissory notes to our related parties Alset Inc. and HWH International Inc., representing the change in fair value of embedded derivatives.

Interest Expense, Net

For the six months ended September 30, 2024, our consolidated interest expense was $309,854, excluding interest income of $395.

For the six months ended September 30, 2023, our consolidated interest expense was $1.1 million, excluding amortization of debt discount and amortization of deferred financing costs of $2.0 million, and interest income of $290,024.

Loss on Extinguishment of Debt

For the six months ended September 30, 2024, no gain on extinguishment of debt was recognized.

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

Other Non-operating Income (expense), net

For the six months ended September 30, 2024, there was a loss of foreign currency transactions of $29,706.

For the six months ended September 30, 2023, our net consolidated non-operating income, includes litigation settlements and other non-operating income of $103,434.

Net Loss and Loss per Share

As a result of the foregoing, for the six months ended September 30, 2024, our consolidated net loss was $1.4 million, compared to $3.9 million for the six months ended September 30, 2023. For the six months ended September 30, 2024, and September 30, 2023, our basic and diluted loss per share was $5.26 and $14.51, respectively.

Liquidity and Capital Resources

We broadly define liquidity as our ability to generate sufficient cash, from internal and external sources, to meet our obligations and commitments. We believe that, for this purpose, liquidity cannot be considered separately from capital resources.

Working Capital

Working capital (total current assets minus total current liabilities). We had a deficiency in our working capital of approximately $5.1 million as of September 30, 2024, compared to $4.2 million as of March 31, 2024.

As of September 30, 2024, and March 31, 2024, our cash and cash equivalents were $0.7 million and $0.9 million, respectively. Based upon the current level of operations and anticipated investments necessary to grow our business, while we believe that existing cash balances and anticipated funds from operations may be sufficient to meet our working capital requirements over the next 12 months, we will need to obtain additional financing through the issuance of equity securities and convertible promissory notes. Please see NOTE 2 – GOING CONCERN.

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

The following table summarizes our cash flow activities for the six months ended September 30, 2024, compared to the six months ended September 30, 2023:

	Six Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(1,243,216)	$(2,970,305)
Net cash provided by financing activities	1,085,000	1,200,000
Impact of currency rate changes in cash	(6,414)	160,759
Decrease in cash and cash equivalents	$(164,630)	$(1,609,546)

Net Cash Used in Operating Activities

For the six months ended September 30, 2024, net cash used in operating activities was $1.2 million, compared to $3.0 million for the six months ended September 30, 2023. The $1.7 million decrease was primarily due to a decline in operating losses of $1.5 million (excluding non-cash items, such as depreciation and amortization, stock-based compensation expense, provision for obsolete inventory losses, amortization of debt discount, unrealized gain (loss) on investments, losses on impairment of investments in unconsolidated entities and notes receivable, and gains on extinguishment of debt).

Net Cash Provided by Financing Activities

For the six months ended September 30, 2024, net cash provided by financing activities was $1.1 million, compared to $1.2 million for the six months ended September 30, 2023. The $1.1 million represents proceeds from loans under convertible promissory notes and other borrowings.

Impact of currency rate changes in cash

For the six months ended September 30, 2024, the impact of currency rate changes in cash was negative $6,414, compared to $160,759, for the six months ended September 30, 2023.

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

Capital Requirements

During the quarter ended September 30, 2024, there were no capital expenditures for property and equipment (consisting of furniture and fixtures, computer equipment and software, other office equipment and leasehold improvements) in the ordinary course of our business.

Contractual Obligations

There were no material changes to our contractual cash obligations during the six months ended September 30, 2024.

Off-Balance Sheet Financing Arrangements

As of September 30, 2024, we had no off-balance sheet financing arrangements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of the end of the fiscal period covered by this Quarterly Report, and concluded that, as of September 30, 2024, due to material weaknesses in our internal control over financial reporting that have yet to be fully remediated, the Company’s disclosure controls and procedures were ineffective in providing reasonable assurance that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management and its Board of Directors, as appropriate to allow timely decisions regarding required disclosure.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information contained in Note 14, COMMITMENTS AND CONTINGENCIES - Legal Proceedings, of the Notes to Unaudited Condensed Consolidated Financial Statements located elsewhere in this Quarterly Report is incorporated herein by reference.

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

Date: November 13, 2024

	By:	/s/ John Thatch
John Thatch
President, Chief Executive Officer and Vice Chairman of the Board of Directors
(Principal Executive Officer)

Date November 13, 2024

	By:	/s/ Anthony S. Chan
Anthony S Chan
Chief Financial Officer
(Principal Financial Officer)

